Form 10-Q
period 1995-02-28
ROBBINS & MYERS INC
filed 1995-04-13
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
- - --   ACT OF 1934


For the Quarterly Period Ended FEBRUARY 28, 1995  Commission File Number 0-288
                               -----------------


                              ROBBINS & MYERS, INC.
- - ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          OHIO                                          31-0424220
- - ------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S.  Employer
incorporation or organization)                      Identification No.)



   1400 KETTERING TOWER, DAYTON, OHIO                      45423
- - ------------------------------------------------------------------------------
(Address of Principal executive offices)                (Zip Code)



Registrant's telephone number including area code          (513) 222-2610
                                                 -----------------------------


                                        NONE
- - ------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS
REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES  X     NO
                                                  ---       ---
COMMON SHARES, WITHOUT PAR VALUE, OUTSTANDING AS OF FEBRUARY 28, 1995: 5,166,099
                                                    ----------------------------


PART 1 - FINANCIAL INFORMATION

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands)

                                     February 28,          August 31,
                                            1995                 1994
                                     (unaudited)
                                     -----------          -----------
ASSETS

Current Assets

   Cash and cash equivalents             $23,001              $16,079
   Accounts receivable, net               45,464               40,107
   Inventories:
      Finished products                   12,473               12,491
      Products in process                 13,051               13,913
      Materials and supplies              14,117               13,522
   Deferred taxes                          3,632                3,632
   Prepaid expenses                        1,536                4,109
                                     -----------          -----------
   Total Current Assets                  113,274              103,853

Goodwill                                  67,235               68,210
Other Intangible Assets                    9,323                9,267
Deferred Taxes                             8,267                7,802
Other Assets                               6,526                6,836

Property, Plant and Equipment             93,167               89,900
   Less accumulated depreciation         (31,814)             (27,738)
                                     -----------          -----------
                                          61,353               62,162
                                     -----------          -----------
                                        $265,978             $258,130
                                     ===========          ===========

See Notes to Consolidated Financial Statements



ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands)

                                          February 28,       August 31,
                                                  1995             1994
                                         -------------     ------------
                                           (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Accounts payable                            $17,503          $16,164
   Accrued expenses                             37,126           35,825
   Federal income taxes payable                  1,998            3,017
   Current portion long-term debt                3,750            3,500
                                         -------------     ------------

   Total Current Liabilities                    60,377           58,506

Long-Term Debt                                  79,828           80,290
Other Long-Term Liabilities                     63,805           62,295


Shareholders' Equity

     Common stock without par value:
        Authorized shares--------25,000,000
        Outstanding shares--------5,166,099
        at February 28, 1995 and 5,142,817 at
        August 31, 1994 after deducting
        shares in treasury--------139,009 at
        February 28, 1995 and 147,005 at
        August 31, 1994                         19,840           19,573

     Retained Earnings                          42,880           37,656
     Equity adjustment for foreign
       currency translation                       (351)             211
     Equity adjustment to recognize minimum
       pension liability                          (401)            (401)
                                         -------------     ------------


                                              $265,978         $258,130
                                         =============    =============



   See Notes to Consolidated Financial Statements


ROBBINS & MYERS, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
    (UNAUDITED)
   (in thousands except per share data)

                                             Three Months Ended               Six Months Ended
                                       -----------------------------    -----------------------------
                                       February 28,     February 28,    February 28,     February 28,
                                               1995             1994            1995             1994
                                       ------------     ------------    ------------     ------------
Net Sales                                   $70,873          $22,564        $139,501          $44,462
Less:
   Cost of Sales                             46,728           13,676          92,314           27,454
                                       ------------     ------------    ------------     ------------
                                             24,145            8,888          47,187           17,008

   Engineering and development                2,568              643           5,114            1,265
   Selling and administrative expenses       14,783            4,717          29,224            8,870
   Interest expense                           1,836               44           3,632               71
   Other (income) deductions - net              (86)              92            (159)             314
                                       ------------     ------------    ------------     ------------
Income Before Income Taxes                    5,044            3,392           9,376            6,488
Income Taxes                                  1,957            1,257           3,373            2,445
                                       ------------     ------------    ------------     ------------
Net Income                                   $3,087           $2,135          $6,003           $4,043
                                       ============     ============    ============     ============

Earnings Per Share

   Primary                                   $0.58             $0.41           $1.13            $0.77
                                       ============     ============    ============     ============
   Assuming Full Dilution                    $0.58             $0.41           $1.13            $0.77
                                       ============     ============    ============     ============

Ending Common Shares Outstanding             5,166             5,113           5,166            5,113

Dividends Per Share
   Declared                                 $0.075            $0.075           $0.15          $0.1375
   Paid                                     $0.075            $0.075           $0.15          $0.1375



See Notes to Consolidated Financial Statements

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Robbins & Myers, Inc. and Subsidiaries

                                                     Six Months Ended February 28,
(in thousands)                                                 1995                        1994
- - -----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                                 $6,003                      $4,043
  Equity Adjustment for Foreign Currency Translation           (562)                       (205)
  Adjustment Required to Reconcile Net Income
    to Net Cash and Cash Equivalents Provided by
    Operating Activities:
      Depreciation                                            4,269                       1,468
      Amortization                                            1,718                         100
      Deferred taxes                                           (465)                        835
      Equity loss on unconsolidated investment                  187                          67
      Changes in operating assets and liabilities:
        Accounts receivable, less allowances                 (5,357)                     (3,478)
        Inventories                                             285                         (66)
        Prepaid expenses                                      2,573                        (337)
        Intangible assets                                      (136)                          0
        Other assets                                            123                        (236)
        Accounts payable                                      1,339                        (385)
        Accrued expenses                                      1,301                        (675)
        Federal income taxes payable                         (1,019)                        344
        Other long-term liabilities                           1,510                        (900)
                                                      -------------               -------------
  Net Cash and Cash Equivalents Provided by
     Operating Activities                                    11,769                         575
INVESTMENT ACTIVITIES
  Capital Expenditures, Net of Nominal Disposals             (3,460)                     (2,386)
  Purchase of Marketable Securities                               0                      (8,220)
  Proceeds From Sale of Marketable Securities                     0                       7,800
                                                      -------------               -------------
  Net Cash and Cash Equivalents Used
       by Investment Activities                              (3,460)                     (2,806)

FINANCING ACTIVITIES
  Proceeds from Revolving Line of Credit                      3,505                       5,323
  Payment of Revolving Line of Credit                        (3,505)                     (2,300)
  Payment of Term Loan                                         (875)                          0
  Proceeds from Sale of Common Stock                            267                         290
  Purchase of Common Stock                                        0                        (348)
  Dividends Paid                                               (779)                       (703)
                                                      -----------------------------------------
  Net Cash and Cash Equivalents Provided
     by Financing Activities                                 (1,387)                      2,262
                                                      -----------------------------------------
  Increase in Cash and Cash Equivalents                       6,922                          31
  Cash and Cash Equivalents at Beginning of Period           16,079                       1,422
                                                      -----------------------------------------
  Cash and Cash Equivalents at End of Period                $23,001                      $1,453
                                                      =========================================

See Notes to Consolidated Financial Statements

                    ROBBINS & MYERS, INC. AND SUBSIDIARIES
                                 DAYTON, OHIO
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring items necessary to present fairly the financial condition of the Company as of February 28, 1995 and August 31, 1994 and the results of its operations for the three month and six month periods ended February 28, 1995 and February 28, 1994 and its cash flows for the six month periods ended February 28, 1995 and February 28, 1994.

NOTE B -   Net income per share was calculated as disclosed in Exhibit 11.

NOTE C - On June 30, 1994, the Company completed the acquisition of the Pfaudler, Chemineer and Edlon business units for approximately $117,045,000. The funds used for the acquisition were provided by a combination of cash on hand, bank debt of $52,000,000 and subordinated notes of $43,576,000, net of discount, issued to the seller. In addition to cash and subordinated notes, the seller also received certain stock appreciation rights on 2,000,000 shares of the Company's common stock. The stock appreciation rights entitle the holder to receive a payment equal to the increase in market value of the Company's Common Stock above $23 per share to a maximum market value of $40 per share. The stock appreciation rights are exercisable by the holder beginning January 1, 1995 and expire June 30, 2000. At the Company's option, payment may be made in cash or common stock of the Company. It is the Company's intention at present to make any payment for stock appreciation rights in cash.

NOTE D - The following is a pro forma summary (unaudited) of the consolidated results of operations, assuming the purchase of Pfaudler, Chemineer and Edlon business units had taken place on September 1, 1993. In preparing the pro forma data, certain adjustments have been made to historic operating results, including increased interest expense resulting from the new debt structure, amortization of intangible assets and the related income tax effects. The pro forma data excludes business restructure provisions of the acquired companies of $3,800,000 in the first quarter of 1994.

                     ROBBINS & MYERS, INC. AND SUBSIDIARIES
                                  DAYTON, OHIO
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE D -    Continued

 (in thousands except per share data)


                                        Three Months Ended
                                 February 28,        February 28,
                                    1995                1994
                                  (Actual)           (Proforma)
         Net Sales                $70,873              $64,856

         Net Income                 3,087                  918

         Net Income Per Share        $.58                 $.18




                                         Six Months Ended
                                 February 28,           February 28,
                                   1995                   1994
                                  (Actual)              (Proforma)

         Net Sales                $139,501              $132,030

         Net Income                  6,003                 3,730

         Net Income Per Share        $1.13                  $.71

                     ROBBINS & MYERS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following represents management's discussion and analysis of certain significant factors which affected the Company's earnings and changes in financial condition during the period included in the accompanying statements of consolidated operations and the consolidated balance sheets.

The Company completed the acquisition of the Pfaudler, Chemineer, and Edlon business units on June 30, 1994, which more than doubled its size. After June 30, 1994, the Company's business was comprised of the newly acquired business units and its historic business units, which include Moyno Industrial Products, Moyno Oilfield Products and Prochem Industrial Mixers. Operating results of the new business units are included for the three month and six month periods ended February 28, 1995 but are not included in any reported prior year periods. As a result, the June 30, 1994 acquisitions are the principal cause for the change between the reported periods.

OPERATING RESULTS
- - -----------------
Net sales for the quarter totaled $70.9 million, compared to $22.6 million for the same quarter of last year and up from $68.6 million in the previous quarter. Net income totaled $3.1 million, or $.58 per share, compared to $2.1 million or $.41 per share last year. The previous quarter net income totaled
$2.9 million or $.55 per share.   For the first six months, net sales were
$139.5 million compared to $44.5 million for the same period of last year. Net income for the six months totaled $6.0 million or $1.13 per share compared to $4.0 million in the same period of 1994, or $.77 per share. The increase in net income from the same quarter of last year is due to a combination of improved operating results experienced by the Company's historic business units combined with the inclusion of operating results of the newly acquired business units.

Gross margins as a percentage of sales are unchanged from the previous quarter for both the new business units and the Company's historic business units. Gross margins are also unchanged when compared to the same quarter of the prior year which did not include the results of the new units.

Orders and backlogs for all products continue to be healthy. This should lead to second half operating results consistent with those of the first half.

PROVISION FOR INCOME TAXES
- - --------------------------
During the current quarter, based on projections of profits for the remainder of the year, the Company recorded a provision for domestic and foreign income taxes equal to 39% of estimated taxable income compared to 37% in the same quarter of the previous year. The provisions include the impact of tax loss carryforwards in certain foreign countries and foreign and domestic taxes associated with dividends to be declared in the current fiscal year by wholly owned foreign subsidiaries having available cash and retained earnings.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
The discussion of the acquisition of the Pfaudler, Chemineer and Edlon business units and the related financing was disclosed in detail in the Company's 1994 annual report. As of March 1, 1995, the Company also acquired or established three additional businesses. First, the assets of Pharaoh Corporation, a Rochester, N.Y. company engaged in the business of parts and services for glass-lined process equipment, were purchased. Second, the stock of Cannon Process Equipment, Ltd., headquartered in Bilston, England, was purchased. Cannon was engaged in the business of new and reconditioned glass-lined reactor vessels. Finally, a partnership was established between Glasteel Parts and Services, a newly formed subsidiary of the Company, and Universal Process Equipment, Inc., a global purchaser of used process equipment. The transactions were financed by a combination of available cash, current bank financing and the issuance of $4.4 million of new subordinated debt.

Cash requirements for 1995 are related primarily to debt service, capital expenditures and previously recorded restructuring payments. Debt principal payments totaling $3.5 million are due in 1995. The Company anticipates capital expenditures for the year to approximate $12 million, and to be largely directed at manufacturing cost reduction programs and new integrated operating systems at the Pfaudler and Chemineer business units. Previously recorded restructuring actions amounted to approximately $5.8 million at February 28, 1995. Of this amount, $2.5 million is estimated to be payable in the current fiscal year and the balance payable in fiscal 1996.


OTHER
- - -----
Unfilled orders as of February 28, 1995 totaled $86.1 million. They increased from $77.6 million at the beginning of the quarter primarily due to improved order rates at Chemineer's domestic location and Pfaudler's German and England locations.

10Q8.dmd  - PART II OTHER INFORMATION


ITEM 4.     Submission of Matters to a Vote of Security Holders.
            ----------------------------------------------------

                   (a) The Annual Meeting of Shareholders of Robbins & Myers, Inc. (the "Company") was held on December 14, 1994.

                   (b) The Company's Board of Directors is divided into two classes, with one class of directors elected at each annual meeting of shareholders. At the Annual Meeting on December 14, 1994, the following persons were elected directors of the Company for a term of office expiring at the annual meeting of shareholders to be held in 1996: Daniel W. Duval, Thomas P. Loftis, Jerome F. Tatar. The other directors whose terms of office continued after the Annual Meeting are Robert
                         J. Kegerreis, Ph.D., Maynard H. Murch IV, John N. Taylor, Jr., and William W. Wommack. Mr. Wommack subsequently resigned as a director of the Company and William D. Manning, Jr. was elected on March 1, 1995 to fill the unexpired term of office of Mr. Wommack.

                   (c) At the Annual Meeting on December 14, 1994, four items were voted on by shareholders, namely:

                         (i) the election of directors in which, as noted above, Messrs. Duval, Loftis, and Tatar were elected directors of the Company, with Mr. Duval having 4,626,580 cast for his election and 193,208 withheld, Mr. Loftis having 4,626,780 cast for his election and 193,008 withheld, and Mr. Tatar having 4,626,780 cast for his election and 193,008 withheld;

                        (ii) adoption to increase the number of authorized common shares from 10,000,000 to 25,000,000 was approved with 4,081,749 cast for approval, 723,096 against approval, and 14,943 abstentions;

                       (iii) adoption of the Amendment to Code of Regulations providing flexibility in setting the Meeting
                              Date for the annual meeting of shareholders was approved with 4,786,721 cast for approval, 17,217 against approval, 14,279 abstentions, and 1,571 broker non-votes; and

                        (iv) the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending August 31, 1995 was approved with 4,795,777 cast for approval, 16,697 against approval, 3,693 abstentions and 3,621 broker non-votes.

ITEM 5.  Other Information
         -----------------

         The Company completed on April 10, 1995 a transaction with Eagle Industrial Products Corporation ("Eagle"), a subsidiary of Eagle Industries, Inc., pursuant to which the Company paid Eagle $20 million and the stated principal amount of the Company's Subordinated Notes held by Eagle was reduced by $25 million. The Subordinated Notes were issued to Eagle in part payment of the purchase price of the Pfaudler, Chemineer, and Edlon businesses acquired on June 30, 1994. The transaction will result in an extraordinary, one-time, after tax gain of $1.4 million to the Company.

         On April 10, 1995, the Company and Bank One, Dayton, NA and National City Bank, Columbus (the "Banks") entered into Amendment No. 4 to that certain Credit Agreement among them which was originally entered into on June 24, 1994 (the "Credit Agreement"). Amendment No. 4 increases the Company's borrowing capacity under the Credit Agreement to $88,250,000. All of the increase in borrowing capacity was to the revolving credit portion of the Credit Agreement, which increased from $35,000,000 to $50,000,000. On March 1, 1996, the maximum loan commitment of the Banks under the revolving credit portion of the Credit Agreement is reduced to $48,000,000, with further annual reductions each March 1 thereafter until March 1, 2000, at which time the maximum loan commitment under the revolving credit portion is $35,000,000. For additional information, reference is made to Amendment No. 4 which is Exhibit 4.1 to this Report.


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------
                (a)  See Index to Exhibits.

                (b) Reports on Form 8-K. During the quarter ended February 28, 1995, the Company did not file any reports on Form 8-K.

10Q9.dmd


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   ROBBINS & MYERS, INC
                                         --------------------------------------



DATE: APRIL 13. 1995                 BY    /S/ GEORGE M. WALKER
     ---------------------             ----------------------------------
                                            VICE PRESIDENT & CFO
                                        (PRINCIPAL FINANCIAL OFFICER)

                              INDEX TO EXHIBITS
                              -----------------


 (3) (i)       AMENDED ARTICLES OF INCORPORATION OF
                 ROBBINS & MYERS, INC.........................    *

 (3) (ii)      CODE OF REGULATIONS OF ROBBINS & MYERS, INC....    *

 (4) (1)       AMENDMENT NO. 4 TO CREDIT AGREEMENT............    *

 (4) (2)       FIRST SUPPLEMENTAL INDENTURE...................    *



(11)  STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS:

      11.1    Computation of Per Share Earnings..............     *


(27)          Financial Data Schedule                             *




______________________

"*" Indicates the Exhibit is filed with this Report.