Form 10-Q
period 1995-05-31
ROBBINS & MYERS INC
filed 1995-07-14
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended MAY 31, 1995  Commission File Number 0-288
                               ------------                         -----


                            Robbins & Myers, Inc.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          Ohio                                   31-0424220
- --------------------------------------------------------------------------------
(State orother jurisdiction of               (I.R.S.  Employer
incorporation or organization)               Identification No.)




1400 Kettering Tower, Dayton, OhiO                            45423
- --------------------------------------------------------------------------------
(Address of Principal executive offices)                    (Zip Code)



Registrant's telephone number including area code          (513) 222-2610
                                                 ------------------------------


                                     None
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     yes  x     no
                                                           ----
Common shares, without par value, outstanding as of May 31, 1995: 5,173,779
                                                    ------------------------

PART 1 - FINANCIAL INFORMATION

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands)




                                         May 31,           August 31,
                                            1995                 1994
                                     -----------          -----------
                                     (unaudited)
ASSETS

Current Assets

   Cash and cash equivalents             $11,738              $16,079
   Accounts receivable, net               51,165               40,107
   Inventories:
      Finished products                    8,602               12,491
      Products in process                 15,685               13,913
      Materials and supplies              19,876               13,522
   Deferred taxes                          3,632                3,632
   Prepaid expenses                        1,670                4,109
                                     -----------          -----------

   Total Current Assets                  112,368              103,853

Goodwill                                  71,387               68,210
Other Intangible Assets                   14,267                9,267
Deferred Taxes                             8,449                7,802
Other Assets                               6,130                6,836

Property, Plant and Equipment             96,638               89,900
   Less accumulated depreciation         (33,811)             (27,738)
                                     -----------          -----------
                                          62,827               62,162
                                     -----------          -----------

                                        $275,428             $258,130
                                     ===========          ===========




See Notes to Consolidated Financial Statements

10Q3(L)





ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands)


                                              May 31,        August 31,
                                                 1995              1994
                                          -----------       -----------
                                          (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

   Accounts payable                           $19,070           $16,164
   Accrued expenses                            41,348            35,825
   Federal income taxes payable                 3,267             3,017
   Current portion long-term debt               4,967             3,500
                                          -----------       -----------

   Total Current Liabilities                   68,652            58,506

Long-Term Debt                                 72,553            80,290
Other Long-Term Liabilities                    67,023            62,295


Shareholders' Equity

     Common stock without par value:
        Authorized shares--------25,000,000
        Outstanding shares--------5,173,779
        at May 31, 1995 and 5,142,817 at
        August 31, 1994 after deducting
        shares in treasury--------136,070 at
        May 31, 1995 and 147,005 at
        August 31, 1994                        19,941            19,573

     Retained Earnings                         46,079            37,656
     Equity adjustment for foreign
       currency translation                     1,581               211
     Equity adjustment to recognize minimum
       pension liability                         (401)             (401)
                                          -----------       -----------
                                             $275,428          $258,130
                                          ===========       ===========





   See Notes to Consolidated Financial Statements

10Q4(L)




ROBBINS & MYERS, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED INCOME
    (UNAUDITED)
   (in thousands except per share data)

                                                          Three Months Ended               Nine Months Ended
                                                        ----------------------          -----------------------
                                                        May 31,        May 31,           May 31,        May 31,
                                                           1995           1994              1995           1994
                                                        -------        -------          --------        -------
Net Sales                                               $79,973        $25,018          $219,475        $69,480
Less:
   Cost of Sales                                         53,793         14,668           146,107         42,122
                                                        -------        -------          --------        -------
                                                         26,180         10,350            73,368         27,358

   Engineering and development                            2,642            701             7,756          1,966
   Selling and administrative expenses                   16,395          4,953            45,619         13,823
   Interest expense                                       1,921             38             5,552            109
   Other deductions - net                                   905            820               747          1,134
                                                        -------        -------          --------        -------
Income Before Income Taxes                                4,317          3,838            13,694         10,326
Income Taxes                                              2,061          1,627             5,435          4,072
                                                        -------        -------          --------        -------

Net Income Before Extraordinary Item                      2,256          2,211             8,259          6,254

Extraordinary Gain from Refinancing Debt                  1,332              0             1,332              0
                                                        -------        -------          --------        -------
Net Income                                               $3,588         $2,211            $9,591         $6,254
                                                        =======        =======          ========        =======


Income Per Share Before Extraordinary Item
   Primary                                                $0.42          $0.42             $1.56          $1.19
   Assuming Full Dilution                                 $0.42          $0.42             $1.54          $1.19
                                                        =======        =======          ========        =======

Income Per Share
   Primary                                                $0.67          $0.42             $1.81          $1.19
   Assuming Full Dilution                                 $0.67          $0.42             $1.79          $1.19
                                                        =======        =======          ========        =======


Ending Common Shares Outstanding                          5,174          5,117             5,174          5,117

Dividends Per Share
   Declared                                              $0.075         $0.075            $0.225        $0.2125
   Paid                                                  $0.075         $0.075            $0.225        $0.2125





See Notes to Consolidated Financial Statements

STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)
Robbins & Myers, Inc. and Subsidiaries

                                                       Nine Months Ended May 31,
(in thousands)                                                 1995           1994
- ----------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                                 $9,591         $6,254
  Equity Adjustment for Foreign Currency Translation          1,370           (141)
  Adjustment Required to Reconcile Net Income
    to Net Cash and Cash Equivalents Provided by
    Operating Activities:
      Depreciation                                            6,543          2,165
      Amortization                                            2,815            149
      Deferred taxes                                            644            729
      Gain on Extinguishment of Debt                         (2,183)             0
      Changes in operating assets and liabilities:
        Accounts receivable, less allowances                 (9,243)        (3,819)
        Inventories                                          (2,852)          (243)
        Prepaid expenses                                      2,484           (160)
        Other assets                                            707         (1,050)
        Accounts payable                                      1,898           (550)
        Accrued expenses                                      3,441            383
        Federal income taxes payable                            251            653
        Other long-term liabilities                           3,437         (1,127)
                                                           --------       --------
Net Cash and Cash Equivalents Provided by
     Operating Activities                                    18,903          3,243

INVESTMENT ACTIVITIES
  Capital Expenditures, Net of Nominal Disposals             (6,350)        (3,898)
  Purchase of Marketable Securities                               0        (29,796)
  Proceeds From Sale of Marketable Securities                     0         31,071
  Purchase of Pharaoh Corp and  Cannon Process
       Equipment, Ltd.                                      (11,088)             0
                                                           --------       --------
  Net Cash and Cash Equivalents Used
       by Investment Activities                             (17,438)        (2,623)

FINANCING ACTIVITIES
  Proceeds from Revolving Line of Credit                     51,005          5,329
  Payment of Revolving Line of Credit                       (38,705)        (5,300)
  Payment of Term Loan                                       (1,750)             0
  Proceeds from Subordinated Debt                             4,444              0
  Payment of Subordinated Debt                              (20,000)             0
  Proceeds from Sale of Common Stock                            368            361
  Purchase of Common Stock                                        0           (348)
  Dividends Paid                                             (1,168)        (1,088)
                                                           -----------------------
  Net Cash and Cash Equivalents Used
     by Financing Activities                                 (5,806)        (1,046)
                                                           -----------------------
  Decrease in Cash and Cash Equivalents                      (4,341)          (426)
  Cash and Cash Equivalents at Beginning of Period           16,079          1,422
                                                           -----------------------
  Cash and Cash Equivalents at End of Period                $11,738           $996
                                                           =======================

See Notes to Consolidated Financial Statements

                     ROBBINS & MYERS, INC. AND SUBSIDIARIES
                                  DAYTON, OHIO
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE A - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring items necessary to present fairly the financial condition of the Company as of May 31, 1995 and August 31, 1994 and the results of its operations for the three month and nine month periods ended May 31, 1995 and May 31, 1994 and its cash flows for the nine month periods ended May 31, 1995 and May 31, 1994.

  NOTE B -    Net income per share was calculated as disclosed in Exhibit 11.

  NOTE C - On June 30, 1994, the Company completed the acquisition of the Pfaudler, Chemineer and Edlon business units for approximately $117,045,000. The funds used for the acquisition were provided by a combination of cash on hand, bank debt of $52,000,000 and subordinated notes of $43,576,000, net of discount, issued to the seller. In addition to cash and subordinated notes, the seller also received certain stock appreciation rights on 2,000,000 shares of the Company's common stock. The stock appreciation rights entitle the holder to receive a payment equal to the increase in market value of the Company's Common Stock above $23 per share to a maximum market value of $40 per share. The stock appreciation rights are exercisable by the holder beginning January 1, 1995 and expire June 30, 2000. At the Company's option, payment may be made in cash or common stock of the Company. It is the Company's intention at present to make any payment for stock appreciation rights in cash. Based on the closing price of the Company's common shares at May 31, 1995, which was $26,50 per share, the holder would be entitled to receive a payment of $7,000,000. At such time as the stock appreciation rights are exercised, it is the Company's intention to treat the payment as an addition to the purchase price, add it to goodwill and amortize it over the remaining amortization period of goodwill.

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

                     ROBBINS & MYERS, INC. AND SUBSIDIARIES
                                  DAYTON, OHIO
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

NOTE D -    Continued

 (in thousands except per share data)


                                           Three Months Ended
                                  May 31, 1995          May 31, 1994
                                    (Actual)             (Proforma)

            Net Sales                $79,973              $64,638

            Net Income                 3,588                2,450

            Net Income Per Share        $.67                 $.46




                                          Nine Months Ended
                                  May 31, 1995          May 31, 1994
                                     (Actual)            (Proforma)

            Net Sales                $219,475              $196,668

            Net Income                  9,591                 6,180

            Net Income Per Share        $1.79                 $1.18

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

The Company completed the acquisition of the Pfaudler, Chemineer, and Edlon business units on June 30, 1994, which more than doubled its size. After June 30, 1994, the Company's business was comprised of the newly acquired business units and its historic business units, which include Moyno Industrial Products, Moyno Oilfield Products and Prochem Industrial Mixers. Operating results of the new business units are included for the three month and nine month periods ended May 31, 1995 but are not included in any reported prior year periods. As a result, the June 30, 1994 acquisitions are the principal cause for the change between the reported periods.

OPERATING RESULTS
- -----------------
Net sales for the quarter totaled $80 million, compared to $25 million for the same quarter of last year and up from $70.9 million in the previous quarter. Net income totaled $3.6 million, or $.67 per share, compared to $2.2 million or $.42 per share last year. The previous quarter net income totaled $3.1 million
or $.58 per share.   For the first nine months, net sales were $219.5 million
compared to $69.5 million for the same period of last year. Net income for the nine months totaled $9.6 million or $1.79 per share compared to $6.3 million in the same period of 1994, or $1.19 per share. The increase in net income from the same quarter of last year is due to a combination of improved operating results experienced by the Company's historic business units combined with the inclusion of operating results of the newly acquired business units.

Gross margins as a percentage of sales are about the same as the previous quarter for both the new business units and the Company's historic business units. Gross margins for the Company's historic units are also unchanged from the same quarter of the prior year. Engineering and Development and Selling and Administrative expenses, as a percentage of sales, are about the same as in the previous quarter and the same quarter of last year.

During the quarter the Company recorded an extraordinary gain in the amount of $1.3 million resulting from the early retirement of one-half of the subordinated debt issued in connection with last year's acquisition of Pfaudler, Chemineer and Edlon. The transaction required a payment of $20.4 million, including accrued interest, of which $12.7 million was borrowed under the revolving credit agreement and the balance paid from cash on hand.

Also during the third quarter the Company recorded a pre-tax charge of approximately $1.6 million to write off its investment in Hazleton Environmental, a small start-up business furnishing equipment primarily for industrial wastewater treatment applications. This charge is included in Other deductions - net in the Statement of Consolidated Income.

Orders for the quarter totaled $90.4 million compared to $80.2 million in the prior quarter. The increase was particularly strong at the Pfaudler, Chemineer and Moyno Oilfield Products business units but all units ended the quarter with higher backlogs than at the beginning of the period.

PROVISION FOR INCOME TAXES
- --------------------------
During the current quarter, based on projections of profits for the remainder of the year, the Company recorded a provision for domestic and foreign income taxes equal to 45% of estimated taxable income compared to 42% in the same quarter of the previous year. The provisions include the impact of tax loss carryforwards in certain foreign countries and foreign and domestic taxes associated with dividends to be declared in the current fiscal year by wholly owned foreign subsidiaries having available cash and retained earnings.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
The discussion of the acquisition of the Pfaudler, Chemineer and Edlon business units and the related financing was disclosed in detail in the Company's 1994 annual report to shareholders. As of March 1, 1995, the Company also acquired or established three additional businesses. First, the assets of Pharaoh Corporation, a Rochester, New York company engaged in the business of parts and services for glass-lined process equipment, were purchased. Second, the stock of Cannon Process Equipment, Ltd., headquartered in Bilston, England, was purchased. Cannon was engaged in the business of new and reconditioned glass-lined reactor vessels. Finally, a partnership was established between Glasteel Parts and Services, a newly formed subsidiary of the Company, and Universal Process Equipment, Inc., a global purchaser of used process equipment. The transactions were financed by a combination of available cash, current bank financing and the issuance of $4.4 million of new subordinated debt.

As noted in the discussion of operating results, the Company recorded the early retirement of one-half of the subordinated debt issued in connection with its June, 1994 business acquisitions. As stated, the transaction required $20.4 million of cash, $12.7 million of which was borrowed with the balance provided from cash on-hand.

Cash requirements for Fiscal 1995 are related primarily to debt service, capital expenditures and previously recorded restructuring payments. Debt principal payments totaling $1.75 million are due for the remainder of fiscal 1995. The Company anticipates capital expenditures for fiscal 1995 to be approximately $12 million, and to be principally directed at manufacturing cost reduction programs and new integrated operating systems at the Pfaudler and Chemineer business units. Previously recorded restructuring actions amounted to approximately $5.4 million at May 31, 1995. Of this amount, $.4 million is estimated to be payable in the current fiscal year and the balance payable in fiscal 1996.

OTHER
- -----
Unfilled orders as of May 31, 1995 totaled $98.8 million compared to $86.1 million at the beginning of the quarter. The increase, as previously stated, was primarily due to improved order rates at Moyno Oilfield Products, Chemineer and Pfaudler.

10Q8.dmd  - PART II OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K

                          (a)     See index to exhibits.

                          (b) Reports on Form 8-K. During the quarter ended May 31, 1995, the Company did not file any reports on Form 8- K.

 10Q9.dmd


                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 ROBBINS & MYERS, INC
                                            -------------------------------



DATE:  JULY 14, 1995                BY:         /S/ GEORGE M. WALKER
      --------------                   ---------------------------------------
                                               Vice President & CFO
                                              (Principal Financial Officer)

                              INDEX TO EXHIBITS
                              -----------------

                                                                Located at
                                                                 Manually
                                                                Numbered Page
                                                                -------------

(11)  STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS:

      11.1   Computation of Per Share Earnings............           *

(27)         Financial Data Schedule......................           *