Form 10-K405
period 1995-08-31
ROBBINS & MYERS INC
filed 1995-11-28
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

            [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


 For the Fiscal Year                                          Commission
Ended August 31, 1995                                      File Number 0-288
---------------------                                      -----------------

                            ROBBINS & MYERS, INC.
----------------------------------------------------------------------------
(Exact name of Registrant as specified in its charter)


          OHIO                                                 31-0424220
-------------------------                                -------------------
(State of incorporation)                                    (I.R.S. employer
                                                       identification number)

   1400 Kettering Tower, Dayton, Ohio                                  45423
---------------------------------------------------                  -------
 (Address of principal executive offices)                       (Zip code)

             Registrant's telephone number, including area code:

                               (513)  222-2610

Securities registered pursuant to section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                      which registered
-------------------                                  ------------------------

      NONE                                                     NONE

Securities registered pursuant to section 12(g) of the Act:

                        Common shares, without par value
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes x . No_____.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

                      (Cover Page continues on next page)

 At the close of business on October 24, 1995:

   Number of Common Shares, without
    par value, outstanding...........................5,222,571

   Aggregate market value of Common
    Shares, without par value, held
    by non-affiliates of the Company..............$122,152,494


                      DOCUMENT INCORPORATED BY REFERENCE
                      ----------------------------------

      1) Robbins & Myers, Inc. Proxy Statement, dated November 14, 1995, for its Annual Meeting of Shareholders on December 13, 1995, definitive copies of the foregoing have been filed with the Commission. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.



                  INDEX TO EXHIBITS at page 23 of this Report.

ITEM 1.  BUSINESS.
------   --------

BACKGROUND
----------

        Robbins & Myers, Inc., an Ohio corporation (the "Company"), commenced business operations in 1878. After a series of divestitures, which culminated in August 1991 with the sale of its electric motor business, the Company's sole remaining business was the manufacture and sale of Moyno(R) progressing cavity products for industrial, municipal wastewater treatment, and oilfield applications.

        In 1991, the Company stated that its long-term strategy was to capitalize on its domestic market leading position in progressing cavity pump technology, its manufacturing strengths, and expertise in fluids management to develop, through acquisitions and internal growth, a portfolio of highly-engineered fluids management equipment and products. As markets and competition have become increasingly global, a key element of the Company's strategy is to compete worldwide with fluids management products, having strong market positions and recognized brand names, that offer significant opportunities for increasing domestic and international sales to the Company's principal markets.

        In February 1992, the Company purchased its Prochem mixer product line and in February 1993 purchased a portable mixer product line. Those acquisitions provided the initial base for the development of the Company's mixer business.

        On June 30, 1994, the Company acquired its Pfaudler, Inc., Chemineer, Inc. and Edlon, Inc. business units for $117,045,000 in cash and subordinated notes of the Company and 2.0 million stock appreciation rights. The Company purchased and retired 1.85 million of these stock appreciation rights for $18.0 million in cash on October 24, 1995. The June 30, 1994 acquisitions were accounted for as purchases and, accordingly, the results of the acquired companies are included in the Company's results of operations since July 1, 1994. See "Business Acquisition" note of the Notes to Consolidated Financial Statements included at Item 8 of this report ("Notes to Consolidated Financial Statements").

        On March 1, 1995, the Company purchased Pharoah Corp. and Cannon Process Equipment Limited for cash and subordinated notes totaling $12,898,000 and entered into a partnership with Universal Process Equipment(UPE). These transactions were key elements of the Company's initiative in 1995 to expand its parts and field service business.


BUSINESS
--------

        The Company is principally engaged in the design, manufacture, and marketing of fluids management equipment for the process industries. Its four product classifications are: (i) progressing cavity products; (ii) mixing and turbine agitation equipment; (iii) glass-lined storage and reactor vessels, and
(iv) related products (engineered systems, fluoropolymer linings and valves). These products are used for applications in industries that must move, control, process and store fluids in specialized environments. The Company's primary markets are the chemical, pharmaceutical, oil and gas recovery, wastewater treatment, pulp and paper, food and beverage and mining industries. The Company believes its design and engineering capabilities, its worldwide knowledge of the process industries, its distributed manufacturing capabilities, its application know-how, and its parts and field service capabilities allow it to compete effectively both domestically and internationally in the fluids management industry.

             The Company operates in one industry segment--fluids management. Information concerning the Company's net sales, operating income and identifiable assets by geographic area and export sales for the years ended August 31, 1995, 1994, and 1993 is included in the Information by Geographic Area note to the Consolidated Financial Statements included at Item 8, and is incorporated herein by reference.

             International sales represented approximately 45% of consolidated sales in fiscal 1995. The sales of the Company's four principal product classifications for fiscal 1995 as a percentage of consolidated sales were as follows: progressing cavity products - 30%; mixing and turbine agitation equipment - 22%; glass-lined storage and reactor vessels - 38%; and related products (engineered systems, fluoropolymer linings, and valves) - 10%.


                          PROGRESSING CAVITY PRODUCTS

             The Company is the worldwide leader in the manufacture and sale of progressing cavity products. The principal elements of a progressing cavity product, e.g. a pump, consist of a high-strength steel rod...called the rotor...which is motor driven to rotate in a elastomer-lined steel tube...called the stator. The rotating element generates positive displacement in the stator to deliver uniform fluid flow, at rates proportional to the rotational speed of the rotor. Progressing cavity technology is used in pump products sold to industrial markets and pumps and power elements for the oil and gas markets.

             INDUSTRIAL MARKETS

             For industrial markets, the Company markets a wide range of progressing cavity pumps under the brand names Moyno(R) and R&M(R). Its principal customers in this market are involved in municipal wastewater treatment, pulp and paper production, and food and beverage processing. Related products sold for industrial uses include sensors, grinders, and accessories and replacement parts for its pump products. Progressing cavity products for industrial markets are principally manufactured at the Company's Springfield, Ohio facilities.

             Progressing cavity pumps are versatile and well-suited for demanding applications. They can be positioned at any angle and can deliver flow in either direction, without modification or accessories. They handle high pressure water and shear sensitive materials to heavy, viscous abrasive, solid-laden slurries and sludges. In many demanding applications, they are regarded as the pump of choice.


             The marketing and sale of industrial products is directed from the Company's Springfield, Ohio offices. Distribution is managed through several regional and district offices in North America and foreign sales offices and product distribution centers located in Singapore, Chandlers Ford, England and Vilvoorde, Belgium. Products are sold directly to wastewater treatment customers and through independent distributors for most other applications. In addition to new product sales, the sale of replacement parts for the industrial pump market is a significant source of business.

             While the Company believes it is the world leader in the manufacture of progressing cavity pumps, the market is highly competitive and includes many different types of similar equipment and a significant number of competitors, none of which is dominant. The Company is recognized for its high levels of product quality and attention to customer requirements.

             OIL AND GAS MARKETS

             The Company's principal products for the oil and gas market are down-hole pumps and power elements used to drive the drilling element in the drilling of wells. The capability of the progressing cavity technology to be applied at various angles and to reverse fluid flow has enabled the Company to become a leader in the development of pumping and directional drilling products for the oil and gas recovery and drilling industries.

             Moyno(R) down-hole pumps are primarily used to pump crude oil to the surface and for dewatering gas wells. Moyno(R) pumps are available in a variety of models for various flow rates, pumping depths, and well conditions. The Company's down-hole pumps are noted for long run life and depth of pumping range.

             Moyno(R) down-hole power elements utilize progressing cavity technology to drive the drilling element in oil and gas well drilling. The Company manufactures over 30 models which operate at various speeds and torques to meet specific down-hole, directional, drilling requirements.

             Oilfield products are manufactured at facilities in Fairfield, California and Petit-Rechain, Belgium. Down-hole pumps are principally sold in North America through a sales alliance with the Highland Division of Energy Ventures, Inc. Moyno(R) motor elements are sold worldwide on a direct basis to manufacturers of drilling equipment and major oilfield service companies.

             Competition is increasing in down-hole pumps as more progressing cavity pump manufacturers enter the market. Competitive pressure is intense for the Moyno(R) motor elements due to backward integration of former customers and recent mergers and acquisitions among suppliers of oilfield services. The Company intends to remain a leading supplier in this industry by continuing to maintain very high product quality and extensive customer support. In addition, the Company continues its efforts in materials research aimed at both improving product life and extending product applications.

                     MIXING AND TURBINE AGITATION EQUIPMENT

             The Company is one of the leading manufacturers of mixing and turbine agitation equipment on a worldwide basis and is a technological leader in providing solutions to customer mixing problems in the fluids management industry. The uses of the Company's mixer and turbine agitation equipment range from simple storage tank agitation to critical applications in polymerization and fermentation processes. Mixer products are sold under the Chemineer(R), Prochem(R), Kenics(R) and Valchem(R) brand names.

             Chemineer products include its line of high-quality HT Turbine Agitators. These gear-driven agitators are available in various sizes, with a wide selection of mounting methods, and drive ranges from 1 to 1,000 horsepower. The Chemineer line also includes top-entry CT Turbine Agitators, with drive ranges from 1/2 to 5 horsepower, designed for less demanding applications, and a line of portable, gear-driven mixers which can be clamp
mounted to tanks to handle batch mixing needs.   The principal markets for
Chemineer products are the chemical, pharmaceutical, petrochemical, food processing and wastewater treatment industries.

             Prochem products are principally belt-driven mixers used principally in the pulp and paper, mining, and mineral processing industries. Kenics mixers are continuous mixing and processing devices, with no moving parts, which are used in specialized static mixing and heat transfer applications.

             Mixing and turbine agitation equipment is manufactured at facilities in the United States and England, and through a licensee in Mexico. These products are marketed worldwide to a diverse customer base, with products being sold primarily through manufacturers representatives. The Company also maintains direct sales offices in Houston, Texas and England. The Company established a research and development facility to focus on the development of new products and on applied research. It has also introduced computer technology to perform on-site customized application engineering. Replacement parts and service account for a significant portion of revenues.

             The mixer and agitation equipment industry is highly competitive. Three companies account for a significant portion of domestic sales, but compete with the numerous smaller companies. The Company believes that Lightnin, a unit of General Signal Corporation, has the largest share of the global market, with the Company being number two in market share. The Company believes that its application engineering know-how, diverse products, product quality, and customer support allow it to compete effectively in the market place.

                    GLASS-LINED STORAGE AND REACTOR VESSELS

             The Company is the worldwide leader in the manufacture and sale of glass-lined storage and reactor vessels and related equipment for use in the chemical and pharmaceutical industries.

             The Company's Pfaudler unit bonds glass to the interior of steel vessels to form a fused composite, referred to as Glasteel(R), which provides a vessel in which materials can be processed or stored in an inert, nonsticking, corrosion-resistant environment. Reactor vessels range in capacities from 1 to 15,000 gallons, are generally custom-ordered and designed, and can be equipped with various accessories, such as agitators, instrumentation and baffles. Storage vessels have capacities up to 25,000 gallons.

             Pfaudler vessels are manufactured at plants in the United States, Scotland, England, Germany, Mexico, and Brazil and in India by a 40%-owned joint venture company. Pfaudler's international manufacturing capability allows it to respond quickly to market demands for both sales and service.

             Replacement parts, relining of glass vessels, and field service represent a significant portion of revenues. This portion of the Pfaudler business was strengthened in 1995 by the acquisition of Pharoah Corp. and Cannon Process Equipment Limited and the formation of a partnership with Universal Process Equipment Corporation. This partnership is engaged in the sale of reconditioned and used vessels.

             Pfaudler vessels are marketed worldwide under the tradename Glasteel(R) to end-users through its direct sales force. The industry is dominated by two major suppliers. Pfaudler believes that it is currently the largest supplier of vessels, with DeDietrich, a French manufacturer, being the next largest supplier.


                                RELATED PRODUCTS

             The Company also manufactures and markets to the process industries several products which compliment its principal products. These related products include engineered systems, fluoropolymer linings and valves.

             The Company's engineered systems group designs and sells fluid heating/cooling systems used with reactor vessels to control fluid temperature in the manufacturing and processing of pharmaceuticals and specialty chemicals. These systems are often skid-mounted, functional systems comprised of heat exchangers, circulation pumps, piping, control valves, transmitters, heaters, refrigeration units, or cooling towers, depending on project requirements. The Company's engineered systems group also designs and sells fluid separators, known as wiped film evaporators. The Company maintains a computer-driven and controlled pilot plant test facility for use by Company and customer engineers to determine and evaluate operating parameters in the production and processing of pharmaceuticals, chemicals, and other products.

             The Company's Edlon unit manufactures and markets fluoropolymer roll covers and liners for process equipment, isostatically molded liners for pipe and flowmeters, and vessel and piping accessories. Its products are principally used in the chemical industry to provide corrosion-resistant environments and in the paper industry for release applications. Its products are manufactured at facilities in Avondale, Pennsylvania and Scotland.

             The Company also manufactures pinch valves. Pinch valves are comprised of a molded rubber sleeve valve, ranging in diameter from one to 24 inches, and a pincher, enclosed in a casting. The pincher literally pinches shut the sleeve valve to provide quick shut-off. These valves are used in general industrial applications, usually involving harsh fluids where immediate shut-off of flow is required.


GENERAL
-------

             At August 31, 1995, the Company's order backlog was $106.7 million compared to $73.9 million at the beginning of the year. Within the next twelve months, the Company expects to ship over 99% of the current backlog. Sales of the Company's products are not subject to material seasonal fluctuations.

             Basic manufacturing raw materials are purchased from various domestic and foreign vendors. The supply of raw materials and components has been adequate and available without significant delivery delays. No events are known or anticipated that would change the sources and availability of raw materials.

             The Company owns a number of patents relating to the design and manufacture of its products. While the Company considers these patents important to its operations, it believes that the successful manufacture and sale of its products depend more upon technological know-how and manufacturing skills. The Company is committed to maintaining high quality manufacturing standards and has completed ISO certification at several facilities. The Company owns a number of trademarks registered in various countries, including Moyno(R), R&M(R), RKL(R), Chemineer(R), Prochem(R), Valchem(R), Kenics(R), Pfaudler(R), Glasteel(R), Cryo-Lock(R), and Edlon(R) which it considers important to the successful marketing of its products.

             During 1995, the Company spent approximately $2.4 million on research and development activities compared to $1.4 million and $1.3 million in 1994 and 1993, respectively.

             Compliance with federal, state and local laws regulating the discharge of materials into the environment is not anticipated to have any material effect upon the capital expenditures, earnings, or competitive position of the Company.

             At August 31, 1995, the Company had approximately 2,340 employees. Approximately 870 employees were covered by collective bargaining agreements at various locations. In September 1995, the Company entered into a new three-year contract covering approximately 230 employees represented by the United Steelworkers of America at the Company's Pfaudler facility in Rochester, New York. The agreement covering approximately 260 employees at its Springfield, Ohio facility expires on January 31, 1996. The Company considers labor relations at each of its locations to be good.


ITEM 2.   PROPERTIES
------    ----------

             The following table sets forth certain information concerning the Company's principal facilities.

                                                Floor                                            Products
                                                -----                                            --------
                                                Space         Owned/                           Manufactured
                                                -----         -----                            ------------
 Location                                      Sq. Ft.        Leased                        or Use of Facility
 --------                                      -------        ------                        -------------------
 DOMESTIC:

 Dayton, Ohio                                  11,500         Leased (1)              Executive Offices

 Fairfield, California                         60,000         Owned                   Progressing cavity pumps and power
                                                                                      sections

 Springfield, Ohio                            272,800         Owned                   Progressing cavity pumps, grinders,
                                                                                      sensors and pinch valves

 Dayton, Ohio                                 160,000         Leased (2)              Turbine agitators and static mixers

 North Andover, Massachusetts                  30,000         Leased (3)              Static mixers and heat exchangers

 Avondale, Pennsylvania                        50,000         Owned                   Roll covers and liners for process
                                                                                      equipment

 Rochester, New York                          500,000         Owned                   Glass-lined vessels

 Rochester, New York                           10,000         Owned                   Parts and field service for glass-lined
                                                                                      vessels



 FOREIGN:

 Chandlers Ford, England                       10,000         Leased (4)              Distribution center for progressing cavity
                                                                                      pumps and related products

 Petit-Rechain, Belgium                        15,000         Owned                   Progressing Cavity Pumps and power
                                                                                      sections

 Singapore                                      5,000         Leased (5)              Distribution center for progressing cavity
                                                                                      pumps and related products

 Brampton, Ontario                             41,500         Leased (6)              Side entry agitators and portable mixers

 Derby, England                                20,000         Leased (7)              Turbine agitators and static mixers

 Bilston, England                              50,000         Owned                   Parts and field service for glass-lined
                                                                                      vessels

 Kearsley, England                                 14,000   Owned               Parts and field service for glass-lined
                                                                                vessels

 Levin, Scotland                                  240,000   Owned               Glass-lined vessels

 Mexico City, Mexico                              110,000   Owned               Glass-lined vessels

 Sao Jose Dos Campos, Brazil                       30,000   Leased (8)          Blower wheels

 Schwetzingen, Germany                            400,000   Owned               Glass-lined vessels

 Taubate, Brazil                                  100,000   Owned               Glass-lined vessels

      (1)    Leased for term expiring November 30, 1997, with options to renew.
      (2) Leased for a term expiring December 31, 1999, with options to renew.
      (3) Leased for a term expiring October 31, 1995, with an option to extend for three additional years.
      (4)    Leased for a term expiring January 31, 1997
      (5)    Leased for a term expiring May 31, 1997.
      (6) Leased for a term expiring September 30, 1998, with an option to renew for an additional five year term.
      (7)    Leased for a term expiring December 31, 2001.
      (8) Leased on an annual basis and renewable for successive one year terms ending December 31 of each year.

             In addition, the Company owns a 40,000 square-foot manufacturing plant in Lumberton, New Jersey which has been vacated and listed for sale. The Company believes its facilities are in satisfactory condition and generally adequate for its business requirements. At August 31, 1995, utilization of plants was at an approximate 90% level.



ITEM 3.   LEGAL PROCEEDINGS
------    -----------------

    The Company is presently not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

             NONE.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

             Maynard H. Murch IV, age 51, has been Chairman of the Board of the Company since July, 1979 and a director of the Company since 1977. Mr. Murch is also President and Chief Executive Officer of Maynard H. Murch Co., Inc. (investments), which is managing general partner of M.H.M. & Co., Ltd. (investments). Mr. Murch is also Vice President (since June, 1976) of Parker/Hunter Incorporated (dealer in securities), a successor firm to Murch and Co., Inc., a securities firm which Mr. Murch had been associated with since 1968.

             Daniel W. Duval, age 59, is President and Chief Executive Officer of the Company and a director of the Company. He was elected to his position on December 3, 1986. Prior to joining the Company, he was President and Chief Operating Officer of Midland-Ross Corporation (a manufacturer of electrical, electronic and aerospace products and thermal systems) having held various positions with that company since 1960.

             Gerald L. Connelly, age 53, is Vice President of the Company, having been elected to that position on June 30, 1994. He is also President of the Process Industries Group and President of Pfaudler, Inc. He was President of the Process Industries Group of Eagle Industries, Inc. from 1993 until joining the Company. Previously, he served as President of Pulsafeeder, Inc. (metering pumps) for ten years.

             George M. Walker, age 58, is Vice President and Chief Financial Officer of the Company, having been elected to that position in 1972. From 1968 to 1972, he held various positions with the Company in the areas of finance and accounting, including the position of Controller. Prior to 1968, he was employed by the accounting firm of Ernst & Young LLP for eight years.

             Howard O. Royer, age 57, is Treasurer of the Company, having been elected to that position on June 28, 1995. He had previously been employed by the Company from 1975 to 1985, serving as Treasurer at the time of his departure. Prior to rejoining the Company, he was employed by Nissan Motor Corp., USA, most recently holding the position of Vice President, Finance and Information Systems.

             Joseph M. Rigot, age 52, is Secretary and General Counsel of the Company, having been elected to that position in 1990. He has been a partner with the law firm of Thompson, Hine and Flory, Dayton, Ohio, for more than five years.

             The term of office of all executive officers of the Company is until the next Annual Meeting of Directors (December 13, 1995) or until their respective successors are elected.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
------    -----------------------------------------------------------------
MATTERS
-------

             (A) The Company's common shares are traded on the NASDAQ/National Market System under the symbol ROBN. The prices presented in the following table are the high and low sales prices for the common shares for the periods presented as reported in the National Market System.

                                                                    Dividends
                                       High                 Low                    Paid
-----------------------------------------------------------------------------------------
 1995
-----------------------
 1st Quarter                         $20.20              $16.75                   $.075

 2nd Quarter                          22.75               16.50                    .075

 3rd Quarter                          28.50               20.75                    .075

 4th Quarter                          28.75               25.00                    .075


 1994
------------------------
 1st Quarter                          20.75               15.50                   .0625

 2nd Quarter                          19.00               15.50                    .075

 3rd Quarter                          20.50               17.00                    .075

 4th Quarter                          20.25               18.00                    .075



             (b) As of October 10, 1995, the Company had 636 shareholders of record. Based on requests from brokers and other nominees, the Company estimates there are an additional 884 shareholders, or 1520 beneficial owners of its shares.

             (c) Dividends paid on common shares are presented in the table in
Item 5(a). The Company's credit agreements include certain covenants which restrict the Company's payment of dividends. At August 31, 1995, $5,789,000 of retained earnings were available for the payment of future dividends.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

Robbins & Myers, Inc. and Subsidiaries
(in thousands except per share data)                            1995 (3)     1994 (3)       1993        1992(3)       1991
============================================================================================================================
Summary of Operations
      From Continuing Operations
           Net Sales                                            $302,952     $121,647     $ 85,057     $ 75,588     $ 78,662
           Cost of Sales                                         201,648       76,666       52,296       45,508       49,415
           Income Before Income Taxes                             19,033       10,645        9,746        9,832        9,711
           Income Taxes                                            7,208        4,290        3,561        1,959        1,041
                                                                ============================================================
      Income Before Extraordinary Gain, Cumulative Effect
           of Accounting Changes and Discontinued Operations      11,825        6,355        6,178        7,873        8,670
      Extraordinary Gain from Early Extinguishment
           of Debt                                                 1,332            0            0            0            0
      Cumulative Effect of Accounting Changes                          0            0       (8,018)           0            0
      Loss from Discontinued Operations                                0            0            0            0       (3,658)
                                                                ============================================================
      Net Income (Loss)                                           13,157        6,355       (1,840)       7,873        5,012
      Income (Loss) Per Share:
           Fully Diluted:
                 Before Extraordinary Gain, Cumulative Effect
                       of Accounting Changes and Discontinued
                       Operations                                   2.17         1.21         1.17         1.50         1.67
                 Extraordinary Gain from Early Extinguishment
                       of Debt                                      0.25            0            0            0            0
                 From Cumulative Effect of Accounting Changes          0            0        (1.52)           0            0
                 From Discontinued Operations                          0            0            0            0        (0.71)
                                                                ============================================================
           Total                                                    2.42         1.21        (0.35)        1.50         0.96
Other Financial Statistics
      Total Assets                                               270,407      258,130       84,636       74,318       69,258
      Depreciation and Amortization                               12,401        4,594        2,798        2,442        1,972
      Long-Term Debt                                              61,834       80,290            0          906          879
      Shareholders' Equity                                        69,939       57,039       52,342       56,310       49,232
                                                                ============================================================
      Current Ratio                                                 1.4:1        1.8:1        3.2:1        3.9:1        3.5:1
      Total Debt as a % of Total Debt and Equity                   49.3%        59.5%         1.8%         1.6%         2.2%
      Return on Shareholders' Equity(2)                            18.6%        11.6%        11.4%        14.9%        18.5%
      Price/Earnings Ratio at August 31                            11.2:1       15.5:1           NA       10.3:1       16.3:1
                                                                ==============================================================
      Shareholders' Equity Per Common Share                       $13.44       $11.09       $10.27       $11.06        $9.77
      Dividends Declared Per Common Share                           0.30         0.2875       0.2375       0.1875       0.1375
                                                                ==============================================================
      Weighted Average Number of Common Shares
           Outstanding, Fully Diluted                              5,437        5,252        5,257        5,249        5,221
      Number of Shareholders(1)                                    1,520        1,098        1,295        1,370        1,404
      Number of Employees                                          2,337        2,226          615          622          593
                                                                ============================================================
      Market Price of Common Stock
           High                                                  $28 3/4      $20 3/4      $21 1/2      $21 1/2     $17 1/2
           Low                                                    16 1/2       15 1/2       13           14 1/2       8 1/4
           Close                                                  27 7/16      18 3/4       18 3/4       15 1/2      16 1/4

Notes to Five-Year Financial Highlights
(1) As of October 10, 1995 the Company had 636 shareholders of record. Based on requests from brokers and other nominees, the company estimates there are an additional 884 shareholders, or 1,520 beneficial owners of its shares.
(2) Calculated using Income Before Extraordinary Gain, Cumulative Effect of Accounting Changes and Discontinued operations.
(3) 1995 reflects the acquisition of Pharaoh and Cannon, 1994 reflects the acquisition of Pfaudler, Chomineer and Edlon and 1992 includes the acquisition of Prochem.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

IMPACT OF ACQUISITIONS
             The purchase of Pfaudler, Chemineer and Edlon (the "acquired companies") in June of 1994, significantly changed the business and financial profile of the Company. As a result of the acquisitions, critical elements of the Company's strategy to serve the fluids management needs of the process industries, to offer a portfolio of products with brand-name recognition, and to have a strong presence in global markets, were achieved.

             The acquisitions allowed total sales and assets of the Company to approximately triple and increased its international sales to 45% of consolidated sales. The results of the acquired companies are included for 12 months in fiscal 1995 and for two months in the prior year, which significantly impacts year-to-year comparisons.

RESULTS OF OPERATIONS
             Fiscal 1995 - Sales reached $303.0 million and net income rose to $13.2 million or $2.42 per share, assuming full dilution. This compares to sales of $121.6 million and net income of $6.4 million or $1.21 per share for 1994. The increase in both sales and net income is due primarily to the acquired companies. However, it should be noted that the Company's traditional businesses also enjoyed a good year with sales reaching $102.5 million, an 11% increase. Operating income, which excludes corporate, interest and amortization expense, reached $19.4 million, a 10% increase. While the Company's increase in profitability was driven primarily by the acquisitions, there are other important factors.

             As can be seen in the Information by Geographic Area note to the consolidated financial statements, the rate of profitability as measured by operating income to sales relationships, has declined for domestic operations in both 1994 and 1995. This is due to the rate for the acquired businesses being lower than that enjoyed by the Company's historic businesses. Some improvement is expected for the future, but the rate is not expected to reach that of 1993.

             Profitability is further impacted by the fact that the foreign businesses are currently less profitable than domestic businesses. For 1995, the European businesses are impacted primarily by the German operation which accounts for 52% of the sales but is only nominally profitable. An important program for changing how we conduct business in Germany and the related cost structure is underway and significant progress is expected in 1996. The Company feels that the European businesses have an operating profit potential of 10% which could be attained in three to five years. The rate of profitability for the other foreign businesses is due in part to their being start-up operations. Their long term profit potential is consistent with that of domestic operations but is dependent upon higher sales associated with market growth. All foreign business units have planned profit improvement for 1996.

             Operating income also includes a pre-tax write off of $1.6 million representing the value of the Company's remaining investment in Hazleton Environmental. The partnership was liquidated in 1995 which terminated the Company's relationship with the venture.

             Finally, during the year, the Company negotiated the repurchase of $25 million of subordinated debt issued as a part of the consideration for the acquired companies. The transaction generated an after-tax extraordinary gain of $1.3 million and is so reflected in the results for the year.

             The Company expects operating results for 1996 to improve as the result of higher sales and continued improvement in cost structure. Prospects for higher sales are enhanced by record year end backlogs for all businesses. Order patterns from the chemical and pharmaceutical markets have been particularly strong.

             While improved results are expected to begin with the first quarter, growth in shipments of reactor vessels could be delayed by some production capacity constraints. In addition, the final consolidation of the Prochem industrial mixer line into Chemineer is scheduled to be completed during the first half of the fiscal year which could have a temporary disruptive effect.

             Finally, the debt incurred to finance the retirement of the SARs, discussed in the Subsequent Event note to the consolidated financial statements, will impact interest expense for the year. However, expense is not expected to exceed that for 1995.

             Fiscal 1994 - As discussed in the 1994 report, the acquisitions and related restructure transactions had a significant impact on 1994 operating results. Aided by the inclusion of the acquired businesses for July and August, sales increased to $121.6 million or 43% and net income to $6.4 million or 3% greater than income before cumulative effect of accounting changes earned for 1993. For the period owned, the acquired businesses accounted for $29.3 million in sales and provided sufficient income before tax to cover the additional interest and amortization expense incurred as result of the transaction.

             The Company's traditional businesses enjoyed a good year in 1994. Sales increased 8.5% and net income, before considering the restructure provision for the year, increased 28%. Improved sales were seen for products to the oilfield and industrial mixer markets. In addition, improved operating results were seen in Europe related to the restructuring process that took place there during the year. Recent orders improved for all traditional products with year end backlogs having increased 5% over those of the prior year.

             As shown in the Business Acquisition note to the consolidated financial statements, the Pfaudler business unit had been in the process of restructuring their operations prior to being acquired by Robbins & Myers. The provisions were primarily for employee termination costs and related to the Rochester, N.Y., Mexican and German operations. The actions in Rochester, N. Y. and the curtailment of new product manufacturing operations in Mexico were completed as planned in 1995 and the reorganization of the German facility is continuing and is expected to be substantially completed in fiscal year 1996. This reorganization of the German facility is the first phase of a longer term profitability improvement plan designed to bring operating profits at the European locations to 10% by 1998 to 2000. The Company does not expect to incur any further restructuring charges with respect to the profitability improvement plan as it is implemented.

             In addition to the restructure process taking place at Pfaudler, the acquisition of the Chemineer industrial mixer business offered the opportunity to integrate Chemineer with the Company's Prochem mixer operation. This action is expected to be completed by the end of the second quarter of fiscal year 1996.

             Unrelated to the acquisitions, the Company also planned to consolidate the RKL valve business into its Springfield, Ohio facility. This plan was completed in 1995 as originally expected.

             Activity in the restructuring reserves is detailed in the Business Restructure note to the consolidated financial statements

             FISCAL 1993 - For the year, the Company experienced sales of $85.1 million and a net loss of $1.8 million. However, results for the year before the cumulative effect of accounting changes was income of $6.2 million. These results on a per share basis were a loss of $.35 and income of $1.18 respectively. There were a number of factors contributing to the year's performance.

             First, oilfield market strength returned and the Company enjoyed record sales to this segment. In addition, the acquisition of the Prochem industrial mixer line as of February 28, 1992, resulted in a full year of sales for 1993. Offsetting these increases was a sales decline for other industrial products due to a general served market weakness early in the year.

             Customer orders for all products improved during the second half of the fiscal year resulting in the order backlog increasing from $12.2 million to $20.2 million at the end of the year.

             Net income for the year was also impacted by several factors other than changes in sales. First, due to normal integration problems, we did not receive the operating income contribution from the new industrial mixer line that we expected. Second, a decision was made in the fourth quarter to restructure European operations by discontinuing Belgium manufacturing. This resulted in a special charge of approximately $1 million being recorded in that quarter. This plan was implemented as originally expected during 1994.

             Reported results were also impacted by a Company decision during the fourth quarter to adopt Financial Accounting Standards (FAS) 106 and 109 effective as of September 1, 1992. FAS 106 requires the recording of the cumulative effect of post-retirement benefits granted to employees and FAS 109 defines new accounting rules for income taxes. The cumulative effect of these accounting changes, net of appropriate income taxes, was a charge of $8.8 million being recorded for the year.

             In conjunction with the modifications made in employee postretirement health care benefits, the Company also increased employee pension benefits which had an annual cost of approximately $.7 million. This cost was also recorded as if it had been made on September 1, 1992, consistent with the effective date for recording the adjustment for postretirement health care benefits.

LIQUIDITY AND CAPITAL RESOURCES
             Given the high levels of debt at the end of fiscal 1994, the Company placed a strong emphasis on debt reduction for 1995. While the effort was successful, funding of programs with long term importance was continued. The best evidence of this is the $12.9 million investment to purchase Pharaoh Corp. and Cannon Process Equipment, Ltd. which will enhance the service component of the reactor vessel business. The purchase is further discussed in the Business Acquisitions note to consolidated financial statements. In addition, $10.7 million was spent for capital expenditures as the Company continued to modernize production capability. The result of the debt reduction emphasis was a decrease of $15.9 million in total debt by year end. These uses of cash were financed by strong cash flow from operations of $32.4 million and the reduction of cash balances during the year.

             Cash and cash equivalents decreased $5.9 million for the year. The decline is primarily the result of a continuing foreign cash management program. It is the Company's general intention to repatriate cash from foreign business units in excess of operating requirements and no significant restrictions are known which would preclude accomplishing this objective. This program is expected to result in an additional cash reduction of $3-$5 million during 1996. The rates used to record income tax expense have been adjusted to provide for taxes associated with the plan.

             Excluding the impact of the SAR retirement transaction, the Company expects operating cash flow to be adequate for the year's needs, including scheduled debt service and shareholder dividend requirements. A major requirement for the year will be approximately $16 million for capital expenditures compared to expected depreciation of $10 million. Major items include $3 million for oilfield products capacity requirements, $1.9 million for the cost reduction programs, primarily for the industrial mixer product line, and approximately $9.5 million for replacement items. While there is some expected cost reduction associated with these replacement expenditures, they are a part of the continuing program to upgrade production capability. The largest replacement item is $1.5 million for a new furnace at the German reactor vessel production facility. Of the total capital expenditure plan for the year, commitments for approximately $6.2 million are outstanding at the end of fiscal 1995.

             In addition to capital expenditures, working capital is planned to require cash of approximately $7 million for the year. This requirement is caused primarily by customer advances, salaries, wages and payroll taxes and restructure costs as shown in the Accrued Expenses note to consolidated financial statements, declining to more normal levels by the end of fiscal 1996.

             The Company's significant foreign operations have the local currency as their functional currency. The foreign operations primarily buy and sell within the same country; therefore, mitigating the impact of currency fluctuations on operations. To the extent that significant transactions are completed in a different currency, the Company hedges its risk to future currency fluctuations through foreign currency forward contracts with major financial institutions.

             Finally, as described in the Subsequent Event note to the consolidated financial statements, 1.85 million of the outstanding SARs have been repurchased for $9.75 per SAR. The resulting $18 million requirement was satisfied by amounts borrowed from existing senior lenders. This transaction resulted in an $18 million increase to goodwill which will be amortized over 39 years. The remaining

SARs can be exercised through 2002 and it is expected that any required payment will be financed from cash generated from operations.

             The Company is investigating a capital structure change during 1996 which could include the possibility of new long-term debt and the issuance of common stock. But, at August 31, 1995, the Company has $46.2 million available under its current bank credit agreements which management believes is adequate to meet its needs.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------


                                          CONSOLIDATED BALANCE SHEET


Robbins & Myers, Inc. and Subsidiaries                                       August 31,      August 31,
(in thousands except share data)                                                1995            1994
--------------------------------------------------------------------------------------------------------
Assets
                                                                                             (C>
 Current Assets
   Cash and cash equivalents                                                   $10,210       $16,079
   Accounts receivable, less allowances                                         49,415        41,388
   Inventories                                                                  43,176        39,926
   Other current assets                                                          2,492         2,828
   Deferred taxes                                                                4,539         3,632
                                                                              ----------------------
      Total Current Assets                                                     109,832       103,853
 Goodwill                                                                       73,497        68,210
 Other Intangible Assets                                                        13,573         9,267
 Deferred Taxes                                                                  4,522         7,802
 Other Assets                                                                    4,378         6,836
 Property, Plant and Equipment, Net                                             64,605        62,162
                                                                              ----------------------
                                                                              $270,407      $258,130
Liabilities and Shareholders' Equity                                          ----------------------
 Current Liabilities
   Accounts payable                                                            $22,442       $16,164
   Accrued expenses                                                             49,190        38,842
   Current portion long-term debt                                                6,067         3,500
                                                                              ----------------------
      Total Current Liabilities                                                 77,699        58,506
 Long-Term Debt-Less Current Portion                                            61,834        80,290
 Other Long-Term Liabilities                                                    60,935        62,295
 Shareholders' Equity
   Common stock-without par value:
   Authorized shares-25,000,000
   Outstanding shares-5,202,544 in 1995 and 5,142,817 in 1994 after deducting
 shares in treasury of 135,805 in 1995 and 147,005 in 1994, at stated amount    20,682        19,573
   Retained earnings                                                            49,254        37,656
   Equity adjustment for foreign currency translation                              777           211
   Equity adjustment to recognize minimum pension liability                       (774)         (401)
                                                                              ----------------------
                                                                                69,939        57,039
                                                                              ----------------------
                                                                              $270,407      $258,130
See Notes to Consolidated Financial Statements                                ----------------------

                      STATEMENT OF CONSOLIDATED OPERATIONS
                             AND RETAINED EARNINGS


Robbins & Myers, Inc. and Subsidiaries                                    Years Ended August 31,
(in thousands except per share data)                                    1995        1994        1993
-------------------------------------------------------------------------------------------------------
Net Sales                                                              $302,952    $121,647    $85,057
 Less:
   Cost of sales                                                        201,648      76,666     52,296
   Engineering and development, selling and administrative expenses      74,234      28,733     22,171
   Interest expense                                                       7,287       1,457        116
   Other deductions:
     Provision for business restructure                                       0       2,551        950
     Other items -- net                                                      750       1,595      1,240
                                                                       --------------------------------
                                                                         19,033      10,645      8,284
Investment Income                                                             0           0      1,462
                                                                       --------------------------------
Income Before Income Taxes                                               19,033      10,645      9,746
Income Taxes                                                              7,208       4,290      3,568
Income Before Extraordinary Gain and Cumulative
 Effect of Accounting Changes                                            11,825       6,355      6,178
Extraordinary Gain from Early Extinguishment of
 Debt, Net of Income Taxes                                                1,332           0           0
Cumulative Effect of Accounting Changes, Net of Income Taxes                  0           0     (8,018)
                                                                       --------------------------------
Net Income (Loss)                                                        13,157       6,355     (1,840)
Retained Earnings at Beginning of Year                                   37,656      32,776     35,826
Deduct Dividends Declared on Common Stock                                (1,559)     (1,475)    (1,210)
                                                                       --------------------------------
Retained Earnings at End of Year                                        $49,254     $37,656    $32,776
Income (Loss) Per Share                                                --------------------------------
 Primary:
   Income Before Extraordinary Gain and Cumulative
      Effect of Accounting Changes                                       $2.19        $1.21      $1.18
   Extraordinary Gain from Early Extinguishment of
      Debt, Net of Income Taxes                                            .25            0          0
   Cumulative Effect of Accounting Changes, Net of Income Taxes              0            0      (1.53)
                                                                       --------------------------------
                                                                         $2.44        $1.21      $(.35)
 Assuming Full Dilution:                                               --------------------------------
   Income Before Extraordinary Gain and Cumulative
      Effect of Accounting Changes                                       $2.17        $1.21      $1.17
   Extraordinary Gain from Early Extinguishment of
      Debt, Net of Income Taxes                                            .25            0          0
   Cumulative Effect of Accounting Changes, Net of Income Taxes              0            0      (1.52)
                                                                       --------------------------------
                                                                         $2.42        $1.21      $(.35)
                                                                       --------------------------------

See Notes to Consolidated Financial Statements

                           STATEMENT OF CONSOLIDATED CASH FLOWS


Robbins & Myers, Inc. and Subsidiaries                                      Years Ended August 31,
(in thousands)                                                            1995        1994       1993
------------------------------------------------------------------------------------------------------
Operating Activities
 Net Income (Loss)                                                     $13,157     $ 6,355    ($1,840)
 Equity Adjustment for Foreign Currency Translation                        566        (81)     (1,069)
 Adjustments Required to Reconcile Net Income (Loss) to Net
   Cash and Cash Equivalents Provided by Operating Activities:
   Depreciation                                                          8,549       3,761       2,637
   Amortization                                                          3,852         833         161
   Deferred taxes                                                         (800)       (523)        742
   Gain on Extinguishment of Debt                                       (2,183)          0           0
   Cumulative Effect of Accounting Changes                                   0           0       8,018
Changes in operating assets and liabilities -- excluding the effects of the purchase of Pharaoh Corp. and Cannon Process Equipment, Ltd.,
Pfaudler, Chemineer, Edlon and the JWI Mixer Line:
   Accounts receivable, less allowances                                 (7,487)         129      (2,020)
   Inventories                                                          (1,854)       2,476       2,029
   Other current assets                                                  2,236       (1,436)        233
   Intangible assets                                                    (1,795)         462      (2,032)
   Other assets                                                          1,510        1,187         189
   Accounts payable                                                      5,273         (128)        863
   Accrued expenses                                                      8,425       (2,468)       (942)
   Federal income taxes payable                                          1,180        3,017           0
   Other long-term liabilities                                           1,813        1,017         564
                                                                      ----------------------------------
 Net Cash and Cash Equivalents Provided by Operating Activities         32,442       14,601       7,533
Investing Activities
 Capital Expenditures, Net of Nominal Disposals                        (10,133)      (6,798)     (2,579)
 Purchase of Marketable Securities                                           0      (29,796)    (32,533)
 Proceeds From Sale of Marketable Securities                                 0       52,860      31,566
 Purchase of JWI Mixer Line                                                  0            0      (2,188)
 Purchase of Pfaudler, Chemineer and Edlon business units                    0      (96,725)          0
 Purchase of Pharaoh Corp. and Cannon Process Equipment, Ltd.          (12,898)           0           0
 Investment in Hazelton Environmental                                        0         (700)     (1,081)
                                                                      ----------------------------------
 Net Cash and Cash Equivalents Used by Investing Activities            (23,031)     (81,159)     (6,815)
Financing Activities
 Proceeds from Revolving Line of Credit                                 62,406       22,229      17,800
 Proceeds from Subordinated Debt                                         4,969       43,576           0
 Proceeds from Term Loan                                                     0       48,000           0
 Payment of Term Loan                                                   (3,500)      (8,000)          0
 Payment of Subordinated Debt                                          (20,000)           0           0
 Payment of Revolving Line of Credit and Long-Term Liabilities         (58,705)     (23,200)    (17,769)
 Proceeds from Sale of Common Stock                                      1,109          580         338
 Purchase of Common Stock                                                    0         (495)       (452)
 Dividends Paid                                                         (1,559)      (1,475)     (1,210)
                                                                      ----------------------------------
 Net Cash and Cash Equivalents (Used) Provided by Financing Activities (15,280)      81,215      (1,293)
                                                                      ----------------------------------
 (Decrease) Increase in Cash and Cash Equivalents                       (5,869)      14,657        (575)
 Cash and Cash Equivalents at Beginning of Year                         16,079        1,422       1,997
                                                                      ----------------------------------
 Cash and Cash Equivalents at End of Year                              $10,210      $16,079      $1,422
See Notes to Consolidated Financial Statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Robbins & Myers, Inc. and Subsidiaries


SUMMARY OF  ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include accounts of the company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated upon consolidation. All of the company's operations are conducted in the fluids management industry.

INCOME TAXES

Income taxes are provided for all items included in the Statement of Consolidated Operations and Retained Earnings regardless of the period when such items are reported for income tax purposes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are stated at cost. Depreciation expense is recorded over the estimated useful life of the asset on the straight-line method using the following lives:

Land improvements                                                  20 years
Buildings                                                          40 years
Machinery & equipment                                         3 to 15 years

 The company's normal policy is to charge repairs and improvements made to capital assets to expense as incurred.
In limited circumstances, major building repairs are capitalized and amortized over the estimated life of the new asset and any remaining value of the old asset is written off. Repairs to machinery and equipment must result in an addition to the useful life of the asset before the costs are capitalized.
 At August 31, "Property, Plant and Equipment, Net" consisted of the following:

(in thousands)                                           1995          1994
---------------------------------------------------------------------------
Land and improvements                                 $ 9,732       $ 9,366
Buildings                                              20,182        21,658
Machinery & equipment                                  69,255        58,876
                                                      ---------------------
                                                       99,169        89,900
Less accumulated depreciation                          34,564        27,738
                                                      ---------------------
                                                      $64,605       $62,162
                                                      ---------------------

INVENTORIES

Domestic inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method. At August 31, 1995 and 1994, the difference between estimated current replacement cost and the stated LIFO value was approximately $7,436,000 and $7,312,000, respectively.
 Foreign inventories are reported on the first-in, first-out (FIFO) method and amounted to $23,226,000 and $21,995,000 at August 31, 1995 and 1994, respectively.
 At August 31, "Inventories" consisted of the following:

(in thousands)            1995  1994
-------------------------------------------------------------------------------
Finished products                                     $13,743       $12,491
Work in process                                        15,149        13,913
Raw materials                                          14,284        13,522
                                                      ---------------------
                                                      $43,176       $39,926
                                                      ---------------------

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired. Amortization expense is calculated on a straight-line basis over forty years. The carrying value of goodwill is reviewed quarterly if the facts and circumstances suggest that it may be permanently impaired. If the review indicates that goodwill will not be recoverable, as determined by the undiscounted cash flow method, the asset will be reduced to its estimated recoverable value. Accumulated amortization of goodwill and other intangible assets totaled $3,904,000 and $1,176,000 at August 31, 1995 and 1994, respectively.
 At August 31, "Other Intangible Assets" consisted of the following:

(in thousands)                                           1995          1994
------------------------------------------------------------------------------
Patents                                               $ 1,019       $ 1,098
Non-compete agreements                                  5,401         1,028
Financing costs                                           396           393
Acquisition costs                                       3,515         3,040
Pension intangible                                      3,242         3,708
                                                      ---------------------
                                                      $13,573       $ 9,267
                                                      ---------------------

 Amortization is calculated on the straight-line basis using the following lives:

Patents                                               14 to 17 years
Non-compete agreements                                  3 to 5 years
Financing costs                                              5 years
Acquisition costs                                           40 years


INCOME PER SHARE
All income per share amounts are based on the weighted average number of shares outstanding during the year plus the dilutive effect of common stock equivalents. The stock appreciation rights granted in connection with the prior year acquisitions of Pfaudler, Chemineer and Edlon have been excluded from the calculation of income per share. See the Common Stock note for additional information.

RESEARCH AND DEVELOPMENT
Research and development expenditures are expensed as incurred and amounted to approximately $2,403,000, $1,363,000 and $1,260,000 for the years ended August 31, 1995, 1994 and 1993, respectively.

ACCOUNTS RECEIVABLE
Accounts receivable are stated net of allowances for doubtful accounts totaling $1,260,000 and $952,000 at August 31, 1995 and 1994, respectively. Accounts receivable relate primarily to customers located in North America and Western Europe and are concentrated in the chemical, pharmaceutical and oil and gas industries. To reduce credit risk, the company performs credit investigations prior to accepting an order and when necessary, requires advance payments and letters of credit to insure payment.

STATEMENT OF CONSOLIDATED CASH FLOWS
Cash and cash equivalents consist of working cash balances and temporary investments having an original maturity of 90 days or less.

CHANGES IN ACCOUNTING POLICIES
In 1993, the company adopted Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" and No. 109, "Accounting for Income Taxes."
 Statement No. 106 generally requires the accrual of the expected costs of postretirement benefits by the date the employees become eligible for benefits. Previously, the expense for these benefits was recognized as claims were paid. A charge of $8,812,000, net of income taxes of $5,239,000, was recognized as the cumulative effect for the adoption of Statement No. 106.
 Statement No. 109 replaces Statement No. 96 and the company will continue using the liability method of computing deferred income taxes. A credit of $794,000 was recognized as the cumulative effect for the adoption of
Statement No. 109.

EQUITY INVESTMENTS
The company owns 40% of Gujarat Machinery Manufacturers, Ltd. (GMM).
GMM is located in India and manufactures and markets glass-lined reactor and storage vessels, parts and services, primarily for the Indian market. In addition, the Company owns 50% of Universal
Glasteel Equipment (UGE) located in Robbinsville, New Jersey.
UGE is a supplier of used and reconditioned glass-lined storage and reactor vessels. The company uses the equity method of accounting for the investments, totaling approximately $2,980,000, which are included in "Other Assets" in the Consolidated Balance Sheet.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used by the company in estimating the fair value of financial instruments:
 Current portion long-term debt and equity investments. -- The amounts reported approximate the market value of similar instruments. Long-term debt. -- The amounts reported are consistent with the terms, interest rates and maturities currently available to the company for similar debt instruments.
 Interest swap agreements. -- The amounts reported are consistent with values at which they could be settled, based upon dealer estimates.
 Foreign exchange contracts. -- The amounts reported are estimated using quoted market prices for similar instruments.

FOREIGN CURRENCY ACCOUNTING
Gains and losses resulting from the settlement of a transaction in a currency different from that used to record the transaction are charged or credited to operations when incurred. Adjustments resulting from the translation of foreign financial statements into U.S. dollars are recognized as a separate component of shareholders' equity for all foreign units except those located in Brazil. The U.S. dollar is the functional currency for the Brazilian units. As a result, translation gains and losses for these operations are reflected in net income.

RECOGNITION OF REVENUE
Revenue is primarily recognized as products are shipped to customers except for infrequent long-term contracts for which revenue is recognized under the percentage of completion method. At August 31, 1995, 1994 and 1993 there were no such contracts in process.

PRODUCT WARRANTY
Provision for product warranty is recognized as a liability at the time of sale based on the historical relationship of warranty expense to sales. Actual payments of warranty claims are charged against the liability as incurred. The liability is reviewed quarterly and adjusted as necessary.

COMMON STOCK
The company's stock option plans provide for the granting of options to directors, officers and other key employees. Under the plans, the option price per share may not be less than the fair market value as of the date of grant and the options become exercisable on a vesting schedule determined by the Compensation Committee of the Board of Directors. Most currently outstanding grants become exercisable over a three or four year period. Proceeds from the sale of stock issued under option arrangements are credited to common stock. The company makes no charges or credits against earnings with respect to options.
 At August 31, 1995 and 1994, 441,250 and 1,400,000 shares,
respectively, were reserved for future grants.


                                                        1995            1994
------------------------------------------------------------------------------
Options granted                                       76,750          83,000
Options expired                                       43,300           2,400
Options exercised: option price $5.13 - $17.00        46,100          55,200
Options outstanding: option price $3.88 - $27.00     403,550         416,200
Options which became exercisable:
 option price $16.25 - $20.25                         51,580          42,950
Options exercisable: option price $3.88 - $20.25     250,600         245,120

The company also sponsors a long-term incentive stock plan for senior executives. Under the program, participants earn performance shares based on a three year measurement of how favorably the total return on company shares compares to the total shareholder return of the Russell 2000 Company Group. No performance shares are earned unless the total return on company shares is at least equal to the median return for companies included in the Russell 2000.
Performance shares earned under the program are issued to the participants at the end of the three year measurement period and are subject to forfeit if the participant leaves the employment of the company within the next two years.
 At August 31, 1995, 36,500 units had been awarded under the program. The company has estimated the total value of shares that could be earned under the program and has chosen to recognize the cost ratably over a five year period. The amount charged to expense for this program is $562,000 as of August 31, 1995.
 During 1994, in connection with the acquisition of Pfaudler, Chemineer and Edlon, the company issued to the seller stock appreciation rights on 2,000,000 shares of its common stock. The stock appreciation rights entitle the holder to receive a payment equal to the increase in market value of the company's common stock above $23 per share to a maximum market value of $40 per share. The stock appreciation rights are exercisable by the holder during the period January 1, 1995 through June 30, 2000. At the company's option, payment may be made in cash or common stock of the company. It is the company's intention to make any payment for stock appreciation rights in cash and therefore the payment will result in additional goodwill at the time of the transaction. See Subsequent Event note for additional information.

 The net change in common shares outstanding during 1995, 1994 and 1993 were increases of 59,727, 44,570 and 4,997 shares, respectively. Activity for all years was limited to employee transactions.

RETIREMENT PLANS
The company sponsors three defined contribution plans covering most salaried employees and certain domestic hourly employees. Company contributions are made to the plans based on a percentage of eligible amounts contributed by participating employees.
 The company also has several defined benefit plans covering all domestic employees and certain foreign employees. Plans covering salaried employees provide benefits based on years of service and employees' compensation. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The company's funding policy is consistent with the funding requirements of applicable federal regulations. At August 31, 1995 and 1994 pension assets were invested in short and long-term interest bearing obligations and equity securities, including 119,000 shares of the company's common stock.
 During 1995, the company adjusted its minimum pension liability to $4,016,000 from $4,109,000 in the prior year. This liability is required for defined benefit plans whose accumulated benefits exceed assets. The transaction, which had no effect on income, was recorded by adjusting an intangible asset to the amount of $3,242,000 from $3,708,000 in 1994 and adjusting equity by $373,000 for a total equity adjustment of $774,000 at August 31, 1995.


 Retirement plan costs for the above plans include the following components:

(in thousands)                            1995         1994       1993
------------------------------------------------------------------------------
Defined benefit plans:
 Service cost -- benefits earned
    during the period                   $2,134       $1,128      $ 854
 Interest cost on projected
    benefit obligation                   3,460        2,875      2,594
 Actual return on assets                (5,242)      (1,167)    (5,617)
 Net amortization and deferral           2,167       (1,865)     3,098
                                       -------------------------------
 Total                                   2,519          971        929
Defined contribution plans                 477          327        222
                                       -------------------------------
                                        $2,996       $1,298     $1,151
                                       -------------------------------


 The increase in 1995 costs over the previous year is due primarily to the inclusion in 1995 of a full year's expense for Pfaudler, Chemineer and Edlon compared with two months in 1994.
 The funded status of domestic defined benefit plans at August 31, 1995 and 1994 was as follows:

                                           Assets Exceed   Accumulated
                                             Accumulated      Benefits
                                                Benefits Exceed Assets
(in thousands)                                      1995          1995
-------------------------------------------------------------------------------
Actuarial present value of:
 Vested benefit obligation                       $15,207       $31,109
 Accumulated benefit obligation                   15,849        33,824
 Projected benefit obligation                     19,177        33,830
Plan assets at fair market value                  16,456        25,589
                                                 ---------------------
Plan assets less than projected
 benefit obligation                               (2,721)       (8,241)
Unrecognized net loss                              2,273            65
Unrecognized prior service cost                    1,169         2,826
Unrecognized net (asset) obligation
 at August 31                                       (432)          416
Adjustment to recognize minimum liability              0        (4,016)
                                                 ---------------------
Net pension asset (liability) recognized
 in the Consolidated Balance Sheet                $  289       $(8,950)
                                                 ---------------------

                                           Assets Exceed   Accumulated
                                             Accumulated      Benefits
                                                Benefits Exceed Assets
(in thousands)                                      1994          1994
------------------------------------------------------------------------------

Actuarial present value of:
 Vested benefit obligation                       $13,819       $30,687
 Accumulated benefit obligation                   14,353        30,862
 Projected benefit obligation                     17,504        31,915
Plan assets at fair market value                  15,942        24,133
Plan assets less than projected                   ---------------------
 benefit obligation                               (1,562)       (7,782)
Unrecognized net loss                              1,091           401
Unrecognized prior service cost                    1,528         3,208
Unrecognized net (asset)
 obligation at August 31                            (492)          500

Adjustment to recognize minimum liability              0        (4,109)
                                                  ---------------------
Net pension asset (liability) recognized
 in the Consolidated Balance Sheet                $  565       $(7,782)
                                                  ---------------------

 The projected benefit obligation was determined using a discount rate of 7% in 1995 (7 1/2% in 1994) and weighted average pay increases of 6 3/4%. The assumed long-term rate of retutn on plan assets is 9 1/2% in 1995, 10% in 1994 and

10 1/2% in 1993. The effect of the change in the discount rate on the above plans is an increase in the projected benefit obligation of approximately $3,011,000.

        The following tables describe the amount recognized in the Consolidated Financial Statements relating to Pfaudler's unfunded German pension plan as of the actuarial valuation dates at August 31, 1995 and June 30, 1994.

        Net pension cost for this plan includes the following components:

(in thousands)                                  1995        1994
-------------------------------------------------------------------
Service cost                                  $  550        $ 79
Interest cost                                  2,231         315
                                              ---------------------
Net pension cost                              $2,781        $394
                                              =====================

        The increase in pension cost during 1995 is primarily the result of the inclusion of twelve months expense in 1995 and two months in 1994. The status of this plan at the actuarial valuation dates of August 31, 1995 and June 30, 1994 was as follows:

(in thousands)                                  1995        1994
-------------------------------------------------------------------
Actuarial present value of:
  Accumulated benefit obligation             $28,636     $26,052
  Vested benefit obligation                   28,231      25,699
  Projected benefit obligation                31,746      29,014
Plan assets at fair market value*                  0           0
                                             ----------------------
Plan assets less than projected
 benefit obligation                          (31,746)    (29,014)
Unrecognized net actuarial gain                 (966)          0
                                             ----------------------
Pension liability recognized in the
 Consolidated Balance Sheet                 $(32,712)   $(29,014)
                                             ======================
*Funding of pension obligations is not
permitted in Germany.

        The projected benefit obligation for this plan was determined using a discount rate of 7 1/4% and weighted average pay increases of 4%. Pension payments are paid from funds generated by operations as Germany does not permit funding of pension obligations.

OTHER POSTRETIREMENT BENEFITS

In addition to pension benefits, the company provides health care and life insurance benefits for certain of its retired domestic employees. The company's policy is to fund the cost of these benefits as claims are paid. The company's accumulated postretirement benefit obligation includes the following components at August 31:

(in thousands)                                  1995        1994
-------------------------------------------------------------------
Retirees                                     $13,988     $13,255
Active employees                               3,680       4,313
                                             ----------------------
                                             $17,668     $17,568
                                             ======================

        Net periodic postretirement benefit cost includes the following components:

(in thousands)                       1995       1994        1993
-------------------------------------------------------------------
Interest Cost                      $1,237     $1,100        $957
Service Cost                           93         87          29
                                   --------------------------------
                                   $1,330     $1,187        $986
                                   ================================

        The rate of increase in per capita health care costs is assumed to be 8% in 1996, decreasing 1% per year to 6% in 1998. The rate of increase in health care costs has a significant effect on the amounts reported. Each one percentage point change in the rate of increase would change the accumulated postretirement benefit obligation at August 31, 1995, by approximately $541,000 and change net periodic postretirement benefit cost by approximately $39,000. The discount rate used in determining the accumulated postretirement benefit obligation was 7% in 1995 and 7 1/2% in 1994. The change resulted in an increase in the accumulated postretirement benefit obligation of approximately $638,000.

INVESTMENT INCOME

The following items are included in "Investment Income":

(in thousands)                       1995       1994        1993
---------------------------------------------------------------------------
Interest income                        $0      $ 474      $  477
Dividend income                         0        403         733
Realized (losses) gains-net             0       (778)        340
Unrealized gains-net                    0          0          67
Investment expenses                     0        (99)       (155)
                                  -----------------------------------------
                                       $0       $  0      $1,462
                                  -----------------------------------------

FINANCIAL INSTRUMENTS WITH
OFF-BALANCE-SHEET RISK

At August 31, 1994, the company had a foreign currency forward contract which matured on March 1, 1995. The objective of the contract was to reduce the exposure to foreign currency exchange risk associated with an intercompany loan from the company's
German subsidiary which came due on the same date. The contract, which called for the purchase of Deutsche marks, had a value of approximately $16,500,000 at August 31, 1994.

OTHER DEDUCTIONS
The following items are included in "Other items--net":
(in thousands)                        1995      1994     1993
---------------------------------------------------------------
Costs associated with the business
 units sold in previous periods      $  982    $1,036    $1,034
Write-off of investment in
 Hazleton Environmental               1,612         0         0
Income from equity investments         (944)      (80)        0
Royalty income                         (712)      (46)        0
All other items                        (188)      685       206
                                     --------------------------
                                     $  750    $1,595    $1,240
                                     ==========================

INCOME TAXES
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax position at August 31, are as follows:

(in thousands)                                  1995     1994
---------------------------------------------------------------
Deferred tax benefits:
 Other postretirement benefits obligation     $ 6,863  $ 7,035
 Capital loss carryforward                      1,231    1,231
 Foreign tax loss carryforward and
 restructuring charges                          2,822    3,489
 Pension benefits                               1,627    1,738
 Other items -- net                             4,748    4,445
                                              ----------------
                                               17,291   17,938
 Less valuation allowance                       2,853    4,020
                                              ----------------
                                               14,438   13,918
Deferred tax liabilities:
 Tax depreciation in excess of book
  depreciation                                  2,725    1,768
 Discount on subordinated debt                    971    2,484
 Other items--net                               1,681    1,405
                                              ----------------
                                                5,377    5,657
                                              ----------------
 Net deferred tax benefit                     $ 9,061  $ 8,261
                                              ================


  Included in the valuation allowance for deferred tax benefits is $1,622,000 relating to foreign tax loss carryforwards.
  The provision for federal, foreign and state income taxes charged to operations is as follows:

(in thousands)            1995          1994          1993
---------------------------------------------------------------
Current:
 Federal                 $5,021        $4,100        $1,812
 Foreign                  2,007           337          (113)
 State                      980           598           459
                         ----------------------------------
                          8,008         5,035         2,158
Deferred:
 Federal                    366           (40)        1,328
 Foreign                 (1,218)         (700)            0
 State                       52            (5)           82
                         ----------------------------------
                           (800)         (745)        1,410
                         ----------------------------------
                         $7,208        $4,290        $3,568
                         ==================================

 A summary of the differences between the effective income tax rate attributable to operations and the statutory rate is as follows:




                                   1995       1994       1993
---------------------------------------------------------------
Statutory rate                     35.0%      35.0%      34.0%
State income taxes net of
 federal tax benefit                3.5        3.7        3.1
Other items--net                    (.6)       1.6        (.5)
                                   --------------------------
                                   37.9%      40.3%      36.6%
                                   ==========================

  Income taxes paid in 1995, 1994 and 1993 were $3,007,000, $3,299,000 and $2,808,000, respectively.
The company also has a Canadian tax loss carryforward of approximately $900,000 and a German tax loss carryforward of $2,600,000 for corporation tax purposes and $6,700,000 for trade tax purposes. For financial reporting purposes, a valuation allowance was deducted for a portion of the deferred tax benefit related to the German tax loss carryforwards. The Canadian carryforward, if unused, will expire in future years beginning in 1998. The German carryforward has no expiration period.
  At August 31, 1995, the company has a capital loss carryforward of $3,077,000 for income tax purposes that expires in the years ending August, 31, 1997 through August 31, 1999.

The carryforward was primarily generated from the disposal of the Motion Control Group in 1991. For financial reporting purposes, a valuation allowance was deducted for the full amount of the deferred tax benefit related to this carryforward.
  It is the company's policy to provide income taxes on undistributed foreign earnings which the company intends to remit to the United States. The provision for income tax on those earnings was $220,000 in 1995. No income taxes were recorded for this purpose in 1994 or 1993. The amount of undistributed retained earnings is $3,339,000 and $977,000 at August 31, 1995 and 1994.

LEASES
Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 1995:

(in thousands)
--------------------------------------------------------
1996                                    $2,042
1997                                     1,610
1998                                     1,219
1999                                     1,034
2000                                       531
Thereafter                                 209
                                        ------
                                        $6,645
                                        ======

  Rental expense for all operating leases in 1995 was approximately $2,352,000 ($904,000 in 1994 and
$841,000 in 1993).

ACCRUED EXPENSES
At August 31, "Accrued Expenses" consisted of the following:

(in thousands)                                     1995     1994
-------------------------------------------------------------------
Customer advances                                $ 9,531   $ 6,222
Salaries, wages, payroll taxes and withholdings    9,158     6,031
Federal income taxes                               4,197     3,017
Business restructure costs                         3,712     5,541
Warranty costs                                     3,040     2,139
Pension benefits                                   2,373     1,392
Medical benefits                                   2,257     2,260
Workers' compensation benefits                     1,094     1,333
All other items                                   13,828    10,907
                                                 -----------------
                                                 $49,190   $38,842
                                                 =================

LONG-TERM DEBT
Long-term debt at August 31 is as follows:

(in thousands)                  1995          1994
--------------------------------------------------------
Senior debt
 Term loan                     $36,500      $40,000
 Revolving credit loan           3,800            0
Subordinated debt
 Face amount                    30,495       50,000
 Discount                       (2,894)      (6,210)
                               --------------------
Total debt                      67,901       83,790
 Less current portion            6,067        3,500
                               --------------------
                               $61,834      $80,290
                               ====================

  At August 31, 1995, the company had senior debt outstanding under an agreement with two Ohio banks. The agreement consists of a term loan and a revolving credit arrangement. The term loan portion of the agreement is payable in quarterly installments through 2001.
During 1995, the company amended the revolving credit portion of the agreement and increased the amount the company can borrow by $15 million to $50 million. The revolving credit agreement does not require compensating balances; however, a nominal commitment fee is paid on the unused portion.
  The interest rate on both the term loan and any outstanding balance under the revolving credit portion of the agreement is variable based upon Prime or a formula tied to LIBOR rates. At August 31, 1995, the interest rate for all amounts outstanding ranged from 7 1/2% to 8 1/3% (6 1/3% to 8 1/3% at August 31, 1994). During 1994, the
company entered into interest rate swap agreements to manage its exposure to fluctuations in short-term interest rates. These arrangements total $25 million, expire in 1997 and allow the company to pay an effective interest rate of approximately 8 1/3%. The counter party to the transaction is one of the loan originating banks and the company continually monitors its financial position and credit rating to guard against credit risk.
  The senior debt agreement is secured by all domestic assets except land and buildings and includes certain restrictive covenants which include, among other things, minimum requirements for tangible net worth, working capital, additional debt, debt service coverage and payment of cash dividends. At August 31, 1995, $5,789,000 of retained earnings is available for future dividends. See Subsequent
Event note.

  At August 31, 1994, subordinated debt consisted of $50 million principal amount. During the third quarter of 1995, the company recorded an extraordinary gain of $2,183,000 ($1,332,000 after taxes or $.25 per share) in connection with the early retirement of $25 million of the subordinated debt. The remaining principal amount of $25 million bears interest at 5 1/2% but has been discounted to reflect a rate of 9 1/4% which approximated the market interest rate on debt instruments with similar features at the time the debt was incurred. The debt becomes due on June 30, 1998, and the agreement includes certain restrictive covenants which are generally consistent with, but less restrictive than, those of the senior debt. Subject to covenant compliance, the company may extend the maturity of the notes until June 30, 2001, by paying an interest rate consistent with the market rate paid on similar instruments as of the date of the maturity extension. The debt is unsecured. It is the company's current intention to avail itself of the renewal option as of June 30, 1998. During 1995, the company incurred additional subordinated debt in the amount of $5,495,000. This debt bears interest at 8% but has been discounted to reflect a rate of 11% which approximated the market interest rate on debt instruments with similar features at the time the debt was incurred. The debt is payable in annual installments on February 28 of each year through 1999. The debt is secured by all domestic assets of the company.

  Aggregate principal payments for the debt for the five years subsequent to August 31, 1995 are as follows:

                              Senior    Subordinated
(in thousands)                 Debt         Debt
-------------------------------------------------------
1996                         $ 4,500      $ 1,567
1997                           6,000        1,461
1998                           6,500        1,642
1999                           6,500          825
2000                           6,500            0
2001 and thereafter           10,300       25,000
                             --------------------
                             $40,300      $30,495
                             ====================

  Interest paid on all outstanding debt amounted to $6,753,000 in 1995, $1,457,000 in 1994 and $124,000 in 1993.

OTHER LONG-TERM LIABILITIES
The following items are included in "Other Long-Term Liabilities" at August 31:

(in thousands)                        1995       1994
-------------------------------------------------------
German pension liability            $31,478     $29,014
Other postretirement benefits        15,276      15,237
U.S. pension liability                7,347       8,321
Casualty insurance reserves           5,612       3,900
All other items                       1,222       5,823
                                    -------------------
                                    $60,935     $62,295
                                    ===================

BUSINESS ACQUISITIONS
  On March 1, 1995, the company acquired Cannon Process Equipment Limited and Pharaoh Corporation for cash and subordinated notes totaling $12,898,000. Cannon, located in Bilston, England sells new and reconditioned glass-lined reactor vessels. Pharaoh, located in Rochester, New York is a supplier of replacement parts and services for glass-lined process equipment. At the same time, the company entered into a partnership with a major supplier of used process equipment to supply used and reconditioned glass-lined vessels worldwide. The new business units will be combined with similar activities of Pfaudler.
  On June 30, 1994, the company completed the acquisition of the Pfaudler, Chemineer and Edlon business units for approximately $117,045,000. Pfaudler is the foremost worldwide manufacturer of glass-lined steel chemical reactor and storage vessels. Chemineer is a leading producer of industrial mixing and agitation equipment and Edlon designs and fabricates engineered Teflon (R) products and coatings. The funds used for the acquisition were provided by a combination of cash on hand, bank debt of $52,000,000 and subordinated notes of $43,576,000, net of discount, issued to the seller. In addition to cash and subordinated notes, the seller also received certain stock appreciation rights as further described in the Common Stock note.
  The acquisitions were accounted for under the purchase method and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the dates of the respective transactions. These transactions resulted in Goodwill of $71,225,000.
  The operating results of the acquired businesses have been included in consolidated operating results since the dates of each acquisition. The following unaudited pro forma summary presents the results of operations of the company combined with the results of Pfaudler, Chemineer and Edlon as if the acquisition of the business units had occurred at the beginning of 1993. In preparing the pro forma data, certain adjustments have been made to historic operating results, including increased interest expense resulting from the new debt structure, amortization of intangible assets and the related income tax effects. The pro forma data excludes business restructure provisions recorded at Pfaudler of $8,100,000 and $1,318,000 in 1994 and 1993, respectively. This summary does not necessarily reflect the results of operations as they would have been had the acquisitions occurred at the beginning of 1993, nor is it necessarily indicative of future operating results.

(in thousands except per share data)             1994      1993
-----------------------------------------------------------------
Net Sales                                      $261,090  $255,307
Income Before Extraordinary Gain and
 Cumulative Effect of Accounting Changes          4,388     4,911
Income Per Share Before Extraordinary Gain and
 Cumulative Effect of Accounting Changes
   Primary                                         $.83      $.94
   Fully Diluted                                    .83       .93

BUSINESS RESTRUCTURE
The following is a summary of the company's restructuring activities for the current and prior year.

                             Employee  Facility
                             Severance  Related  Other
(in thousands)                 Costs     Costs   Costs     Total
-----------------------------------------------------------------
Balance August 31, 1993       $   746   $  105   $  99    $  950
Additional provision charged
 against operations             1,266    1,245      40     2,551
Additional provision recorded
 by adjusting purchase entry    1,750      250     700     2,700
Balances assumed from
 former owner                   2,786        0    (311)    2,475
Payments                       (1,681)    (105)    (99)   (1,885)
Non-cash asset reductions           0   (1,250)      0    (1,250)
                              ----------------------------------
Balance August 31, 1994         4,867      245     429     5,541
Additional provision recorded
 by adjusting purchase entry      300        0       0       300
Payments                       (1,659)    (121)     (1)   (1,781)
Other activity*                  (215)     (44)    (89)     (348)
                              ----------------------------------
Balance August 31, 1995       $ 3,293   $   80   $ 339    $3,712
                              ==================================

*Primarily the result of foreign currency translation

  During 1995 the company continued the implementation of an extensive restructuring program at Pfaudler which was in process at the time of the acquisition in fiscal 1994. Included in the program is a major reorganization of the German facility, which includes employee termination costs. In addition, Pfaudler has completed the curtailment of new product manufacturing in Mexico.
  The consolidation of the company's industrial mixer production, announced last year, is in process and will be completed during the first half of fiscal 1996. The program involves closing the existing Prochem manufacturing facility in Brampton, Ontario and relocating all business activities to the Chemineer facility in Dayton, Ohio. The move has been delayed approximately six months from the original timetable due to an ongoing systems implementation project at Chemineer and the need to complete a building addition to accommodate additional production.
  Finally, the move of the RKL valve production from a facility in Lumberton, New Jersey to the company's pump manufacturing plant in Springfield, Ohio was completed during fiscal 1995 as originally planned.
  At August 31, 1995, the company believes the above reserve is adequate to complete the various programs currently in process. The company continually monitors charges against the reserve and has made adjustments as required.

SUBSEQUENT EVENT
On October 10, 1995, 1,850,000 of the stock appreciation rights which were issued in connection with the acquisition of Pfaudler, Chemineer and Edlon (see Common Stock note) were retired for $9.75 per right. This resulted in a total payment of $18,037,500. The payment was made October 24, 1995. The payment was financed through the company's long-term revolving credit agreement. The company's covenants with its lenders have been amended as a result of this transaction and the company is in compliance with the modified covenants.

                        INFORMATION BY GEOGRAPHIC AREA

                                             Years Ended August 31,
(in thousands)                          1995          1994          1993
-----------------------------------------------------------------------------
Net Sales
 U.S. domestic                        $165,135      $ 73,380       $56,376
 U.S. export                            31,218        18,926        17,100
                                      ------------------------------------
 Total U.S.                            196,353        92,306        73,476
 Europe                                 80,844        16,824         3,603
 Other foreign                          25,755        12,517         7,978
                                      ------------------------------------
 Total Net Sales                      $302,952      $121,647       $85,057
                                      ====================================
Operating Income
 U.S.                                 $ 29,519      $ 17,718       $15,554
 Europe                                  4,818           877        (1,156)(3)
 Other foreign                           3,377        (1,696)(2)    (2,024)
                                      ------------------------------------
 Total operating income                 37,714        16,899        12,374
 Investment income                           0             0         1,462
 Interest expense                       (7,287)       (1,457)         (116)
 Amortization of intangible assets      (2,707)         (121)            0
 Corporate expenses                     (8,687)(1)    (4,676)       (3,974)
                                      ------------------------------------
 Income Before Income Taxes           $ 19,033      $ 10,645       $ 9,746
                                      ====================================
Income Before Income Taxes
 U.S.                                 $ 10,838      $ 11,464       $12,926
 Europe                                  4,818           877        (1,156)
 Other foreign                           3,377        (1,696)       (2,024)
                                      ------------------------------------
 Total                                $ 19,033      $ 10,645       $ 9,746
                                      ====================================
Assets
 U.S.                                 $193,852      $185,706       $71,105
 Europe                                 56,063        50,694         4,579
 Other foreign                          20,492        21,730         8,952
                                      ------------------------------------
 Total Assets                         $270,407      $258,130       $84,636
                                      ====================================

(1) Includes $1,612,000 write-off of investment in Hazleton Environmental.
(2) Includes provision for business restructure of $1,929,000.
(3) Includes provision for business restructure of $950,000.

                         MARKET PRICE AND DIVIDEND DATA

                           Per Share of Common Stock

                          MARKET PRICE
1995              ---------------------------    DIVIDENDS
QUARTER ENDED     HIGH        LOW       CLOSE       PAID
------------------------------------------------------------
November 30       $20 1/5     $16 3/4     $17 2/5      7 1/2 cents
February 28        22 3/4      16 1/2      20 3/4      7 1/2
May 31             28 1/2      20 3/4      26 1/2      7 1/2
August 31          28 3/4      25          27 7/16     7 1/2
                                                      ------
                                                      30     cents
                                                      ======
                          Market Price
1994              ---------------------------    Dividends
Quarter Ended     High        Low       Close       Paid
------------------------------------------------------------
November 30       $20 3/4     $15 1/2     $15 1/2      6 1/4 cents
February 28        19          15 1/2      18 3/4      7 1/2
May 31             20 1/2      17          20 1/4      7 1/2
August 31          20 1/4      18          18 3/4      7 1/2
                                                      ------
                                                      28 3/4 cents
                                                      ======


                            ======================
                                QUARTERLY DATA
                                 (Unaudited)

Robbins & Myers, Inc. and Subsidiaries
(in thousands except per share data)                      1995            1994
---------------------------------------------------------------------------------
Net Sales
 Quarter Ended
   November 30                                            $ 68,628       $ 21,895
   February 28                                              70,873         22,567
   May 31                                                   79,973         25,018
   August 31                                                83,478         52,167
                                                          -----------------------
   Total                                                  $302,952       $121,647
                                                          =======================
Gross Profit
 Quarter Ended
   November 30                                            $ 23,042       $  8,120
   February 28                                              24,145          8,888
   May 31                                                   26,180         10,350
   August 31                                                27,937         17,623
                                                          -----------------------
   Total                                                  $101,304       $ 44,981
                                                          =======================
Income Before Income Taxes
 Quarter Ended
   November 30                                            $  4,332       $  3,096
   February 28                                               5,044          3,392
   May 31                                                    4,317(1)       3,838
   August 31                                                 5,340            319(3)
                                                          -----------------------
   Total                                                  $ 19,033       $ 10,645
                                                          =======================



                                                 1995        1995        1994
                                                Before
                                         Extraordinary
                                                  Gain       TOTAL       Total
                                         ----------------------------------------
Net Income
 Quarter Ended
   November 30                                  $ 2,915     $ 2,915      $1,907
   February 28                                    3,087       3,087       2,136
   May 31                                         2,256(1)    3,588(2)    2,211
   August 31                                      3,567       3,567         101(3)
                                                -------------------------------
   Total                                        $11,825     $13,157      $6,355
                                                ===============================
Income Per Share
 Primary
 Quarter Ended
   November 30                                     $.55        $.55        $.36
   February 28                                      .58         .58         .41
   May 31                                           .42(1)      .67(2)      .42
   August 31                                        .66         .66         .02(3)
 Assuming Full Dilution
 Quarter Ended
   November 30                                     $.55        $.55        $.36
   February 28                                      .58         .58         .41
   May 31                                           .42(1)      .67(2)      .42
   August 31                                        .65         .65         .02(3)

(1) Includes a pre-tax write-off of $1,612,000 for investment in Hazleton Environmental.
(2) Includes an after tax gain of $1,332,000 for early extinguishment of debt.
(3) Includes a pre-tax provision for business restructure totaling $2,551,000.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

             None.


                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------    --------------------------------------------------

             The information required by this Item 10 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on December 13, 1995, except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

ITEM 11.   EXECUTIVE COMPENSATION
-------    ----------------------

             The information required by this Item 11 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders on December 13, 1995 and is incorporated herein by this reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------    --------------------------------------------------------------

             The information required by this Item 12 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on December 13, 1995.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------    ----------------------------------------------

             The information required by this Item 13 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on December 13, 1995.

                                    PART IV
                                    -------

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------    ----------------------------------------------------------------

             (a) (1)      FINANCIAL STATEMENTS

             The following consolidated financial statements of Robbins & Myers, Inc. and its subsidiaries are at Item 8 hereof.

             Consolidated Balance Sheet - August 31, 1995 and 1994.

             Statement of Consolidated Operations and Retained Earnings - Years ended August 31, 1995, 1994, and 1993.

             Statement of Consolidated Cash Flows -
             Years ended August 31, 1995, 1994, and 1993.

             Notes to Consolidated Financial Statements.

             (a)    (2)   FINANCIAL STATEMENT SCHEDULE


Schedule II    - Valuation and Qualifying Accounts



             All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

             Separate financial statements of the Company have been omitted since it is primarily an operating company and long-term debt of the subsidiary held by other than the Company is less than five percent of consolidated total assets.

             (a)    (3)   EXHIBITS.  See INDEX to EXHIBITS.

             (b)     REPORTS ON FORM 8-K.  During the quarter ended August 31,
                   1995, the Company did not file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Robbins & Myers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of November, 1995.


                                                    ROBBINS & MYERS, INC.


                                                    By /S/ DANIEL W. DUVAL
                                                       ----------------------
                                                           DANIEL W. DUVAL
                                                         PRESIDENT AND CHIEF
                                                          EXECUTIVE OFFICER

             Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Robbins & Myers, Inc. and in the capacities and on the dates indicated:


----------------------------------------------------------------------------
             NAME                    TITLE                       DATE
----------------------------------------------------------------------------


/s/ Daniel W. Duval
-----------------------------   Director, President and     November 27, 1995
Daniel W. Duval                 Chief Executive Officer


/s/ George M. Walker
-----------------------------   Vice President-CFO          November 27, 1995
George M. Walker                (Principal Financial
                                and Accounting Officer)


                         ----------------------------------


*Maynard H. Murch, IV           Chairman of Board           November 27, 1995

*Robert J. Kegerreis            Director                    November 27, 1995

*Thomas P. Loftis               Director                    November 27, 1995

*William D. Manning, Jr.          Director            November 27, 1995

*John N. Taylor, Jr.              Director            November 27, 1995

*Jerome F. Tatar                  Director            November 27, 1995



                 *The undersigned, by signing his name hereto, executes this Report on Form 10-K for the year ended August 31, 1995 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.

                                                /s/ Daniel W. Duval
                                                -------------------------
                                                DANIEL W. DUVAL
                                                THEIR ATTORNEY-IN-FACT

                         Report of Independent Auditors


Shareholders and Board of Directors
Robbins & Myers, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Robbins & Myers, Inc. and Subsidiaries as of August 31, 1995 and 1994, and the related statements of consolidated operations and retained earnings, and cash flows for each of the three years in the period ended August 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Robbins & Myers, Inc. and Subsidiaries at August 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the Summary of Accounting Policies note to the Consolidated Financial Statements, in 1993 the Company changed its method of accounting for postretirement benefits other than pensions and accounting for income taxes.




                                                /s/ Ernst & Young LLP



Dayton, Ohio
October 3, 1995,
Except for subsequent event note, as to which the date is October 24,1995

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (AMOUNTS IN THOUSANDS)

             COL. A                                  COL. B                 COL. C              COL. D        COL. E
------------------------------------------------   ----------    --------------------------   ----------    ----------
                                                                          ADDITIONS
                                                                 --------------------------
                                                   Balance at   Charged to       Charged to                   Balance
                                                    Beginning    Costs and   Other Accounts   Deductions       at End
                  DESCRIPTION                       of Period     Expenses       - Describe   - Describe    of Period
------------------------------------------------   ----------   ----------   --------------   ----------    ---------
Year Ended August 31, 1995:
  Allowances and reserves deducted from assets:
    Uncollectable accounts receivable                 $952        $535               0         $227 (1)       $1,260
    Inventory obsolescence                           3,948       1,259             982 (4)      550 (2)        5,639
    Restructuring reserve for property, plant
      equipment held for sale                        1,250           0              57 (5)        0            1,307
  Other reserves:
    Warranty claims                                  2,139       2,522             461 (5)    2,082 (3)        3,040
    Restructuring liabilities                        5,541           0             300 (4)    2,129 (5),(6)    3,712
    Casualty insurance reserves                      3,900       2,767           1,803 (4)    2,858 (7)        5,612

Year Ended August 31, 1994:
  Allowances and reserves deducted from assets:
    Uncollectable accounts receivable                 $425        $230            $464 (4)     $167 (1)         $952
    Inventory obsolescence                             775         574           2,956 (4)      357 (2)        3,948
    Restructing reserve for property, plant
      equipment held for sale                            0       1,000             250 (4)        0            1,250
  Other reserves:
    Warranty claims                                    267       1,088           1,357 (4)      573 (3)        2,139
    Restructuring liabilities                          950       1,551           4,925 (4)    1,885 (6)        5,541
    Casualty insurance reserves                        915       1,609           2,586 (4)    1,210 (4)        3,900

Year Ended August 31, 1993:
  Allowances and reserves deducted from assets:
    Uncollectable accounts receivable                 $448        $144                         $167 (1)         $425
    Inventory obsolescence                             720         338                          283 (2)          775
    Restructing reserve for property, plant
      equipment held for sale                            0           0               0            0                0
  Other reserves:
    Warranty claims                                    442         435                          610 (3)          267
    Restructuring liabilities                            0         950               0            0              950
    Casualty insurance reserves                        934       1,375               0        1,394 (7)          915


  Note (1)   Represents accounts receivable written off against the reserve.
  Note (2)   Inventory items scrapped and written off against the reserve.
  Note (3)   Warranty cost incurred applied against the reserve.
  Note (4)   Amount due to acquisition of Chemineer, Edlon, Pfaudler.
  Note (5)   Transferred from restructure reserve.
  Note (6)   Spending against restructing reserve.
  Note (7)   Spending against casualty reserves.

                               INDEX TO EXHIBITS
                               -----------------


(3)          ARTICLES OF INCORPORATION AND BY-LAWS:

     3.1     Amended Articles of Incorporation of Robbins
                     & Myers, Inc. were filed as Exhibit 3.1 to
                     the Company's Report on Form 10-Q for the
                     quarter ended February 28, 1995...                                           *

     3.2     Code of Regulations of Robbins & Myers, Inc.
                     was filed as Exhibit 3.2 to the Company's
                     Report on Form 10-Q for the quarter ended
                     February 28, 1995...                                                         *


(4)          INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
             HOLDERS, INCLUDING INDENTURES:


     4.1     Purchase and Loan Agreement dated May 25,
                     1989, relating to the issuance of 100,000
                     Common Shares of the Company...                                              +

     4.2     SAR and Registration Rights Agreement between
                     Robbins & Myers, Inc. and Eagle Industrial
                     Products Corporation, dated June 30, 1994,
                     was filed as Exhibit 4.1 to the Company's
                     Report on Form 8-K, dated July 14, 1994...                                   *

     4.3     Indenture relating to $50,000,000 Senior
                     Subordinated Extendible Reset Notes of Robbins
                     & Myers, Inc., with PNC Bank, Ohio, National
                     Association, Trustee, dated June 30,1994, was
                     filed as Exhibit 4.2 to the Company's Report
                     on Form 8-K, dated July 14, 1994...                                          *

     4.4     First Supplemental Indenture, dated April 10, 1995,
                     and Second Supplemental Indenture, dated
                     October 24, 1995, relating to the $50,000,000
                     Senior Subordinated Extendible Reset Notes of
                     Robbins & Myers, Inc....                                                     +

     4.5     Registration Rights Agreement, dated June 30,
                     1994, relating to registration of $50,000,000
                     Senior Subordinated Extendible Reset Notes
                     of Robbins & Myers, Inc., was filed as Exhibit
                     4.3 to the Company's Report on Form 8-K,
                     dated July 14, 1994...                                                       *

    4.6      Credit Agreement, effective June 30, 1994,
                     among Robbins & Myers, Inc. and certain of
                     its subsidiaries, as Borrowers, Bank One,
                     Dayton, NA, as Agent, and Bank One, Dayton,
                     NA and National City Bank, Columbus, as
                     Lenders, was filed as Exhibit 4.4 to the
                     Company's Report on Form 8-K, dated
                     July 14, 1994...                                                              *

     4.7     Amendment No. 1, dated January 12, 1995,
                     Amendment No. 2 and No. 3 dated February 28,
                     1995, Amendment No.4, dated April 10, 1995,
                     and Amendment No. 5, dated October 24, 1995
                     to the Credit Agreement with Bank One,
                     Dayton NA, as agent...                                                        +


 (10) MATERIAL CONTRACTS:

    10.1     Robbins & Myers, Inc. Pension Plan (As
                     Amended and Restated Effective as of
                     October 1, 1989) was filed as Exhibit 10.3
                     to the Company's Annual Report on Form 10-K
                     for year ended August 31, 1990...                                             *

    10.2     First Amendment to Supplement One to the
                     Robbins & Myers, Inc. Pension Plan dated
                     October 22, 1990 was filed as Exhibit 10.4 to
                     the Company's Annual Report on Form 10-K for
                     the year ended August 31, 1990...                                             *

    10.3     Amendments to the Robbins & Myers, Inc. Pension
                     Plan dated March 5, 1991, December 16, 1992, and
                     two additional amendments both dated
                     September 30, 1993 were filed as Exhibit 10.4
                     to the Company's Annual Report on Form 10-K for
                     the year ended August 31, 1993...                                             *

    10.4     Salary Continuation Agreement between
                     Robbins & Myers, Inc. and Daniel W. Duval
                     dated May 8, 1987 was filed as Exhibit 10.5 to
                     the Company's Annual Report on Form 10-K for
                     the year ended August 31, 1993...                                             *

    10.5     Robbins & Myers, Inc. Employee Savings
                     Plan was filed as Exhibit 10.6 to the Company's
                     Annual Report on Form 10-K for the year ended
                     August 31, 1990...                                                            *

    10.6     First Amendment, dated April 30, 1991, and
                     Second Amendment, dated May 28, 1992, to
                     Robbins & Myers, Inc. Employee Savings Plan was filed as Exhibit 10.7 to the Company's

                     Report on Form 10-K for the year ended
                     August 31, 1993...                                           *

    10.7     Robbins & Myers, Inc. 1984 Stock Option
                     Plan was filed as Exhibit 10.8 to the Company's
                     Report on Form 10-K for the year ended
                     August 31, 1992...                                           *

    10.8     Robbins & Myers, Inc. Supplemental Pension
                     Program adopted May 29, 1987 was filed as
                     Exhibit 10.9 to the Company's Report on
                     Form 10-K for the year ended August 31, 1993...              *

    10.9     Robbins & Myers, Inc. Stock Option Plan for
                     Non-Employee Directors was filed as Exhibit 10.11
                     to the Company's Report on Form 10-K for the year
                     ended August 31, 1992...                                     *

    10.10    Form of Indemnification Agreement between
                     Robbins & Myers, Inc., and each director of
                     the Company was filed as Exhibit 10.11 to the
                     Company's Report on Form 10-K for the
                     year ended August 31, 1993...                                *

    10.11    Robbins & Myers, Inc. 1994 Directors Stock
                     Compensation Plan was filed as Exhibit 10.13
                     to the Company's Report on Form 10-K for the
                     year ended August 31, 1994...                                *

    10.12    Robbins & Myers, Inc. 1994 Long-Term Incentive
                     Stock Plan was filed as Exhibit 10.14 to the
                     Company's Report on Form 10-K for the year
                     ended August 31, 1994...                                     *

    10.13    Executive Employment Agreement between
                     Robbins & Myers, Inc. and Gerald L. Connelly,
                     effective June 30, 1994, was filed as Exhibit
                     10.15 to the Company's Report on Form 10-K for
                     the year ended August 31, 1994...                            *

    10.14    Amended and Restated Stock Purchase Agreement
                     among Robbins & Myers, Inc., as buyer, and
                     Eagle Industrial Products Corporation and
                     O.D.E. Manufacturing, Inc., as sellers,
                     dated June 29, 1994, was filed as Exhibit 2.1
                     to the Company's Report on Form 8-K, dated
                     July 14, 1994...                                             *

(11)  STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS:

      11.1       Computation of Per Share Earnings...                                                 +


(21)  SUBSIDIARIES OF THE REGISTRANT:

                 Robbins & Myers, Inc. has the following subsidiaries all of which (i) are wholly-owned; (ii) do business under the name under which they are organized; and (iii) are included in the consolidated financial statements of the Company. The names of such subsidiaries are set forth below.

                                                       JURISDICTION
     NAME OF SUBSIDIARY                                IN WHICH INCORPORATED
----------------------------                           ---------------------
Chemineer, Inc.                                               Delaware

Chemineer Limited                                             England

Edlon, Inc.                                                   Delaware

Glasteel Parts and Services, Inc.                             Delaware

Pfaudler, Inc.                                                Delaware

Robbins & Myers Canada, Ltd.                                  Dominion of Canada

Robbins & Myers, Limited                                      England

Robbins & Myers International
      Sales Company, Inc.                                     Ohio

Robbins & Myers NRO Ltd.                                      Dominion of Canada

Pfaudler Equipamentos
      Industrias Ltda.                                        Brazil

Pfaudler-Werke GMBH                                           Germany

Robbins & Myers
      U.K. Limited                                            England

Pfaudler S.A. de C.V.                                         Mexico

R & M Environmental Strategies, Inc.                          Ohio

(23)       CONSENTS OF EXPERTS AND COUNSEL

           23.1  Consent of Ernst & Young LLP                                        +

(24)  POWER OF ATTORNEY

           24.1  Powers of Attorney of any person who
                          signed this Report on Form 10-K on
                          behalf of another pursuent to a
                          Power of attorney...                                                +

(27)  27.1       Financial Data Schedule(submitted for SEC's
                           information)                                                       +



"+"   Indicates Exhibit is being filed with this Report.

"*" Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission.