Form 10-Q
period 1995-11-30
ROBBINS & MYERS INC
filed 1995-12-13
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED  NOVEMBER 30, 1995  COMMISSION FILE NUMBER 0-288
                                -----------------                         -----


                 ROBBINS & MYERS, INC.
--------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



OHIO                                          31-0424220
----------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S.  EMPLOYER
INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)



1400 KETTERING TOWER, DAYTON, OHIO                            45423
--------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)



REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE          (513) 222-2610
                                                  ------------------------


NONE                                      FORMER NAME, FORMER ADDRESS AND
------------------------------------------
FORMER FISCAL YEAR IF CHANGED SINCE LAST REPORT


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES   X      NO
                                                   ---        ---
COMMON SHARES, WITHOUT PAR VALUE, OUTSTANDING AS OF  NOVEMBER 30, 1995:
5,222,571

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

($ in thousands)                                                            November 30,          August 31,
                                                                                1995                 1995
                                                                            -------------         -----------
ASSETS                                                                      (unaudited)
Current Assets
     Cash and cash equivalents                                                    $11,392             $10,210
     Accounts receivable, net                                                      56,021              49,415
     Inventories:
        Finished products                                                          13,294              13,743
        Products in process                                                        18,134              15,149
        Materials and supplies                                                     18,381              14,284
                                                                            -------------         -----------
                                                                                   45,809              43,176
     Deferred taxes                                                                 5,833               4,539
     Prepaid expenses                                                               1,820               2,492
                                                                            -------------         -----------
     Total Current Assets                                                         120,875             109,832
Goodwill                                                                           91,054              73,497
Other Intangible Assets                                                            13,694              13,573
Deferred Taxes                                                                      3,785               4,522
Other Assets                                                                        4,440               4,378

Property, Plant and Equipment                                                     103,449              99,169
     Less accumulated depreciation                                               (37,161)            (34,564)
                                                                            -------------         -----------
                                                                                   66,288              64,605
                                                                            -------------         -----------
                                                                                 $300,136            $270,407
                                                                            =============         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                             $22,614             $22,442
     Accrued expenses                                                              48,118              49,190
     Current portion long-term debt                                                12,080               6,067
                                                                            -------------         -----------
     Total Current Liabilities                                                     82,812              77,699
Long-Term Debt                                                                     80,510              61,834
Other Long-Term Liabilities                                                        63,059              60,935
Shareholders' Equity:
     Common stock without par value:
        Authorized shares--25,000,000
        Outstanding shares--5,222,571 at November 30, 1995 and 5,202,544 at August 31, 1995, after deducting shares in
           treasury--122,836
           at November 30, 1995 and 135,805 at August 31, 1995                     21,471              20,682
     Retained Earnings                                                             52,957              49,254
     Equity adjustment for foreign currency translation                               101                 777
     Equity adjustment to recognize minimum pension liability                       (774)               (774)
                                                                            -------------         -----------
                                                                                   73,755              69,939
                                                                            -------------         -----------
                                                                                 $300,136            $270,407
                                                                            =============         ===========

     See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CONDENSED OPERATIONS

(In thousands except per share data)
(Unaudited)                                                                    Three Months Ended November 30,
                                                                               -------------------------------
                                                                                   1995                  1994
                                                                                -------               -------
Net sales                                                                       $81,212               $68,628
Cost of sales                                                                    54,109                45,587
                                                                                -------               -------
                                                                                 27,103                23,041
Engineering and development, selling and
     administrative expenses                                                     19,136                16,987
Interest expense                                                                  1,670                 1,795
Other (income) deductions - net                                                   (367)                  (72)
                                                                                -------               -------
Income before income taxes                                                        6,664                 4,331
Income taxes                                                                      2,566                 1,416
                                                                                -------               -------
Net income                                                                       $4,098                $2,915
                                                                                =======               =======



Earnings per share:
     Primary                                                                      $0.75                 $0.55
                                                                                =======               =======

     Assuming full dilution                                                       $0.75                 $0.55
                                                                                =======               =======
Weighted average common shares outstanding:
     Primary                                                                      5,474                 5,274
                                                                                =======               =======

     Assuming full dilution                                                       5,486                 5,276
                                                                                =======               =======
Dividends per share:
     Declared                                                                    $0.075                $0.075
                                                                                =======               =======

     Paid                                                                        $0.075                $0.075
                                                                                =======               =======





See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CONDENSED CASH FLOWS

(In thousands)
(Unaudited                                                                     Three Months Ended November 30,
                                                                               -------------------------------
                                                                                      1995                1994
                                                                               -----------         -----------
Operating Activities:
    Net income                                                                      $4,098              $2,915
    Equity adjustment for foreign currency translation                               (676)                  81
    Adjustment required to reconcile net income
       to net cash and cash equivalents provided (used) by operating activities:
          Depreciation                                                               2,464               2,136
          Amortization                                                                 924                 952
          Deferred taxes                                                             (557)                 407
          Equity (income) loss on unconsolidated investment                          (473)                  29
          Changes in operating assets and liabilities:
             Accounts receivable, less allowances                                  (6,606)             (2,711)
             Inventories                                                           (2,633)               1,248
             Prepaid expenses                                                          672               2,555
             Other assets                                                              411               1,141
             Accounts payable                                                          172               (149)
             Accrued expenses                                                      (1,072)                  93
             Other long-term liabilities                                             2,124               (953)
                                                                               -----------         -----------
Net Cash and Cash Equivalents (Used) Provided  by  Operating Activities            (1,152)               7,744

Investing Activities:
    Capital expenditures, net of nominal disposals                                 (4,147)             (1,867)
    Investment in Hazleton Environmental                                                 0               (300)
                                                                               -----------         -----------
Net Cash and Cash Equivalents Used by Investment Activities                        (4,147)             (2,167)

Financing Activities:
    Proceeds from borrowings of senior debt                                         30,420               1,700
    Payments of long-term debt                                                     (5,920)             (1,700)
    Proceeds from sale of common stock                                                 789                 154
    Retirement of stock appreciation rights and financing fees incurred           (18,413)                   0
    Dividends paid                                                                   (395)               (388)
                                                                               -----------         -----------

Net Cash and Cash Equivalents Provided (Used) by Financing Activities                6,481               (234)
                                                                               -----------         -----------
Increase in Cash and Cash Equivalents                                                1,182               5,343
Cash and Cash Equivalents at Beginning of Period                                    10,210              16,079
                                                                               -----------         -----------
Cash and Cash Equivalents at End of Year Period                                    $11,392             $21,422
                                                                               ===========         ===========


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 1995
(Unaudited)


NOTE A--PREPARATION OF FINANCIAL STATEMENTS
In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of November 30, 1995, and August 31, 1995 and the results of their operations for the three month periods ended November 30, 1995, and November 30, 1994, and their cash flows for the three month periods ended
November 30, 1995, and November 30, 1994.   All intercompany transactions have
been eliminated.

NOTE B--NET INCOME PER SHARE
Net income per share was calculated as disclosed in Exhibit 11. Weighted average shares were: primary--5,474,406 and fully diluted-- 5,485,841.

NOTE C--STOCK APPRECIATION RIGHTS
On October 10, 1995, 1,850,000 of stock appreciation rights were retired for $9.75 per right. This resulted in a total payment of $18,037,500. The payment was made on October 24, 1995 and was financed through the Company's long-term revolving credit agreement. The Company' s covenants with its lenders have been amended as a result of this transaction and the Company is in compliance with the modified covenants.

The following summarizes the Company's debt:

                                                                       November 30,        August 31,
                                                                               1995              1995
                                                                       ------------        ----------
                                                                             (In thousands)
 Senior debt:
     Term loan                                                              $36,500           $36,500
     Revolving credit loan                                                   28,300             3,800
 Subordinated debt:
     Face amount                                                             30,495            30,495
     Discount                                                               (2,705)           (2,894)
                                                                       ------------        ----------
 Total debt                                                                  92,590            67,901
     Less current portion                                                    12,080             6,067
                                                                       ------------        ----------
                                                                            $80,510           $61,834
                                                                       ============        ==========


NOTE C--INCOME TAXES
The estimated annual effective tax rates were 38.5% and 32.7% for the first quarter of 1996 and 1995, respectively.

NOTE D--ACCOUNTING FOR STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." The Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Companies may elect to account for such plans under the fair value method or continue the previous accounting and disclose pro forma net income and earnings per share as if the fair value method was applied. The statement is to be applied on a prospective basis beginning in the Company's fiscal year 1997.

The Company has not yet determined the potential financial statement impact of the Standard, nor has it decided how or when it will initially adopt the Standard.

PART I--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               ($ in thousands)

RESULTS OF OPERATIONS
   First quarter of fiscal 1996 and 1995
         Net income of $4.1 million was 40.6% higher than in the first quarter of 1995. Earnings per share of $.75, fully diluted, increased 36.4% from the first quarter of 1995. These increases are primarily the result of volume increases, as discussed below.

         Net sales for the first quarter of 1996 were $81.2 million, an increase of 18.3% over the same period of the prior year. This increase was primarily driven by strong market demand for the Company's mixing and turbine agitation equipment and glass-lined storage and reactor vessels. These products are primarily sold to the pharmaceutical, chemical, and petrochemical
markets, which are expected to remain strong at least through 1996.   In
addition, the Company expanded its aftermarket business from the prior year, resulting in increased sales. Company backlog is at a record level of $110 million at the end of the quarter, $3 million higher than at August 31,1995, and $32 million higher than November 30, 1994.

         The gross profit percentage of 33.4% for the first quarter of 1996 was relatively constant with the 33.6% for the first quarter of 1995, despite the higher sales levels in 1996. This relationship is a result of product mix, as the margins for the products with the greatest sales increases, industrial mixers and reactor vessels, are traditionally lower than the Company's progressing cavity pump products. Margins for industrial mixers and reactor vessels, however, have improved over the prior year as a result of the higher volume and profitability improvement measures, including restructuring, implemented by the Company.

         Engineering and development, selling and administrative expenses decreased as a percentage of sales from 24.7% in the first quarter of 1995 to 23.6% in the first quarter 1996. This decrease results from the higher sales volume and the fixed nature of certain of these expenses.

         Interest expense decreased to $1.7 million from $1.8 million in the same quarter of the prior year. Midway through the first quarter of 1996, 1.85 million of stock appreciation rights were retired for $18 million, which was financed through senior debt. However, average debt levels decreased by approximately $4 million from the first quarter of 1995 to the first quarter of 1996, which was the primary reason for the decrease in interest expense.

         The effective tax rate increased from 32.7% in the first quarter of 1995 to 38.5 % in 1996. The tax rate for the first quarter of 1995 reflected utilization of some foreign net operating loss carryforwards. The 1996 tax rate is more reflective of ongoing operations and comparable to 1995's overall rate of 37.9%.

LIQUIDITY AND CAPITAL RESOURCES
         During the first quarter of 1996, 1.85 million of outstanding stock
appreciation rights were retired for $18.0 million.   Also, capital
expenditures, debt repayments and uses for working capital needs (exclusive of cash) required $4.1 million, $5.9 million and $9.5 million in cash for the
quarter, respectively.   These uses of cash were financed through funds
generated from operations (exclusive of working capital increases) of $8.3 million and senior debt borrowings of $30.4 million.

          In the first quarter of 1995 the most significant use of cash was capital expenditures of $1.9 million. This was funded by cash generated from operations of $7.7 million. The net result was an increase of $5.3 million in cash balances for the quarter.

         The Company expects operating cash flow to be adequate for the remainder of fiscal year 1996's needs, including scheduled debt service and shareholder dividend requirements. Major cash requirements for the remainder of 1996 are planned capital expenditures of $12 million. Capital expenditures include both cost reductions and replacement items and exceed expected depreciation of $7.5 million for the same period.

PART I--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

         At November 30, 1995, the Company has approximately $10 million available under its current bank credit agreements which management believes is adequate to meet its needs.

PART II--OTHER INFORMATION


ITEM  6.         EXHIBITS AND REPORTS ON FORM 8-K

            a)       Exhibit 11.1 Computation of Earnings Per Share

            b)       Exhibit 27    Financial Data Schedule

            c) Reports on Form 8-K. During the quarter ended November 30, 1995, the Company did not file any reports on Form 8-K .

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    ROBBINS & MYERS, INC
                                  ------------------------------




DATE:    ________________    BY:  ______________________________
                                                GEORGE M. WALKER
                                                VICE PRESIDENT & CFO
                                                (PRINCIPAL FINANCIAL OFFICER)




DATE:    ________________    BY:  ______________________________
                                                KEVIN J. BROWN
                                                CORPORATE CONTROLLER
                                                (PRINCIPAL ACCOUNTING OFFICER)

ROBBINS & MYERS, INC. AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
EXHIBIT 11.1
(In thousands except per share data)

                                                                          Three Months Ended
                                                                    ----------------------------------
                                                                    November 30,         November 30,
                                                                            1995                 1994
                                                                    ------------          -----------
 Net income                                                               $4,098               $2,915

 Primary earnings per share:

     Average shares outstanding                                            5,218                5,150

     Effect of dilutive options and restricted stock based on

       treasury stock method using average market price                      256                  124
                                                                    ------------          -----------
     Total                                                                 5,474                5,274
                                                                    ============          ===========
     Net income per share                                                   $.75                 $.55
                                                                    ============          ===========


 Fully diluted earnings per share:

     Average shares outstanding                                            5,218                5,150

     Effect of dilutive options and restricted stock based on

       treasury stock method using average market price                      268                  126
                                                                    ------------          -----------
     Total                                                                 5,486                5,276
                                                                    ============          ===========
     Net income per share                                                   $.75                 $.55
                                                                    ============          ===========