Form 10-Q/A
period 1995-11-30
ROBBINS & MYERS INC
filed 1995-12-27
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                 FORM 10-Q/A-1

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended  NOVEMBER 30, 1995
                                -----------------
Commission File Number    0-288
                       ----------

                            ROBBINS & MYERS, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       OHIO                                                 31-0424220
------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


1400 KETTERING TOWER, DAYTON, OHIO                                45423
------------------------------------------------------------------------------
(Address of Principal executive offices)                        (Zip Code)


Registrant's telephone number including area code  (513) 222-2610
                                                  ----------------------------

                                     NONE
------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     YES   X      NO
                                                  -----       -----

Common shares, without par value, outstanding as of  November 30, 1995:
5,222,571

                                   STATEMENT
                                   ---------


This Form 10-Q/A-1 is being filed solely to correct a typographical error which appeared in the line item "Materials and supplies" under the caption "Inventory" on the Robbins & Myers, Inc. and Subsidiaries Consolidated Condensed Balance Sheet at November 30, 1995. Such balance sheet with this one line item corrected, follows.

     ROBBINS & MYERS, INC. AND SUBSIDIARIES
     CONSOLIDATED CONDENSED BALANCE SHEET
     ($ in thousands)                                                                       November 30,                  August 31,
                                                                                                1995                         1995
                                                                                            -----------                   ----------
     ASSETS                                                                                 (unaudited)

     Current Assets
         Cash and cash equivalents                                                              $11,392                  $10,210
         Accounts receivable, net                                                                56,021                   49,415
         Inventories;
             Finished products                                                                   13,294                   13,743
             Products in process                                                                 18,134                   15,149
             Materials and supplies                                                              14,381                   14,284
                                                                                          -------------             ------------
                                                                                                 45,809                   43,176
         Deferred taxes                                                                           5,833                    4,539
         Prepaid expenses                                                                         1,820                    2,492
                                                                                          -------------             ------------
         Total Current Assets                                                                   120,875                  109,832
     Goodwill                                                                                    91,054                   73,497
     Other Intangible Assets                                                                     13,694                   13,573
     Deferred Taxes                                                                               3,785                    4,522
     Other Assets                                                                                 4,440                    4,378

     Property, Plant and Equipment                                                              103,449                   99,169
         Less accumulated depreciation                                                          (37,161)                 (34,564)
                                                                                          -------------             ------------
                                                                                                 66,288                   64,605
                                                                                          -------------             ------------
                                                                                               $300,136                 $270,407
                                                                                          =============             ============
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Current Liabilities
         Accounts payable                                                                       $22,614                  $22,442
         Accrued expenses                                                                        48,118                   49,190
         Current portion long-term debt                                                          12,080                    6,067
                                                                                          -------------             ------------
         Total Current Liabilities                                                               82,812                   77,699
     Long-Term Debt                                                                              80,510                   61,834
     Other Long-Term Liabilities                                                                 63,059                   60,935
     Shareholders' Equity:
         Common stock without par value:
             Authorized shares--25,000,000
             Outstanding shares--5,222,571 at November 30, 1995 and 5,202,544 at August 31, 1995, after deducting shares in tresury--122,836
                 at November 30, 1995 and 135,805 at August 31, 1995                             21,471                   20,682
         Retained Earnings                                                                       52,957                   49,254
         Equity adjustment for foreign currency translation                                         101                      777
         Equity adjustment to recognize minimum pension liability                                  (774)                    (774)
                                                                                          -------------             ------------
                                                                                                 73,755                   69,939
                                                                                          -------------             ------------
                                                                                               $300,136                 $270,407
                                                                                          =============             ============


               See Notes to Consolidated Condensed Financial Statements

                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A-1 Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     ROBBINS & MYERS, INC.
                                                     --------------------


       DATE:   DECEMBER 26, 1995               BY:  /S/ GEORGE M. WALKER
               -----------------                  -----------------------------
                                                  GEORGE M. WALKER
                                                  VICE PRESIDENT & CFO
                                                  (PRINCIPAL FINANCIAL OFFICER)


       DATE:   DECEMBER 26, 1995               BY:  /S/ KEVIN J. BROWN
               -----------------                  -----------------------------
                                                  KEVIN J. BROWN
                                                  CORPORATE CONTROLLER
                                                  (PRINCIPAL ACCOUNTING OFFICER)