Form 10-Q
period 1996-02-29
ROBBINS & MYERS INC
filed 1996-04-11
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended February 29, 1996    Commission File Number 0-288
                               -----------------                           -----

                                Robbins & Myers, Inc.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                   Ohio                                 31-0424220
- -------------------------------------------------------------------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)


   1400 Kettering Tower, Dayton, Ohio                       45423
- -------------------------------------------------------------------------------
(Address of Principal executive offices)                  (Zip Code)


Registrant's telephone number including area code  (513) 222-2610
                                                   --------------

                                     None
- -------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     YES  X     NO
                                                  ---       ---
Common shares, without par value, outstanding as of
February 29, 1996:  5,226,136
- -----------------------------

PART 1--FINANCIAL INFORMATION

ROBBINS & MYERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET

($ in thousands)
                                                                              February 29,            August 31,
                                                                                      1996                  1995
                                                                              ------------            ----------
ASSETS                                                                                     (Unaudited)
Current Assets
  Cash and cash equivalents                                                       $  7,240              $ 10,210
  Accounts receivable, net                                                          57,328                49,415
  Inventories:
    Finished products                                                               14,134                13,743
    Products in process                                                             18,156                15,149
    Materials and supplies                                                          13,856                14,284
                                                                                  --------              --------
                                                                                    46,146                43,176

  Deferred taxes                                                                     5,833                 4,539
  Prepaid expenses                                                                   1,903                 2,492
                                                                                  --------              --------
  Total Current Assets                                                             118,450               109,832
Goodwill                                                                            90,444                73,497
Other Intangible Assets                                                             13,498                13,573
Deferred Taxes                                                                       3,792                 4,522
Other Assets                                                                         4,552                 4,378

Property, Plant and Equipment                                                      106,608                99,169
  Less accumulated depreciation                                                     39,053                34,564
                                                                                  --------              --------
                                                                                    67,555                64,605
                                                                                  --------              --------
                                                                                  $298,291              $270,407
                                                                                  ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                                 $21,211              $ 22,442
  Accrued expenses                                                                  48,982                49,190
  Current portion long-term debt                                                     8,456                 6,067
                                                                                  --------              --------
  Total Current Liabilities                                                         78,649                77,699

Long-Term Debt                                                                      79,241                61,834
Other Long-Term Liabilities                                                         62,712                60,935
Shareholders' Equity:
  Common stock without par value:
    Authorized shares--25,000,000
    Outstanding shares--5,226,136 at February 29, 1996 and 5,202,544 at August 31, 1995, after deducting shares in treasury--120,771
    at February 29, 1996 and 135,805 at August 31, 1995                             21,693                20,682
  Retained Earnings                                                                 56,826                49,254
  Equity adjustment for foreign currency translation                                   (56)                  777
  Equity adjustment to recognize minimum pension liability                            (774)                 (774)
                                                                                  --------              --------
                                                                                    77,689                69,939
                                                                                  --------              --------
                                                                                  $298,291              $270,407
                                                                                  ========              ========

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CONDENSED OPERATIONS
(in thousands except per share data)

(Unaudited)

                                                    Three Months Ended                         Six Months Ended
                                                ------------------------------          ------------------------------
                                                February 29,      February 28,          February 29,      February 28,
                                                        1996              1995                  1996              1995
                                                ------------      ------------          ------------      ------------
Net sales                                            $84,179           $70,873              $165,391          $139,501
Cost of sales                                         56,413            46,728               110,523            92,314
                                                ------------      ------------          ------------      ------------
                                                      27,766            24,145                54,868            47,187

Engineering and development, selling and
  administrative expenses                             19,545            17,351                38,681            34,338
Interest expense                                       1,899             1,836                 3,569             3,632
Other (income) deductions - net                         (390)              (86)                 (758)             (159)
                                                ------------      ------------          ------------      ------------
Income before income taxes                             6,712             5,044                13,376             9,376
Income taxes                                           2,383             1,957                 4,949             3,373
                                                ------------      ------------          ------------      ------------
Net income                                            $4,329            $3,087                $8,427            $6,003
                                                ============      ============          ============      ============


Earnings per share:
  Primary                                              $0.79             $0.58                 $1.54             $1.13
                                                ============      ============          ============      ============
  Assuming full dilution                               $0.79             $0.58                 $1.54             $1.13
                                                ============      ============          ============      ============


Weighted average common shares
  Primary                                              5,465             5,286                 5,469             5,280
                                                ============      ============          ============      ============
  Assuming full dilution                               5,478             5,306                 5,482             5,299
                                                ============      ============          ============      ============


Dividends per share:
  Declared                                           $0.0875            $0.075               $0.1625             $0.15
                                                ============      ============          ============      ============

  Paid                                               $0.0875            $0.075               $0.1625             $0.15
                                                ============      ============          ============      ============



See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CONDENSED CASH FLOWS
(in thousands)
(Unaudited)


                                                                          Six Months Ended
                                                                -----------------------------------
                                                                February 29,           February 28,
                                                                        1996                   1995
                                                                ------------           ------------
Operating Activities:
  Net income                                                          $8,427                 $6,003
  Equity adjustment for foreign currency translation                    (833)                  (562)
  Adjustment required to reconcile net income
    to net cash and cash equivalents provided
    (used) by operating activities:

      Depreciation                                                     4,919                  4,269
      Amortization                                                     2,123                  1,718
      Deferred taxes                                                    (564)                  (465)
      Equity (income) loss on unconsolidated investment                 (977)                   187
      Other                                                              436                      0
      Changes in operating assets and liabilities:
        Accounts receivable, less allowances                          (7,913)                (5,357)
        Inventories                                                   (2,970)                   285
        Prepaid expenses                                                 589                  2,573
        Other assets                                                     803                    123
        Accounts payable                                              (1,231)                 1,339
        Accrued expenses                                                (208)                 1,301
        Other long-term liabilities                                      830                    491
                                                                ------------           ------------
Net Cash and Cash Equivalents Provided by Operating Activities         3,431                 11,905


Investing Activities:
  Capital expenditures, net of nominal disposals                      (6,921)                (3,460)

Financing Activities:
  Proceeds from borrowings of senior debt                             42,669                  3,505
  Payments of long-term debt                                         (23,294)                (4,380)
  Proceeds from sale of common stock                                     575                    267
  Retirement of stock appreciation rights
    and acquisition costs incurred                                   (18,574)                  (136)
  Dividends paid                                                        (856)                  (779)
                                                                ------------           ------------
Net Cash and Cash Equivalents Provided
  (Used) by Financing Activities                                         520                 (1,523)
                                                                ------------           ------------
(Decrease) Increase in Cash and Cash Equivalents                      (2,970)                 6,922
Cash and Cash Equivalents at Beginning of Period                      10,210                 16,079
                                                                ------------           ------------
Cash and Cash Equivalents at End of Period                            $7,240                $23,001
                                                                ============           ============


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
February 29, 1996
(Unaudited)


NOTE A--PREPARATION OF FINANCIAL STATEMENTS
In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of February 29, 1996 and August 31, 1995 and the results of their operations for the three month and six month periods ended February 29, 1996, and February 28, 1995, and their cash flows for the six month periods ended February 29, 1996, and February
28, 1995.   All intercompany transactions have been eliminated.

NOTE B--NET INCOME PER SHARE
Net income per share was calculated as disclosed in  Exhibit 11.

NOTE C--STOCK APPRECIATION RIGHTS
On October 10, 1995, 1,850,000 of stock appreciation rights were retired for $9.75 per right. This resulted in a total payment of $18,037,500. The payment was made on October 24, 1995 and was financed through the Company's long-term revolving credit agreement. The Company' s covenants with its lenders were amended as a result of this transaction and the Company is in compliance with the modified covenants.

The following summarizes the Company's debt:


                                  February 29,      August 31,
                                          1996            1995
                                  ------------      ----------
                                          (In thousands)
Senior debt:

  Term loan                            $35,375         $36,500
  Revolving credit loan                 24,300           3,800

Subordinated debt:

  Face amount                           30,307          30,495
  Discount                              (2,285)         (2,894)
                                  ------------      ----------
Total debt                              87,697          67,901

  Less current portion                   8,456           6,067
                                  ------------      ----------
                                       $79,241         $61,834
                                  ============      ==========

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--Continued


NOTE D--INCOME TAXES

The estimated annual effective tax rates are 37% and 36% for 1996 and 1995, respectively. In 1996, the estimated effective tax rate was decreased from the 38.5% rate used in the first quarter, primarily due to the decrease in statutory tax rates in Brazil. In 1995, the tax rate was increased from the 32.7% rate used in the first quarter, primarily due to increased estimates of pretax income for the year. These changes had an immaterial impact on net income for each respective period.

NOTE E--ACCOUNTING FOR STOCK BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock- Based Compensation." The Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Companies may elect to account for such plans under the fair value method or continue the previous accounting and disclose pro forma net income and earnings per share as if the fair value method was applied. The statement is to be applied on a prospective basis beginning in the Company's fiscal year 1997.

The Company has not yet determined the potential financial statement impact of the Standard, nor has it decided how or when it will initially adopt the Standard.

PART I--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                ($ in thousands)
RESULTS OF OPERATIONS

Fiscal 1996 and 1995

   Net income of $4.3 million for the second quarter ended February 29,1996 was 40.2% higher than in the second quarter of 1995. Earnings per share of $.79, fully diluted, increased 36.2% from the second quarter of 1995. On a year to date basis, net income of $8.4 million was 40.3% higher than the prior year and earnings per share of $1.54, fully diluted, was 36.3% higher than the prior year. These increases are primarily the result of higher volume, as discussed below.

   Net sales for the second quarter of 1996 were $84.2 million, an increase of 18.8% over the same period of the prior year. Year to date sales of $165.4 million were 18.6% higher than the prior year. These increases were primarily driven by the strong market demand for the Company's mixing equipment and glass-lined storage and reactor vessels. These products are primarily sold to the pharmaceutical, chemical, and petrochemical markets, which are expected to remain strong at least through calendar year 1996. In addition, the Company expanded its aftermarket business from the prior year, resulting in increased sales. Company backlog is at a record level of $112 million at February 29, 1996 , $2 million higher than November 30, 1995, $5 million higher than August 31, 1995 and $26 million higher than February 28,1995.

   The gross margin percentage of 33.0% for the second quarter of 1996(33.2% year to date) was slightly lower than the 34.1% for the second quarter of 1995(33.8% year to date), despite the higher sales levels in 1996. This relationship is a result of product mix, as the margins for the products with the greatest sales increases, industrial mixers and reactor vessels, are traditionally lower than the Company's progressing cavity pump products. Margins for industrial mixers and reactor vessels, however, have improved over the prior year as a result of the higher volume and profitability improvement measures, including restructuring, implemented by the Company.

   Engineering and development, selling and administrative expenses decreased as a percentage of sales from 24.5% in the second quarter of 1995(24.6% year to date) to 23.2% in the second quarter 1996 (23.4% year to date). These decreases resulted from the higher sales volume and the fixed nature of certain of these expenses.

   Interest expense of $1.9 million, $3.6 million year to date, was unchanged from the same periods of the prior year. The effective interest rate and average debt levels for each period was consistent with the prior year.

   The estimated effective annual tax rate was 37.0% for 1996 compared to 36.0% for 1995. The tax rate for 1995 reflected utilization of some foreign net operating loss carryforwards. The 1996 tax rate is more reflective of ongoing operations.


LIQUIDITY AND CAPITAL RESOURCES

   During the first half of 1996, 1.9 million of outstanding stock appreciation rights were retired for $18 million. Also, capital expenditures and uses for working capital needs (exclusive of cash) required $7 million and $10 million in cash for the six months, respectively. These uses of cash were financed through funds generated from operations (exclusive of working capital increases) of $14 million and net debt borrowings of $19 million. Cash flow for the second half of the year is expected to be strong as operations continue to be positive with the same or slightly lower working capital levels.

    In the first half of 1995 the significant use of cash was capital expenditures of $3.5 million. This was funded by cash generated from operations of $12 million. The net result was an increase of $6.9 million in cash balances for the first six months of 1995.

PART I--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS LIQUIDITY AND CAPITAL RESOURCES --CONTINUED


   The Company expects operating cash flow to be adequate for the remainder of fiscal year 1996's needs, including scheduled debt service and shareholder dividend requirements. The major cash requirement for the remainder of 1996
is planned capital expenditures of $9 million.   Capital expenditures include
both cost reduction and replacement items and exceed expected depreciation and amortization of $7 million for the same period.

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

   At February 29, 1996, the Company had approximately $14 million available under its current bank credit agreement which management considered adequate to meet the Company's operating needs.

PART II--OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) The Annual Meeting of Shareholders of Robbins & Myers, Inc. (the "Company") was held on December 13, 1995.

     b) The Company's Board of Directors is divided into two classes, with one class of directors elected at each annual meeting of shareholders. At the Annual Meeting on December 13, 1995, the following persons were elected directors of the Company for a term of office expiring at the annual meeting of shareholders to be held in 1997: Robert J. Kegerreis, Ph.D., Maynard H. Murch IV, John N. Taylor, Jr., and William D. Manning, Jr. The other directors whose terms of office continued after the Annual Meeting are Daniel W. Duval, Thomas P. Loftis, and Jerome F. Tatar.

     c) At the Annual Meeting on December 13, 1995, three items were voted on by shareholders, namely:

          1) the election of directors in which, as noted above, Messrs. Kegerreis, Murch, Taylor, and Manning were elected directors of the Company, each having 4,642,606 cast for their election and 6,143 withheld;

          2) adoption of the 1995 Stock Option Plan for Non-Employee Directors was approved with 4,378,739 cast for approval, 241,081 against approval, and 16,819 abstentions; and

          3) the appointment of Ernst & Young LLP as independent auditors of the Company for fiscal year ending August 31, 1996, was approved with 4,634,666 cast for approval, 10,278 against approval, and 3,805 abstentions.


Item  6.     Exhibits and Reports on Form 8-K

     a)   See index to Exhibits.

     b) Reports on Form 8-K. During the quarter ended February 29, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 ROBBINS & MYERS, INC
                                              ------------------------------




DATE:           4/10/96                    BY:  /s/ GEORGE M. WALKER
     ------------------------------           ------------------------------
                                                 George M. Walker
                                                 Vice President & CFO
                                                 (Principal Financial Officer)


DATE:           4/10/96                    BY:  /s/ KEVIN J. BROWN
     ------------------------------           ------------------------------
                                                Kevin J. Brown
                                                Corporate Controller
                                                (Principal Accounting Officer)

                               INDEX TO EXHIBITS
                               -----------------

(10)         Material Contracts:
             10.1     1995 Stock Option Plan for Non-Employee Directors...........         *

(11)         Statement Re: Computation of Earnings Per Share:
             11.1     Computation of Earnings Per Share...........................         *

(27)         Financial Data Schedule..............................................         *

_________________

"*"          Indicates the Exhibit is filed with this Report.
