Form 10-Q
period 1996-05-31
ROBBINS & MYERS INC
filed 1996-07-10
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---
- ----     EXCHANGE ACT OF 1934



For the Quarterly Period Ended May 31, 1996     Commission File Number 0-288
                               ----------------                        --------

                             Robbins & Myers, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                   31-0424220
- --------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

   1400 Kettering Tower, Dayton, Ohio                        45423
- --------------------------------------------------------------------------------
(Address of Principal executive offices)                  (Zip Code)


Registrant's telephone number including area code       (513) 222-2610
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

Common shares, without par value, outstanding as of May 31, 1996: 5,233,642
                                                    -----------------------

PART 1--FINANCIAL INFORMATION

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

($ in thousands)                                                                       May 31,            August 31,
                                                                                          1996                  1995
                                                                               ---------------         -------------
ASSETS                                                                           (Unaudited)
Current Assets
     Cash and cash equivalents                                                          $8,836               $10,210
     Accounts receivable, net                                                           51,811                49,415
     Inventories:
         Finished products                                                              12,566                13,743
         Products in process                                                            20,412                15,149
         Materials and supplies                                                         13,846                14,284
                                                                               ---------------         -------------
                                                                                        46,824                43,176
     Deferred taxes                                                                      5,644                 4,539
     Prepaid expenses                                                                    1,884                 2,492
                                                                               ---------------         -------------
     Total Current Assets                                                              114,999               109,832
Goodwill                                                                                92,098                73,497
Other Intangible Assets                                                                 12,691                13,573
Deferred Taxes                                                                           3,421                 4,522
Other Assets                                                                             5,948                 4,378
Property, Plant and Equipment                                                          105,623                99,169
     Less accumulated depreciation                                                      39,363                34,564
                                                                               ---------------         -------------
                                                                                        66,260                64,605
                                                                               ---------------         -------------
                                                                                      $295,417              $270,407
                                                                               ===============         =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

     Accounts payable                                                                  $21,174               $22,442
     Accrued expenses                                                                   48,223                49,190
     Current portion long-term debt                                                      1,948                 6,067
                                                                               ---------------         -------------
     Total Current Liabilities                                                          71,345                77,699
Long-Term Debt                                                                          79,285                61,834
Other Long-Term Liabilities                                                             60,799                60,935
Shareholders' Equity:
     Common stock without par value:
         Authorized shares--25,000,000
         Outstanding shares--5,233,642 at May 31, 1996 and 5,202,544 at August
             31, 1995, after deducting shares in treasury--121,965
             at May 31, 1996 and 135,805 at August 31, 1995                             22,213                20,682
     Retained Earnings                                                                  62,099                49,254
     Equity adjustment for foreign currency translation                                    450                   777
     Equity adjustment to recognize minimum pension liability                             (774)                 (774)
                                                                               ---------------         -------------
                                                                                        83,988                69,939
                                                                               ---------------         -------------
                                                                                      $295,417              $270,407
                                                                               ===============         =============

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CONDENSED OPERATIONS
(in thousands except per share data)

(Unaudited)                                          Three Months Ended                    Nine Months Ended
                                              -------------------------------     -----------------------------------
                                                     May 31,          May 31,              May 31,            May 31,
                                                        1996             1995                 1996               1995
                                              --------------    -------------     ----------------    ---------------
Net sales                                            $89,881          $79,973             $255,272           $219,475
Cost of sales                                         59,813           53,793              170,336            146,107
                                              --------------    -------------     ----------------    ---------------
                                                      30,068           26,180               84,936             73,368
Engineering and development, selling and
     administrative expenses                          19,499           19,037               58,180             53,375
Interest expense                                       1,735            1,921                5,304              5,552
Other (income) deductions - net                        (269)              904              (1,027)                747
                                              --------------    -------------     ----------------    ---------------
Income before income taxes                             9,103            4,318               22,479             13,694
Income taxes                                           3,368            2,062                8,317              5,435
                                              --------------    -------------     ----------------    ---------------
Net income before extraordinary item                   5,735            2,256               14,162              8,259
Extraordinary gain from refinancing debt                   0            1,332                    0              1,332
                                              --------------    -------------     ----------------    ---------------

Net income                                            $5,735           $3,588              $14,162             $9,591
                                              ==============    =============     ================    ===============


Earnings per share before extraordinary item:
     Primary                                           $1.04            $0.42                $2.58              $1.56
                                              ==============    =============     ================    ===============

     Assuming full dilution                            $1.03            $0.42                $2.56              $1.54
                                              ==============    =============     ================    ===============

Earnings per share:
     Primary                                           $1.04            $0.67                $2.58              $1.81
                                              ==============    =============     ================    ===============

     Assuming full dilution                            $1.03            $0.67                $2.56              $1.79
                                              ==============    =============     ================    ===============


Weighted average common shares outstanding:
     Primary                                           5,513            5,355                5,488              5,305
                                              ==============    =============     ================    ===============

     Assuming full dilution                            5,546            5,366                5,542              5,358
                                              ==============    =============     ================    ===============

Dividends per share:
     Declared                                        $0.0875           $0.075                $0.25             $0.225
                                              ==============    =============     ================    ===============

     Paid                                            $0.0875           $0.075                $0.25             $0.225
                                              ==============    =============     ================    ===============

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CONDENSED CASH FLOWS
(in thousands)

(Unaudited)                                                                                 Nine Months Ended
                                                                                    ---------------------------------
                                                                                           May 31,            May 31,
                                                                                              1996               1995
                                                                                    --------------    ---------------
Operating Activities:
    Net income                                                                             $14,162             $9,591
    Equity adjustment for foreign currency translation                                        (327)             1,370
    Adjustment required to reconcile net income
        to net cash and cash equivalents provided by operating activities:
            Depreciation                                                                     7,622              6,543
            Amortization                                                                     3,288              2,815
            Deferred taxes                                                                      (4)               644
            Equity income from unconsolidated investments                                   (1,500)              (560)
            Gain on Extinguishment of debt                                                       0             (2,183)
            Other                                                                              869                  0
            Changes in operating assets and liabilities:
               Accounts receivable, less allowances                                         (2,396)            (9,243)
               Inventories                                                                  (3,648)            (2,852)
               Prepaid expenses                                                                608              2,484
               Other assets                                                                    (70)             1,267
               Accounts payable                                                             (1,268)             1,898
               Accrued expenses                                                               (967)             3,692
               Other long-term liabilities                                                    (136)             3,437
                                                                                    --------------    ---------------
Net Cash and Cash Equivalents Provided by Operating Activities                              16,233             18,903

Investing Activities:
    Capital expenditures, net of nominal disposals                                          (9,277)            (6,350)
    Purchase of Pharaoh Corp and Cannon Process Equipment, Ltd.                                  0            (11,088)
                                                                                    --------------    ---------------
Net Cash and Cash Equivalents Used by Investment Activities                                (9,277)            (17,438)

Financing Activities:
    Proceeds from debt borrowings                                                           50,870              55,449
    Payments of long-term debt                                                             (39,812)           (60,455)
    Proceeds from sale of common stock                                                         662                368
    Retirement of stock appreciation rights and acquisition costs incurred                 (18,733)                 0
    Dividends paid                                                                          (1,317)            (1,168)
                                                                                    --------------    ---------------
Net Cash and Cash Equivalents Used by Financing Activities                                  (8,330)            (5,806)
                                                                                    --------------    ---------------
Decrease in Cash and Cash Equivalents                                                       (1,374)            (4,341)
Cash and Cash Equivalents at Beginning of Period                                            10,210             16,079
                                                                                    --------------    ---------------
Cash and Cash Equivalents at End of Period                                                  $8,836            $11,738
                                                                                    ==============    ===============

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 1996
(Unaudited)

NOTE A--PREPARATION OF FINANCIAL STATEMENTS
In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of May 31, 1996 and August 31, 1995 and the results of their operations for the three month and nine month periods ended May 31, 1996, and May 31, 1995, and their cash flows for the nine month periods ended May 31, 1996, and May 31, 1995. All intercompany transactions have been eliminated.

NOTE B--NET INCOME PER SHARE
Net income per share was calculated as disclosed in Exhibit 11.

NOTE C--STOCK APPRECIATION RIGHTS
On October 10, 1995, 1,850,000 of stock appreciation rights were retired for $9.75 per right. This resulted in a total payment of $18,037,500. The payment was made on October 24, 1995 and was financed through the Company's long-term revolving credit agreement.

The following summarizes the Company's debt:

                                                                                   May 31,            August 31,

                                                                                      1996                  1995
                                                                         -----------------      ----------------
                                                                                     (In thousands)
Senior debt:

     Term loan                                                                     $34,250               $36,500

     Revolving credit loan                                                          18,600                 3,800

Subordinated debt:

     Face amount                                                                    30,439                30,495

     Discount                                                                       (2,056)               (2,894)
                                                                         -----------------      ----------------
Total debt                                                                          81,233                67,901

     Less current portion                                                            1,948                 6,067
                                                                         -----------------      ----------------
                                                                                   $79,285               $61,834
                                                                         =================      ================


On March 1, 1996 the Company incurred subordinated debt and recorded additional goodwill of $1.6 million to record contingent purchase price provisions related to the Pharaoh acquisition.

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--Continued

NOTE D--INCOME TAXES

The estimated annual effective tax rates are 37.0% and 39.7% for 1996 and 1995, respectively. In 1995, the estimated annual tax rate was increased from the 36.0% rate used in the second quarter, primarily due to increased estimates of pretax income for the year and the tax effect of the write-off of the investment in Hazleton Environmental.

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

NOTE F--SUBSEQUENT EVENT

At the June 26, 1996, Board of Directors' meeting, the Board approved a 2 for 1 stock split for shareholders of record on July 12, 1996, effected in the form of a share distribution on July 31,1996. Pro forma earnings and dividend per share information as if the stock split had been effected in these financial statements is as follows:

                                                           Three Months Ended                   Nine Months Ended
                                                     -------------------------------      -------------------------------
                                                          May 31,           May 31,           May 31,            May 31,
                                                             1996              1995              1996               1995
                                                     ------------      ------------      ------------       ------------
Earnings per share before extraordinary item:

       Primary                                              $0.52             $0.21             $1.29              $0.78
                                                     ============      ============      ============       ============
       Assuming full dilution                               $0.52             $0.21             $1.28              $0.77
                                                     ============      ============      ============       ============
Earnings per share:

       Primary                                              $0.52             $0.34             $1.29              $0.90
                                                     ============      ============      ============       ============
       Assuming full dilution                               $0.52             $0.33             $1.28              $0.90
                                                     ============      ============      ============       ============
Dividends per share:

       Declared                                           $0.0438           $0.0375            $0.125            $0.1125
                                                     ============      ============      ============       ============
       Paid                                               $0.0438           $0.0375            $0.125            $0.1125
                                                     ============      ============      ============       ============

PART I--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                ($ in thousands)

RESULTS OF OPERATIONS

Fiscal 1996 and 1995

         Net income of $5.7 million for the third quarter ended May 31, 1996 was 59.8% higher than in the third quarter of 1995. Earnings per share of $1.03, fully diluted, increased 53.7% from the third quarter of 1995. On a year to date basis, net income of $14.2 million was 47.7% higher than the prior year and earnings per share of $2.56, fully diluted, was 43.0% higher than the prior year. These increases are primarily the result of higher volume and price increases, as further discussed below.

         Net sales for the third quarter of 1996 were $89.9 million, an increase of 12.4% over the same period of the prior year. Year to date sales of $255.3 million were 16.3% higher than the prior year. These increases were primarily driven by the strong market demand for the Company's mixing equipment, glass-lined storage and reactor vessels, and oilfield products . These products are primarily sold to the pharmaceutical, chemical, and petrochemical markets, which are expected to remain strong at least into the near future. In addition, the Company expanded its aftermarket business from the prior year, resulting in increased sales. Company backlog increased to a record level of $114 million at May 31, 1996 , $2 million higher than February 29, 1996, $9 million higher than August 31, 1995 and $15 million higher than May 31,1995.

         The gross margin percentage of 33.5% for the third quarter of 1996 (33.3% year to date) was comparable to the 32.7% for the third quarter of 1995 (33.4% year to date). The gross margin percentage has remained relatively constant despite the higher sales levels in 1996 due to a shift in product mix, as gross margins for the products with the greatest sales increases, small industrial mixers and reactor vessels, have lower margins than the Company's other products. Gross margins for mixers and vessels have improved from the prior year as a result of the higher volume and profitability improvement measures implemented.

         Engineering and development, selling and administrative expenses decreased as a percentage of sales from 23.8% in the third quarter of 1995 (24.3% year to date) to 21.7% in the third quarter 1996 (22.8% year to date). These decreases resulted from the higher sales volume and the fixed nature of certain of these expenses as well cost reductions in these areas.

         Interest expense of $1.7 million in the 3 third quarter and $5.3 million year to date, was comparable to the same periods of the prior year. The effective interest rate was slightly lower and the average debt level for each period was consistent with the prior year.

         Other (income) deductions for the third quarter of 1995 includes a one-time write-off of $1.6 million of the Company's investment in Hazleton Environmental. The Company has no ongoing exposure to further losses related to this investment.

         The estimated effective annual income tax rate was 37.0% for 1996 compared to 39.7% for 1995. The tax rate for 1995 reflects the effect of the nondeductibility of a portion of the write-off of the investment in Hazleton Environmental. The 1996 tax rate is more reflective of ongoing operations.

         In 1995, the Company realized a gain related to the early extinguishment of certain debt. This gain is reflected as an extraordinary gain of $1.3 million, net of tax, in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 1996, 1.85 million of outstanding stock appreciation rights were retired for $18 million. Also for the nine months, $9 million was used for capital expenditures and $8 million for working capital. These cash requirements of $35 million were financed through funds generated from income plus noncash expenses of $24 million and net debt borrowings of $11 million.

PART I--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS LIQUIDITY AND CAPITAL RESOURCES--CONTINUED

          In 1995 the significant uses of cash were capital expenditures and acquisitions of $17 million and net debt payments of $5 million. Thses requirements were funded by cash generated from operations of $19 million. The net result was a decrease of $4.3 million in cash balances for the first nine months of 1995.

         The Company expects operating cash flow to be adequate for the remainder of fiscal year 1996's and 1997's operating needs, including scheduled debt service and shareholder dividend requirements.

         The Company's significant foreign operations have the local currency as their functional currency. The foreign operations primarily buy and sell within the same country, mitigating the impact of currency fluctuations on operations. To the extent that significant transactions are completed in a different currency, the Company hedges its risk to future currency fluctuations through foreign currency forward contracts with major financial institutions.

         At May 31, 1996, the Company had approximately $30 million available under its current bank credit agreement which management considered adequate to meet the Company's operating needs.

PART II--OTHER INFORMATION

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

                 a)     See index to Exhibits.

                 b) Reports on Form 8-K. During the quarter ended May 31, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ROBBINS & MYERS, INC
                                         -------------------------------

DATE:          JULY 10, 1996       BY:        /S/ GEORGE M. WALKER
     ---------------------------         --------------------------------------
                                                  GEORGE M. WALKER
                                                  VICE PRESIDENT & CFO
                                                  (PRINCIPAL FINANCIAL OFFICER)

DATE:          JULY 10,1996         BY:       /S/ KEVIN J. BROWN
     ---------------------------         --------------------------------------
                                                  KEVIN J. BROWN
                                                  CORPORATE CONTROLLER
                                                  (PRINCIPAL ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS
                               -----------------

(4)   Instruments Defining the Rights of Security Holders, Including Indenture
      4.1      Amendment No. 6, dated February 9, 1996, and Amendment
               No. 7, dated April 16, 1996, to the Credit Agreement with
               Bank One, Dayton NA, as agent.........................................*

(11)  Statement Re: Computation of Earnings Per Share:
      11.1     Computation of Earnings Per Share................................     *


(27)           Financial Data Schedule..........................................     *



- -----------------

"*"               Indicates the Exhibit is filed with this Report.