Form 10-K405
period 1996-08-31
ROBBINS & MYERS INC
filed 1996-11-27
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                    FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


  For the Fiscal Year                               Commission
Ended August 31, 1996                            File Number 0-288

                              ROBBINS & MYERS, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         OHIO                                       31-0424220
---------------------------                   ---------------------------
(State of incorporation)                            (I.R.S. employer
                                              identification number)
     1400 Kettering Tower, Dayton, Ohio                       45423
-----------------------------------------                    ------------------

                  Registrant's telephone number, including area code:

                                 (937) 222-2610
                                 --------------

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
   Title of each class                             which registered
-------------------------                      --------------------------------

         NONE                                            NONE

Securities registered pursuant to Section 12(g) of the Act:

                        Common Shares, without par value
                        --------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for at least the past 90 days. Yes [x] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

At the close of business on October 22, 1996:

       Number of Common Shares, without

                par value, outstanding.......................      10,726,032

       Aggregate market value of Common
                Shares, without par value, held
                by non-affiliates of the Company.............    $161,639,753


                       DOCUMENT INCORPORATED BY REFERENCE

         Robbins & Myers, Inc., Proxy Statement, dated November 13, 1996, for its Annual Meeting of Shareholders on December 11, 1996, definitive copies of the foregoing have been filed with the Commission. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

ITEM 1.           BUSINESS.
-------           ---------

BACKGROUND

         Robbins & Myers, Inc., an Ohio corporation (the "Company"), designs, manufactures and markets on a global basis high-performance, specialized fluids management products for the process industries. The Company's four product lines are glass-lined reactor and storage vessels (38% of fiscal 1996 sales), progressing cavity products (30%), mixing and turbine agitation equipment (22%), and related products, such as engineered systems, fluoropolymer products, and valves (10%). These percentages for fiscal 1996 were substantially the same as in fiscal 1995.

         The Company has achieved leading market shares in each of its main product lines: the Company believes that it is first worldwide in glass-lined storage and reactor vessels, first in North America in progressing cavity products, and second worldwide in mixing and turbine agitation equipment. The Company also believes that its principal brand names - Pfaudler(R), Moyno(R) and Chemineer(R) - are well-known in the marketplace and are associated with quality products and extensive customer support, including product application engineering, state-of-the-art customer test facilities and strong aftermarket service and support.

         Since February 1992, the Company has completed eight acquisitions as part of a strategy to leverage its fluid management expertise, its leadership in progressing cavity technology, and its operating capabilities into a portfolio of highly-engineered, fluids management products and services. The most significant of these acquisitions occurred in June 1994 when the Company acquired its Pfaudler(R), Chemineer(R) and Edlon(R) business units. These acquisitions more than tripled the sales of the Company and provided leading worldwide positions in two core product lines.

         The Company markets it products to the process industries - industries in which the pumping, mixing, treatment, chemical processing, measurement and containment of fluids and particulates are important elements in their production processes. The principal sectors of the process industries served by the Company are specialty chemicals, pharmaceuticals, oil and gas recovery, wastewater treatment, food and beverage and pulp and paper.

         The Company seeks to balance its mix of products and services and maintain overall stability in its operating results principally through increased levels of higher margin aftermarket sales, increased international presence with manufacturing facilities in ten countries and end market diversification. In fiscal 1996, aftermarket sales to the Company's customers, as well as customers of its competitors, accounted for approximately 35% of total sales and international sales accounted for approximately 41% of total sales.

         The Company seeks to continue to grow by (i) capitalizing on the inherent growth of its end markets, particularly high-growth markets such as oil and gas recovery, pharmaceuticals, and food additives and supplements, which collectively account for over 40% of the Company's sales; (ii) exploiting acquisition opportunities for industry consolidation within existing markets, specifically the highly fragmented positive displacement pump and industrial mixer industries; (iii) expanding geographically, both internally and through acquisitions, into high-growth emerging markets such as Asia-Pacific Rim and South America; and (iv) establishing new product lines through acquisitions of related fluids management businesses such as valves, filters and grinders.

         The Company operates in one industry segment--fluids management. Information concerning the Company's net sales, operating income and identifiable assets by geographic area and export sales for the years ended August 31, 1996, 1995 and 1994 is set forth in the "Information by Geographic Area" note to the Consolidated Financial Statements included at Item 8 and is incorporated herein by reference.

ACQUISITIONS

         The Company has achieved substantial sales growth over the past several years. The sales growth from 1992 through 1996 primarily was driven by eight acquisitions completed since February 1992 at an aggregate purchase price of approximately $160.0 million:

 Fiscal                                                                            Prchase
  Year                                              Principal                       Price
Acquired             Business                       Products                      (millions)
--------------------------------------------------------------------------------------------
1992      Prochem Mixing Equipment, Inc.       Large industrial mixers             $   8.0

1993      JWI Mixer Line                       Portable industrial mixers              2.2

1994      Chemineer, Inc.                      Large industrial mixers                78.4

1994      Pfaudler, Inc.                       Glass-lined vessels                    50.3

1994      Edlon, Inc.                          Fluoropolymer coatings                  5.5

1995      Pharaoh Corporation                  Glass-lined vessel parts and            2.1
                                               aftermarket services

1995      Cannon Process Equipment Co., Ltd    Glass-lined vessels                     5.4

1995      Universal Glasteel Equipment         Reconditioned glass-lined               7.0
                                               reactor and storage vessels

MARKETS SERVED

         The Company markets its fluids management products and services to the process industries - industries in which the pumping, mixing, treatment, chemical processing, measurement and containment of fluids and particulates are important elements in their manufacturing or production processes. The principal sectors of the process industries served by the Company are oil and gas recovery, pharmaceuticals, specialty chemicals, food and beverage, pulp and paper and wastewater treatment.

         The companies included in these sectors of the process industries tend to be large, often with global operations. Capital expenditures for equipment in each sector are driven by a variety of factors, such as market growth rates, new product introduction, globalization and cost control. Economic cycles tend to differ among sectors, and the Company believes that general economic downturns have less of an impact on capital expenditures in the pharmaceuticals, oil and gas recovery and food and beverage industries.

         Oil and Gas Recovery. The Company's sales to the oil and gas recovery market include (i) progressing cavity down-hole pumps used in lifting oil to the surface and dewatering of gas wells; (ii) progressing cavity power sections used to drive the drilling element in directional drilling operations; and (iii) aftermarket products and services such as replacement power sections, relining of down-hole pump stators and replacement of rotors. The Company believes its growth prospects primarily are driven by the trend in the industry to adopt the latest oil and gas technologies, including 3-D seismic analysis which, in conjunction with directional drilling methods and versatile down-hole pumps, facilitates recovery of oil and gas from difficult to reach formations. In addition, changing geopolitics have resulted in more countries opening their borders to privatization in the exploration and development of their oil and gas properties. In response to increased demand within the oil and gas recovery market and to maintain its technological advantages, the Company currently is developing a facility in Houston, Texas dedicated to the production of down-hole pumps and power drilling sections. Production activities at this facility are scheduled to begin in fiscal 1997.

         Pharmaceuticals. The Company's products perform critical functions in the production of pharmaceuticals by providing temperature, agitation and pressure-controlled environments for complex chemical reactions which require exact formulations, repeatability and high levels of purity. In addition, the Company's products are reconditioned on a regular basis because of the severe operating conditions to which the Company's products are exposed and the need to maintain a pure processing environment. The Company believes that it will benefit from the long-term trend of high levels of capital expenditure within the pharmaceuticals industry. This trend is driven by the significant industry growth rates from globalization of manufacturing facilities to service emerging markets and development of innovative drugs which often require new process facilities or retrofit of existing facilities.

         Specialty Chemicals. Substantially all of the Company's products sold to the chemical industry consist of specialized equipment and aftermarket products and services for use in the batch processing of specialty chemicals rather than for use in the continuous processing of commodity chemicals. Unlike commodity chemicals, such as basic petrochemicals and inorganic commodities, specialty chemicals are downstream products, such as intermediate products, directed to the pharmaceuticals industry, which are more highly processed and refined. The Company believes that, because producers of specialty chemicals are value-added, strategic suppliers to their customers, pricing pressure and volatility are less severe than in other segments of the chemical industry.

         Other Markets. The Company's industrial mixer and pump products also serve the food and beverage, pulp and paper and wastewater treatment industries. Long-term growth in these markets should approximate the growth in general economic activity, with certain segments such as food additives and supplements and international markets growing faster than the overall domestic market.

PRODUCTS

         Glass-Lines Storage and Reactor Vessels. The Company's Pfaudler unit manufactures and sells glass-lined reactor and storage vessels and related equipment for use in the pharmaceuticals and specialty chemicals industries. Reactor vessels perform critical functions in the production process by providing a temperature, agitation and pressure controlled environment for often complex chemical reactions.

         The Pfaudler unit fabricates steel vessels and bonds glass to the interior of vessels to form a fused composite, referred to as Glasteel(R), which provides a vessel in which materials can be processed or stored in an inert, nonsticking, corrosion-resistant, pressure-controlled environment. Reactor vessels range in capacities from one to 15,000 gallons, are generally custom-ordered and designed and can be equipped with various accessories, such as agitators, instrumentation and baffles. Storage vessels have capacities of up to 25,000 gallons.

         Aftermarket products and services consist of reconditioning and reglassing reactor vessels, replacement of vessel parts and accessories and field service.

PRODUCTS                                          PRIMARY MARKETS SERVED
-------------------------------------------------------------------------------
Glasteel(R) Reactor and Storage Vessels           Pharmaceuticals
Glasteel(R) pH Measurement Systems                Specialty Chemicals
Cryo-Lock(R) Mixing Systems
Pfaudler(R) Mixer Drives
Pfaudler(R) Conical Dryers and Blenders

         Pfaudler vessels are marketed worldwide under the tradename Glasteel(R) to end-users. The industry is dominated by two major suppliers. Pfaudler believes that it is currently the largest supplier of vessels, with DeDietrich, a French manufacturer, being the next largest supplier.

         Progressing Cavity Products. Progressing cavity technology is used in down-hole pumps and power sections for the oil and gas recovery industry, as well as in other process industries, such as specialty chemicals, food and beverage, pulp and paper and wastewater treatment. A progressing cavity pump consists of a high-strength, single helix steel rod (called the rotor) which rotates in a double-helix, elastomer-lined steel tube (called the stator). The rotor generates positive displacement in the stator to deliver uniform fluid flow at rates proportional to the rotational speed of the rotor.

         For the oil and gas recovery industry, the Company manufactures and sells down-hole pumps and power sections used to drive the drilling element in the drilling of wells. The ability of progressing cavity technology to be used in severe pumping applications and also as a hydraulic motor has enabled the Company to become a leader in the development of pumping and directional drilling products. Moyno(R) down-hole pumps are used primarily to pump heavy crude oil to the surface and for dewatering gas wells. Moyno(R) down-hole power sections utilize progressing cavity technology to drive the drilling element in oil and gas drilling.

         For other process industries, the Company markets a wide range of progressing cavity pumps under the brand names Moyno(R) and R&M(R). Progressing cavity pumps are versatile as they can be positioned at any angle and can deliver flow in either direction, without modification or accessories. These pumps are able to handle fluids ranging from high pressure water and shear-sensitive materials to heavy, viscous, abrasive, solid-laden slurries and sludges.

         Aftermarket products and services consist of replacement power sections, relining of the elastomer component of down-hole pump stators and replacement of rotors.

PRODUCTS                                               PRIMARY MARKETS SERVED
----------------------------------------------------------------------------
Moyno(R) Down-Hole Pumps                               Oil and Gas Recovery
Moyno(R) Power Sections for Down-Hole Motors           Food and Beverage
R&M(R) Positive Displacement Pumps                     Pulp and Paper
Moyno(R) Progressing Cavity Pumps                      Wastewater Treatment

                                                       Speciality Chemicals

         While the Company believes it is the world leader in the manufacture of progressing cavity pumps, the market is highly competitive and includes many different types of similar equipment and a significant number of competitors, none of which is dominant. The Company is recognized for its high levels of product quality and attention to customer requirements.

         Mixing and Turbine Agitation Equipment. The Company's industrial mixers and turbine agitation equipment are used in a variety of applications, ranging from simple storage tank agitation to critical applications in polymerization and fermentation processes. Industrial mixers are sold under the Chemineer(R), Valchem(R), Prochem(R) and Kenics(R) brand names.

         Chemineer(R) products include a line of high-quality turbine agitators. These gear-driven agitators are available in various sizes, a wide selection of mounting methods, and drive ranges from one to 1,000 horsepower. The Chemineer(R) line also includes top-entry turbine agitators with drive ranges from one-half to five horsepower, designed for less demanding applications, and a line of portable gear-driven and direct drive mixers, which can be clamp mounted to tanks to handle batch mixing needs. The principal markets for Chemineer(R) products are the specialty chemicals, pharmaceuticals, food and beverage and wastewater treatment industries.

         Prochem(R) industrial mixers are principally belt-driven, side-entry mixers used primarily in the pulp and paper, mining and mineral processing industries. Kenics(R) mixers are continuous mixing and processing devices, with no moving parts, which are used in specialized static mixing and heat transfer applications.

         Aftermarket products and services consist of replacement parts, such as impellers and gear boxes, as well as field service.

PRODUCTS                                              PRIMARY MARKETS SERVED
-------------------------------------------------------------------------------
Chemineer(R) Top-and Side Entry Mixers                Specialty Chemicals
Chemineer(R) Portable Mixers                          Wastewater Treatment
Valchem(R) Portable Mixers                            Food and Beverage
Kenics(R) Static Mixers & Heat Exchangers             Pharmaceuticals
Prochem(R) Top- and Side-Entry Mixers                 Pulp and Paper
Prochem(R) Specialty Mixers

         The mixer and agitation equipment industry is highly competitive. Three companies account for a significant portion of domestic sales, but compete with the numerous smaller companies. The Company believes that Lightnin, a unit of General Signal Corporation, has the largest share of the global market, with the Company being number two in market share. The Company believes that its application engineering know-how, diverse products, product quality and customer support allow it to compete effectively in the market place.

         Related Products. The Company also manufactures and markets to the process industries several products which complement its principal products. These related products include engineered systems, fluoropolymer products and valves.

         The Company's engineered systems group designs and sells fluid heating/cooling systems used with reactor vessels to control fluid temperature in the manufacture and processing of pharmaceuticals and speciality chemicals. The engineered systems group also designs and sells fluid separators, known as wiped film evaporators. The Company maintains a computer-controlled pilot plant test facility for use by engineers from the Company and its customers to determine and evaluate operating parameters in the production and processing of pharmaceuticals, speciality chemicals and other products.

         The Company's Edlon(R) unit manufactures and markets fluoropolymer roll covers and liners for process equipment, isostatically molded liners for pipe and flowmeters and vessel and piping accessories. Edlon's(R) products are used principally in the specialty chemicals industry to provide corrosion-resistant environments and in the paper industry for release applications.

PRODUCTS                                      PRIMARY MARKETS SERVED
-----------------------------------------------------------------------------
Pfaudler(R)Engineered Systems                 Pharmaceuticals
Pfaudler(R)Wiped Film Evaporators             Specialty Chemicals
Edlon(R)Custom Linings & Coatings             Electronics
Edlon(R)Roll Covering Products                Pulp and Paper
Edlon(R)Fluoropolymer Products                Wastewater Treatment
RKL(R)Pinch Valves
RKL(R)Pressure Sensors


SALES AND MARKETING

         The marketing and sales function in each of the Company's businesses generally involves outside sales efforts supported by numerous internal sales personnel, application engineers and, in many cases, the joint utilization of the Company's test and development facilities by Company and customer engineers. Distributors and manufacturers' representatives are supported by Company-maintained regional offices and educational and training programs. The specialized nature of the Company's products requires multiple methods of distribution, depending upon product line and end-use application.

         Pfaudler(R) glass-lined reactor and storage vessels and accessories are sold directly to end-users by a Company-employed direct sales force of approximately 30 persons, approximately 20 of whom are based outside the United States, and manufacturers' representatives. Pfaudler(R) is particularly focused on continuing to develop preferred supplier relationships with major pharmaceuticals companies as they continue to expand their production operations in emerging markets.

         Chemineer(R) industrial mixers and agitation equipment are sold directly through regional sales offices and through a network of approximately 125 domestic and 30 international manufacturers' representatives. The Company maintains regional sales offices for such equipment in Dayton, Ohio, Houston, Texas, Toronto, Canada, Singapore, Taiwan and China.

         Moyno(R) progressing cavity pumps (other than for oil and gas recovery applications) are sold worldwide through approximately 55 domestic and 30 international distributors and 40 domestic and 15 international manufacturers' representatives. The Company maintains 11 regional sales offices for this equipment.

         Sales efforts for Moyno(R) down-hole pumps are directed by Company product managers who work closely with the Company's principal domestic distributor, which maintains approximately 90 outlets capable of handling pump sales. Outside the U.S., down-hole pumps are directly sold by the Company. Additional distributor relationships are currently being established for these products in South America, the former Soviet Union, and the Pacific Rim. Moyno(R) power sections for use in down-hole drilling are sold by a direct sales force to motor manufacturers and oilfield service companies.

GENERAL

         At August 31, 1996, the Company's order backlog was $110.0 million compared to $107.4 million at the beginning of the year. Within the next twelve months, the Company expects to ship over 99% of the current backlog. Sales of the Company's products are not subject to material seasonal fluctuations.

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

         During 1996, the Company spent approximately $2.6 million on research and development activities compared to $2.4 million and $1.4 million in 1995 and 1994, respectively.

         Compliance with federal, state and local laws regulating the discharge of materials into the environment is not anticipated to have any material effect upon the capital expenditures, earnings or competitive position of the Company.

         At August 31, 1996, the Company had approximately 2,460 employees. Approximately 910 employees were covered by collective bargaining agreements at various locations. In February 1996, the Company entered into a new three-year contract covering approximately 250 employees represented by the International Union of United Automobile, Aerospace and Agricultural Implement Workers of American (UAW) at the Company's Springfield, Ohio facility. The Company considers labor relations at each of its locations to be good.

ITEM 2.           PROPERTIES

FACILITIES

         The Company's executive offices are located in Dayton, Ohio. The executives offices are leased and occupy approximately 15,000 square feet. Set forth below is certain information relating to the Company's principal operating facilities.

                                   SQUARE             PRODUCT MANUFACTURED OR
LOCATION                           FOOTAGE            OTHER USE OF FACILITY
----------------------------------------------------------------------------------------------------
NORTH AND SOUTH AMERICA:
Rochester, New York                   500,000         Glass-lined vessels
Springfield, Ohio                     272,800         Progressing cavity pumps and pinch valves
Dayton, Ohio                          160,000 (1)     Turbine agitators and mixers
Houston, Texas                        110,000 (2)     Down-hole pumps and power sections
Mexico City, Mexico                   110,000         Glass-lined vessels
Taubate, Brazil                       100,000         Glass-lined vessels
Fairfield, California                  60,000         Down-hole pumps and power sections
Avondale, Pennsylvania                 50,000         Fluoropolymer products
North Andover, Massachusetts           30,000 (1)     Static mixers and heat exchangers
Sao Jose Dos Campos, Brazil            30,000         Air handlers
Rochester, New York                    10,000 (1)     Parts and field service for glass-lined vessels
EUROPE:
Schwetzingen, Germany                 400,000         Glass-lined vessels
Leven, Scotland                       240,000         Glass-lined vessels, and fluoropolymer products
Bilston, England                       50,000         Parts and reglassing for glass-lined vessels
Derby, England                         20,000 (1)     Turbine agitators and mixers
Petit-Rechain, Belgium                 15,000         Progressing cavity products
Kearsley, England                      14,000         Parts and field service for glass-lined vessels
Bolton, England                        14,000         Gaskets for glass-lined vessels
Southampton, England                   10,000 (1)     Assembly operation for progressing cavity pumps
ASIA:
Gujurat, India                        350,000 (3)     Glass-lined vessels
Suzhou, China                         150,000 (4)     Glass-lined vessels
Singapore                               5,000 (1)     Assembly operation for progressing cavity pumps

(1) Leased facility.
(2) New facility scheduled to commence operations in January 1997.
(3) Facility of a 40%-owned affiliate.
(4) Facility of a 60%-owned subsidiary.

         At August 31, 1996, utilization of plants was approximately 95%.

                                       10

ITEM 3.      LEGAL PROCEEDINGS
-------      -----------------

       The Company is presently not a party to any material legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------      ---------------------------------------------------

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Maynard H. Murch IV, age 52, has been Chairman of the Board of the Company since July, 1979 and a director of the Company since 1977. Mr. Murch is also President and Chief Executive Officer of Maynard H. Murch Co., Inc. (investments), which is managing general partner of M.H.M. & Co., Ltd. (investments). Mr. Murch is also Vice President (since June, 1976) of Parker/Hunter Incorporated (dealer in securities), a successor firm to Murch and Co., Inc., a securities firm which Mr. Murch had been associated with since 1968.

         Daniel W. Duval, age 60, has been President and Chief Executive Officer of the Company and a director of the Company since December 3, 1986. Prior to joining the Company, he was President and Chief Operating Officer of Midland-Ross Corporation (a manufacturer of electrical, electronic and aerospace products and thermal systems) having held various positions with that company since 1960.

         Gerald L. Connelly, age 54, is Executive Vice President and Chief Operating Officer of the Company, having been elected to that position on May 1, 1996. He is also President of the Process Industries Group and President of Pfaudler, Inc. He was President of the Process Industries Group of Eagle Industries, Inc. from 1993 until joining the Company. Previously, he served as President of Pulsafeeder, Inc. (metering pumps) for ten years.

         George M. Walker, age 59, is Vice President and Chief Financial Officer of the Company, having been elected to that position in 1972. From 1968 to 1972, he held various positions with the Company in the areas of finance and accounting, including the position of Controller. Prior to 1968, he was employed by the accounting firm of Ernst & Young LLP for eight years.

         Howard O. Royer, age 58, is Treasurer of the Company, having been elected to that position on June 28, 1995. He had previously been employed by the Company from 1975 to 1985, serving as Treasurer at the time of his departure. Prior to rejoining the Company, he was employed by Nissan Motor Manufacturing Corp., USA, most recently holding the position of Vice President, Finance and Information Systems.

         Kevin J. Brown, age 38, is Corporate Controller of the Company, having been elected to that position on December 12, 1995 after joining the Company on October 10, 1995. Prior to joining the Company, he was employed by the accounting firm of Ernst & Young LLP for fifteen years.

         Joseph M. Rigot, age 53, is Secretary and General Counsel of the Company, having been elected to that position in 1990. He has been a partner with the law firm of Thompson Hine & Flory L.L.P. Dayton, Ohio, for more than five years.

         The term of office of all executive officers of the Company is until the next Annual Meeting of Directors (December 11, 1996) or until their respective successors are elected.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-------      -----------------------------------------------------
STOCKHOLDER MATTERS
-------------------

         (A) The Company's common shares are traded on the NASDAQ/National Market System under the symbol ROBN. The prices presented in the following table are the high and low sales prices for the common shares for the periods presented as reported in the National Market System.


                                                                        Dividends
                                       High               Low                Paid
                                    ---------------------------------------------
Fiscal 1996
-----------
1st Quarter                         $17.500           $13.625             $.03750
2nd Quarter                          16.500            13.625              .04375
3rd Quarter                          23.500            14.750              .04375
4th Quarter                          26.500            21.000              .04375


Fiscal 1995
-----------
1st Quarter                         $10.250            $8.375             $.03750
2nd Quarter                          11.375             8.250              .03750
3rd Quarter                          14.250            10.375              .03750
4th Quarter                          14.375            12.500              .03750

         (B) As of October 22, 1996, the Company had 650 shareholders of record.
Based on requests from brokers and other nominees, the Company estimates there are an additional 980 shareholders.

         (C) Dividends paid on common shares are presented in the table in Item
5(a). The Company's credit agreements include certain covenants which restrict the Company's payment of dividends. At August 31, 1996, $7,381,000 of retained earnings was available for the payment of future dividends. With the new debt agreement signed November 26, 1996, retained earnings available for the payment of future dividends was reduced to approximately $3,905,000.

                                       13



ITEM 6.      SELECTED FINANCIAL DATA
-------      -----------------------

FIVE YEAR FINANCIAL HIGHLIGHTS
Robbins & Myers, Inc. and Subsidiaries
(in thousands except per share, shareholder and employee data)          1996      1995 (1)      1994 (1)         1993        1992
 Operating Results
     Net sales                                                      $350,964      $302,952      $121,647      $85,057     $75,588
     Gross profit                                                    119,030       101,304        44,981       32,761      30,080
     Operating expenses                                               80,272        74,234        28,733       22,171      19,365
     Operating income                                                 39,455        26,320        12,102        8,400       8,512
     Income before special items                                      20,338        11,825         6,355        6,178       7,873
     Special items, net of tax (2)                                     (813)         1,332             0      (8,018)           0
                                                                 -----------   -----------   -----------   ----------   ---------
     Net income (loss)                                               $19,525       $13,157        $6,355     $(1,840)      $7,873
                                                                 ===========   ===========   ===========   ==========   =========

     Depreciation and amortization                                   $13,877       $12,401        $4,594       $2,798      $2,442
     Capital expenditures                                             16,453        10,133         6,798        2,579       4,749
     Cash flow from operating activities                              32,060        33,017        14,601        7,533       6,487
     Ending backlog                                                  109,921       107,423        73,944       20,248      12,210

Financial Condition
     Total assets                                                   $300,340      $270,407      $258,130      $84,636     $74,318
     Total debt                                                       73,533        67,901        83,790          971         939
     Shareholders' equity                                             91,437        69,939        57,039       52,342      56,310
     Total capitalization                                            164,970       137,840       140,829       53,313      57,249

Performance Statistics
     Percent of net sales
          Gross profit                                                  33.9%         33.4%         37.0%        38.5%       39.8%
          Operating expenses                                            22.9          24.5          23.6         26.1        25.6
          Operating income                                              11.2           8.7           9.9          9.9        11.3
          Income before special items                                    5.8           3.9           5.2          7.3        10.4
          Net income                                                     5.6           4.3           5.2         (2.2)       10.4
     Debt as a % of total capitalization                                44.6          49.3          59.5          1.8         1.6
     Return on shareholders' equity (3)                                 25.2          18.6          11.6         11.4        14.9
     Price/earnings ratio at August 31                                12.5:1        11.3:1        15.5:1           NA      10.3:1

Per Share Data (4)
     Income (loss) per share, fully diluted:
          Before special items                                         $1.83         $1.09         $0.61        $0.59       $0.75
          Special items, net of tax (2)                                (0.07)         0.12          0.00        (0.76)       0.00
                                                                 -----------   -----------   -----------   ----------   ---------
          Net income (loss) per share                                  $1.76         $1.21         $0.61       ($0.17)      $0.75
                                                                 ===========   ===========   ===========   ==========   =========
     Shareholders' equity (book value)                                 $8.63         $6.72         $5.55        $5.14       $5.53
     Dividends declared                                               0.1688        0.1500        0.1438       0.1188      0.0938
     Market price of common stock
          High                                                       $26 1/2       $14 3/8       $10 3/8      $10 3/4     $10 3/4
          Low                                                         13 5/8         8 1/4         7 3/4        6 1/2       7 1/4
          Close                                                           22      13 23/32         9 3/8        9 3/8       7 3/4


Other Data
     Weighted average common shares outstanding, fully diluted (4)    11,107        10,874        10,504       10,514      10,498
     Number of shareholders (5)                                        1,632         1,520         1,098        1,295       1,370
     Number of employees                                               2,459         2,337         2,226          615         622



Notes to Five-Year Financial Highlights
(1)  1995 reflects the acquisition of Pharaoh and Cannon and 1994 reflects the acquisition of Pfaudler, Chemineer and Edlon as discussed in the Business
     Acquisitions note.
(2) Special items are: 1996 and 1995 extinguishment of debt and 1993 cumulative effects of accounting changes.
(3) Calculated using Income Before Special Items.
(4) Prior year information adjusted to reflect 2 for 1 stock split effective July 31, 1996.
(5) As of October 22, 1996, the Company had 650 shareholders of record.  Based on requests from brokers and other nominees, the Company estimates there are an additional 980 shareholders.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------      -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

OVERVIEW

         Since June 1994, the Company has completed six acquisitions that have significantly changed its business and financial profile. As a result of the acquisitions, the Company accomplished critical elements of its strategy to expand its capabilities to serve the fluids management needs of its customers on a global basis. The results of the most significant of the acquired companies, Pfaudler, Chemineer and Edlon, are included in the Company's results for all of fiscal 1996 and 1995 and two months of fiscal 1994, which significantly impact comparisons between fiscal 1995 and fiscal 1994.

         Sales to non-U.S. customers ranged from 40.0% to 45.0% of total Company sales for fiscal 1996, 1995 and 1994. Profitability of the non-U.S. business units of the Company was less than the U.S. business units. Operating income
(loss) as a percent of net sales for the non-U.S. business units increased to 10.1% for fiscal 1996 from 7.7% for fiscal 1995 and from (2.8)% for fiscal 1994. The improvements were primarily the result of ongoing cost reduction programs.

         Changes in exchange rates for fiscal 1996, 1995 and 1994 did not significantly impact sales and income levels of the Company. The Company's significant non-U.S. operations have their local currency as their functional currency and primarily buy and sell using the same currency. For significant transactions that are in another currency, the Company hedges the risk of future currency fluctuations through foreign currency forward contracts with major financial institutions.

         The Company seeks to balance its mix of products and services and maintain overall stability in its operating results principally through increased levels of aftermarket sales, increased non-U.S. sales and end market diversification. Aftermarket sales accounted for 35.0% of total Company sales for fiscal 1996 and 38.0% for fiscal 1995. Sales into the specialty chemicals, pharmaceuticals, oil and gas recovery, wastewater treatment and pulp and paper markets are each at least 5.0% of total Company sales.

Results Of Operations

The following table presents the components of the Company's statement of income as a percent of net sales for fiscal 1996, 1995 and 1994.


                                                           Year Ended August 31,
                                                        1996             1995              1994
                                                ------------       ----------        ----------
Net sales                                              100.0%           100.0%            100.0%
Cost of sales                                           66.1             66.6              63.0
                                                ------------       ----------        ----------
Gross profit                                            33.9             33.4              37.0
Operating expenses                                      22.9             24.5              23.6
Other (income) expense                                 (0.2)              0.2               3.5
                                                ------------       ----------        ----------
Operating income                                        11.2              8.7               9.9
Interest expense                                         2.0              2.4               1.2
                                                ------------       ----------        ----------
Income before income taxes and
       special items                                     9.2              6.3               8.7
Income taxes                                             3.4              2.4               3.5
                                                ------------       ----------        ----------
Income before special items                              5.8              3.9               5.2
Special items, net of tax                               (0.2)             0.4               0.0
                                                ------------       ----------        ----------
Net income                                               5.6%             4.3%              5.2%
                                                ============       ==========        ==========

         FISCAL 1996 COMPARED TO FISCAL 1995--Net sales of $351.0 million for fiscal 1996 were 15.8% higher than for fiscal 1995 due primarily to strong market demand for the Company's mixing, glass-lined vessels and oilfield products. Net income of $19.5 million was 48.4% higher than for fiscal 1995. Earnings per share of $1.76, fully diluted, were 45.5% higher than for fiscal 1995. Company backlog was $110.0 million at August 31, 1996, $2.6 million higher than at August 31, 1995.

         The gross profit percent increased from 33.4% for fiscal 1995 to 33.9% for fiscal 1996 due to higher sales volume and cost reduction programs implemented by the Company.

         Operating expenses as a percent of net sales decreased from 24.5% for fiscal 1995 to 22.9% for fiscal 1996 due to higher sales volume, the fixed nature of certain of these expenses and cost reduction programs implemented during the year.

         Profitability for fiscal 1996 was also increased from fiscal 1995 due to continued improvements in the Company's non-U.S. businesses. These improvements were due to cost reduction programs, including the consolidation of Prochem production into the Chemineer facility.

         Other (income) expense for fiscal 1995 included a one-time write-off of the Company's investment in Hazleton Environmental of $1.6 million, or 0.5% of net sales. The Company has no further ongoing exposure to future losses related to this investment. This category also includes income from joint ventures of $2.0 million, or 0.6% of net sales for fiscal 1996, and $1.6 million, or 0.5% of net sales for fiscal 1995. One of the joint ventures, Universal Glasteel Equipment, commenced operations on March 1, 1995.

         Activities related to restructuring charges provided for fiscal 1994, principally in connection with the acquisitions, were substantially completed during fiscal 1996. Actual payments were consistent with original estimates in total and by component.

         Interest expense decreased to $7.1 million for fiscal 1996 from $7.3 million for fiscal 1995 due to slightly lower average borrowings and interest rates for fiscal 1996.

         The effective income tax rate was 37.0% for fiscal 1996 compared to 37.9% for fiscal 1995. The effective income tax rate for fiscal 1995 reflects the nondeductibility of a portion of the write-off of the investment in Hazleton Environmental. Deferred income tax assets of $7.3 million at August 31, 1996 primarily relate to U.S. operations. Future pretax income at fiscal 1996 levels would be sufficient to realize these assets.

         The Company realized an extraordinary loss for fiscal 1996 of $0.8 million from the early extinguishment of $25.0 million of subordinated debt with a book value of $23.6 million. The Company realized an extraordinary gain for fiscal 1995 of $1.3 million related to the early extinguishment of $25.0 million of subordinated debt with a book value of $22.3 million.

         FISCAL 1995 COMPARED TO FISCAL 1994--Net sales of $303.0 million for fiscal 1995 were 150.4% higher than for fiscal 1994 due to the full year effect of the acquired companies. Net income of $13.2 million was 107.0% higher than for fiscal 1994. Earnings per share of $1.21, fully diluted, were 98.4% higher than for fiscal 1994. The Company's businesses existing before the acquisitions also experienced growth with net sales reaching $102.5 million, an increase of 11.0% over fiscal 1994, due mostly to strong market demand for the Company's oilfield products.

         The gross profit percent decreased from 37.0% for fiscal 1994 to 33.4% for fiscal 1995 as the acquired companies had lower gross profit percents than the existing businesses.

         Operating expenses as a percent of net sales increased from 23.6% for fiscal 1994 to 24.5% for fiscal 1995 as the acquired companies had higher operating expenses as a percent of sales than the existing businesses.

         Profitability for fiscal 1995 was further impacted from fiscal 1994 as the Company's non-U.S. businesses were less profitable than its U.S. businesses. For fiscal 1995, the European businesses were affected primarily by the German operation which accounted for 52% of European sales but was only nominally profitable. A program for changing the way the Company conducts business in Germany and the related cost structure was commenced during that year. The lower rate of profitability for the other non-U.S. businesses was due in part to their being start-up operations.

         Other (income) expense for fiscal 1995 included a one-time write-off of the Company's investment in Hazleton Environmental of $1.6 million, or 0.5% of net sales. Other (income) expense for fiscal 1994 included a restructure charge of $2.6 million, or 2.1% of net sales, related to the consolidation of Prochem production into the Chemineer facility.

         Interest expense increased to $7.3 million in fiscal 1995 from $1.5 million for fiscal 1994 due to borrowings to purchase the acquired companies on June 30, 1994.

         The effective income tax rate was 37.9% for fiscal 1995 compared to 40.3% for fiscal 1994. The lower rate for fiscal 1995 reflects lower income tax rates for certain of the non-U.S. operations which contributed a greater percent of pretax income for fiscal 1995.

         In May 1995, the Company repurchased $25.0 million of subordinated debt issued as a part of the consideration for the acquired companies. The transaction generated an extraordinary gain of $1.3 million, or 0.4% of net sales.

LIQUIDITY AND CAPITAL RESOURCES

         The Company anticipates capital expenditures of $24.0 million for fiscal 1997. Included in this amount is approximately $5.0 million which will be spent for a new Moyno Oilfield facility and related equipment in Houston, Texas. The Company expects cash flow from operating activities to be adequate for operating needs, including scheduled debt service, capital expenditures plans and shareholder dividend requirements for fiscal 1997. There are no significant restrictions on the Company's ability to transfer funds from its non-U.S. subsidiaries to the Company.

         Cash flow from operating activities was $32.1 million for fiscal 1996. This cash flow, supplemented by a $3.1 million reduction in available cash, was used for capital expenditures of $16.5 million, to retire 3.8 million outstanding stock appreciation rights for $18.8 million and to pay dividends of $1.8 million.

         Cash flow from operating activities was $33.0 million for fiscal 1995. This cash flow, supplemented by a $5.9 million reduction in available cash, was used primarily for capital expenditures of $10.1 million, acquisitions of $12.9 million, net debt payments of $15.0 million and dividends of $1.5 million.

         The Company had $15.0 million available under its current bank credit facility at August 31, 1996. The Company repaid $63.0 million of its bank indebtedness in September 1996 with the net proceeds from the sale of $65.0 million of 6.5% Convertible Subordinated Notes due 2003 ("Notes"). After such repayment, $44.0 million was available under its current bank credit facility. If the Notes had been outstanding for all of fiscal 1996, the Company's fully diluted earnings per share would have been reduced from $1.76 to $1.66.

         The Company has entered into negotiations with respect to a replacement bank credit facility. The new agreement would provide for $150.0 million of borrowings with certain terms more favorable than the current agreement. The primary purpose of the facility is to finance the Company's acquisition growth program.

         On November 26, 1996, an agreement was entered into on the new $150.0 million bank credit agreement. The terms of the new facility are generally more favorable than the prior facility.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------           -------------------------------------------

CONSOLIDATED BALANCE SHEET
Robbins & Myers, Inc. and Subsidiaries
($ in thousands)

                                                                                 August 31,
                                                                              1996               1995
                                                                       ------------      -------------
ASSETS
Current Assets
    Cash and cash equivalents                                              $7,121            $10,210
    Accounts receivable, less allowances                                   51,158             49,415
    Inventories                                                            48,417             43,176
    Other current assets                                                    2,184              2,492
    Deferred taxes                                                          5,180              4,539
                                                                     ------------      -------------
          Total Current Assets                                            114,060            109,832
Goodwill                                                                   95,101             73,497
Other Intangible Assets                                                    13,068             13,573
Deferred Taxes                                                              2,101              4,522
Other Assets                                                                3,896              4,378
Net Property, Plant and Equipment                                          72,114             64,605
                                                                     ------------      -------------
                                                                         $300,340           $270,407
                                                                     ============      =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                      $25,478            $22,442
    Accrued expenses                                                       49,614             49,190
    Current portion long-term debt                                          1,348              6,067
                                                                     ------------      -------------
          Total Current Liabilities                                        76,440             77,699
Long-Term Debt - Less Current Portion                                      72,185             61,834
Other Long-Term Liabilities                                                60,278             60,935
Shareholders' Equity
    Common stock-without par value:
    Authorized shares-25,000,000
    Issued shares-10,868,002 (10,676,698 in 1995)                          26,617             22,654
    Treasury shares-270,610 (271,610 in 1995)                              (2,481)            (1,972)
    Retained earnings                                                      66,996             49,254
    Equity adjustment for foreign currency translation                        655                777
    Equity adjustment to recognize minimum pension liability                 (350)              (774)
                                                                     ------------       ------------
                                                                           91,437             69,939
                                                                     ------------       ------------
                                                                         $300,340           $270,407
                                                                     ============       ============

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENT
Robbins & Myers, Inc. and Subsidiaries
($ in thousands, except per share data)

                                                              Years ended August 31,
                                                          1996             1995              1994
                                                 -------------    -------------    --------------

Net sales                                             $350,964         $302,952          $121,647
Cost of sales                                          231,934          201,648            76,666
                                                 -------------    -------------    --------------

Gross profit                                           119,030          101,304            44,981

Operating expenses                                      80,272           74,234            28,733
Other (income) expense                                   (697)              750             4,146
                                                 -------------    -------------    --------------

Operating income                                        39,455           26,320            12,102

Interest expense                                         7,076            7,287             1,457
                                                 -------------    -------------    --------------

Income before income taxes and
   extraordinary items                                  32,379           19,033            10,645

Income taxes                                            12,041            7,208             4,290
                                                 -------------    -------------    --------------

Income before extraordinary items                       20,338           11,825             6,355

Extraordinary items, net of income taxes:
   (Loss) gain on extinguishment of debt                 (813)            1,332                 0
                                                 -------------    -------------    --------------

Net income                                             $19,525          $13,157            $6,355
                                                 =============    =============    ==============

Income  per  share:
  Primary:
      Before extraordinary items                         $1.84            $1.09             $0.61
      Extraordinary items, net of taxes                 (0.07)             0.13              0.00
                                                 -------------    -------------    --------------
   Total                                                 $1.77            $1.22             $0.61
                                                 =============    =============    ==============

  Fully diluted:
      Before extraordinary items                         $1.83            $1.09             $0.61
      Extraordinary items, net of taxes                 (0.07)             0.12              0.00
                                                 -------------    -------------    --------------
   Total                                                 $1.76            $1.21             $0.61
                                                 =============    =============    ==============

See Notes to Consolidated Financial Statements




CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Robbins & Myers, Inc. and Subsidiaries
($ in thousands, except per share data)

                                                                                          Foreign       Minimum
                                                   Common     Treasury     Retained      Currency      Pension
                                                   Shares      Shares      Earnings     Translation    Liability       Total
                                                 ----------  -----------  -----------   ------------  ------------  -----------

Balance at September 1, 1993                        $21,298    ($1,810)       $32,776           $292        ($214)      $52,342
     Net income                                                                 6,355                                     6,355
     Cash dividends declared, $0.14 per share                                 (1,475)                                   (1,475)
     Stock options exercised, 110,400 shares            298                                                                 298
     Proceeds from sale of 24,976 shares
        to employee benefit plans                        61         176                                                     237
     Performance stock awards                            31                                                                  31
     Cost of 52,004 shares purchased                              (481)                                                   (481)
     Change in foreign currency translation                                                     (81)                       (81)
     Change in minimum pension liability                                                                     (187)        (187)
                                                 ----------  -----------  -----------   ------------  ------------  -----------

Balance at August 31, 1994                           21,688     (2,115)        37,656            211         (401)       57,039
     Net income                                                                13,157                                    13,157
     Cash dividends declared, $0.15 per share                                 (1,559)                                   (1,559)
     Stock options exercised, 92,200 shares             290                                                                 290
     Proceeds from sale of 26,110 shares
        to employee benefit plans                        73         195                                                     268
     Performance stock awards                           603                                                                 603
     Cost of 3,710 shares purchased                                (52)                                                    (52)
     Change in foreign currency translation                                                      566                        566
     Change in minimum pension liability                                                                     (373)        (373)
                                                 ----------  -----------  -----------   ------------  ------------  -----------
Balance at August 31, 1995                           22,654     (1,972)        49,254            777         (774)       69,939
     Net income                                                                19,525                                    19,525
     Cash dividends declared, $0.17 per share                                 (1,783)                                   (1,783)
     Stock options exercised, 113,066 shares            410                                                                 410
     Proceeds from sale of 40,344 shares
        to employee benefit plans                       295         370                                                     665
     Performance stock awards                         1,050                                                               1,050
     Retirement of SAR's for common stock             1,700                                                               1,700
     Cost of 39,344 shares purchased                              (879)                                                   (879)
     Tax benefits of stock options exercised            508                                                                 508
     Change in foreign currency  translation                                                   (122)                      (122)
     Change in minimum pension liability                                                                       424          424
                                                 ---------- -----------   -----------   ------------  ------------  -----------

Balance at August 31, 1996                          $26,617    ($2,481)       $66,996           $655        ($350)      $91,437
                                                 ========== ===========   ===========   ============  ============  ===========

See Notes to Consolidated Financial Statements

STATEMENT OF CONSOLIDATED CASH FLOWS
Robbins & Myers, Inc. and Subsidiaries
($ in thousands)


                                                                                    Years Ended August 31,
                                                                                  1996           1995           1994
                                                                           -----------    -----------    -----------

OPERATING ACTIVITIES:
    Net income                                                                 $19,525        $13,157         $6,355
    Adjustment required to reconcile net income to net cash
      and cash equivalents provided by operating activities:
          Depreciation                                                           9,382          8,549          3,761
          Amortization                                                           4,495          3,852            833
          Deferred taxes                                                         (220)          (800)          (523)
          Equity income from unconsolidated investments                          (400)          (944)           (80)
          Loss (gain) on extinguishment of debt                                  1,355        (2,183)              0
          Performance stock awards                                               1,050            603              0
    Changes in operating assets and liabilities - excluding the effects of the purchase of Pharaoh and Cannon and Pfaudler, Chemineer, and Edlon
          Accounts receivable, less allowances                                 (1,804)        (7,204)             89
          Inventories                                                          (5,302)        (1,571)          2,435
          Other current assets                                                     308          2,236        (1,436)
          Other assets                                                             868            659          1,729
          Accounts payable                                                       3,036          5,273          (128)
          Accrued expenses                                                         424          9,605            549
          Other long-term liabilities                                            (657)          1,785          1,017
                                                                           -----------    -----------    -----------
    Net cash and cash equivalents provided by operating activities              32,060         33,017         14,601

INVESTING ACTIVITIES:
    Capital expenditures, net of nominal disposal                             (16,453)       (10,133)        (6,798)
    Purchase of marketable securities                                                0              0       (29,796)
    Proceeds from sale of marketable securities                                      0              0         52,860
    Purchase of Pfaudler, Chemineer and Edlon                                        0              0       (96,725)
    Purchase of Pharaoh and Cannon                                                   0       (12,898)              0
    Other                                                                            0              0          (700)
                                                                           -----------    -----------    -----------
    Net cash and cash equivalents used for investing activities               (16,453)       (23,031)       (81,159)

FINANCING ACTIVITIES:
    Proceeds from debt borrowings                                               92,565         67,375        113,805
    Payments of long-term debt                                                (90,781)       (82,205)       (31,200)
    Retirement of SAR's and other acquisition costs                           (19,401)              0              0
    Proceeds from sale of common stock                                           1,583            534            580
    Purchase of common stock                                                     (879)              0          (495)
    Dividends paid                                                             (1,783)        (1,559)        (1,475)
                                                                           -----------    -----------    -----------
    Net cash and cash equivalents (used) provided by financing activities     (18,696)       (15,855)         81,215
                                                                           -----------    -----------    -----------
(Decrease) increase in cash and cash equivalents                               (3,089)        (5,869)         14,657
Cash and cash equivalents at beginning of year                                  10,210         16,079          1,422
                                                                           -----------    -----------    -----------
Cash and cash equivalents at end of year                                        $7,121        $10,210        $16,079
                                                                           ===========    ===========    ===========

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

Use Of Estimates
The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimated.

Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts totaling $1,195,000 and $1,260,000 at August 31, 1996 and 1995, respectively. Accounts receivable relate primarily to customers located in North America and Western Europe and are concentrated in the chemical, pharmaceutical and oil and gas industries. To reduce credit risk, the Company performs credit investigations prior to accepting an order and, when necessary, requires letters of credit to insure payment.

Inventories
Domestic inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method. At August 31, 1996 and 1995, the difference between estimated current replacement cost and the stated LIFO value was approximately $5,947,000 and $7,436,000 respectively.

Non-U.S. inventories are reported on the first-in, first-out (FIFO) method and amounted to $25,052,000 and $23,226,000 at August 31, 1996 and 1995,
respectively.

At August 31, inventories consisted of the following:


                                                  1996                 1995
                                        --------------       --------------
                                                  (In thousands)

Finished products                              $12,424              $13,743
Work in process                                 18,249               15,149
Raw materials                                   17,744               14,284
                                        --------------       --------------
                                               $48,417              $43,176
                                        ==============       ==============


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

At August 31, other intangible assets consisted of the following:


                                                1996                 1995
                                     ---------------       --------------
                                                (In thousands)

Patents                                         $939               $1,019
Non-compete agreements                         4,546                5,401
Financing costs                                  152                  396
Acquisition costs                              3,937                3,515
Pension intangible                             3,494                3,242
                                     ---------------       --------------
                                             $13,068              $13,573
                                     ===============       ==============


Accumulated amortization of goodwill and other intangible assets totaled $7,503,000 and $3,904,000 at August 31, 1996 and 1995, respectively.
Amortization is calculated on the straight-line basis using the following lives:

Patents                                               14 to 17 years
Non-compete agreements                                  3 to 5 years
Financing costs                                              5 years
Acquisition costs                                           40 years

Property, Plant And Equipment
Property, plant and equipment are stated at cost. Depreciation expense is recorded over the estimated useful life of the asset on the straight-line method using the following lives:

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

At August 31, property, plant and equipment consisted of the following:

                                                1996                 1995
                                    ----------------       --------------
                                               (In thousands)

Land and improvements                        $10,699               $9,732
Buildings                                     24,095               20,182
Machinery & equipment                         77,867               69,255
                                    ----------------       --------------
                                             112,661               99,169
Less accumulated depreciation                 40,547               34,564
                                    ----------------       --------------
                                             $72,114              $64,605
                                    ================       ==============

Equity Investments
The Company owns 40% of Gujarat Machinery Manufacturers, Ltd. (GMM). GMM is located in India and manufactures and markets glass-lined reactor and storage vessels, parts and services, primarily for the Indian market. In addition, the Company owns 50% of Universal Glasteel Equipment (UGE) located in Robbinsville, New Jersey. UGE is a supplier of used and reconditioned glass-lined storage and reactor vessels. The Company uses the equity method of accounting for these investments, the net investments at August 31, 1996 and 1995 of $2,836,000 and $2,980,000, respectively, are included in other assets in the Consolidated Balance Sheet.

Foreign Currency Accounting
Gains and losses resulting from the settlement of a transaction in a currency different from that used to record the transaction are charged or credited to operations when incurred. Adjustments resulting from the translation of foreign financial statements into U.S. dollars are recognized as a separate component of shareholders' equity for all foreign units except those located in Brazil and Mexico. The U.S. dollar is the functional currency for the Brazilian and Mexican units. As a result, translation gains and losses for these operations are reflected in net income.

Product Warranty
Provision for product warranty is recognized as a liability at the time of sale based on the historical relationship of warranty expense to sales. Actual payments of warranty claims are charged against the liability as incurred. The liability is reviewed quarterly and adjusted as necessary.

Research And Development
Research and development expenditures are expensed as incurred and amounted to approximately $2,602,000, $2,403,000 and $1,363,000 for the years ended August 31, 1996, 1995 and 1994, respectively.

Income Taxes
Income taxes are provided for all items included in the Consolidated Income Statement regardless of the period when such items are reported for income tax purposes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company's policy is to provide U.S. income taxes on current non-U.S. income which the Company remits to the U.S. The Company does not provide U.S. income taxes on the remaining undistributed non-U.S. income, as it is the Company's intention to maintain its investments in these operations.

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

In 1996 the Company recorded the following non-cash investing and financing transactions: $2,000,000 increase in goodwill and decrease in deferred taxes related to purchase entry adjustments, $1,700,000 increase in goodwill and common stock related to the retirement of certain of the stock appreciation rights with the issuance of stock (see Common Stock and Business Acquisitions notes) and $1,625,000 increase in goodwill and long-term debt related to earn-out provisions of the Pharaoh acquisition (see Business Acquisitions note).

Fair Value Of Financial Instruments
The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

         Current portion long-term debt - The amounts reported approximate the market value of similar instruments.

         Equity investments and current portion long-term debt - The amounts reported are consistent with the terms, interest rates and maturities currently available to the Company for similar debt instruments.

         Interest swap agreements - The amounts reported are consistent with values at which they could be settled, based upon dealer estimates.

         Foreign exchange contracts - The amounts reported are estimated using quoted market prices for similar instruments.

BUSINESS ACQUISITIONS

On March 1, 1995, the Company acquired Cannon and Pharaoh for cash and subordinated notes totaling $12,898,000. Cannon, located in Bilston, England, sells new and reconditioned glass-lined reactor vessels. Pharaoh, located in Rochester, New York, is a supplier of replacement parts and services for glass-lined process equipment. At the same time, the Company entered into a partnership with a major supplier of used process equipment to supply used and reconditioned glass-lined vessels worldwide. During 1996, a contingent earn-out payment of $1,625,000 was earned and recorded as an increase to long-term debt and goodwill. At August 31, 1996, there remains approximately $3,000,000 that may be due under the earn-out provisions of the purchase contract.

On June 30, 1994, the Company completed the acquisition of the Pfaudler, Chemineer and Edlon business units for approximately $117,045,000. The funds used for the acquisition were provided by a combination of cash on hand, bank debt of $52,000,000 and subordinated notes of $43,576,000, net of discount, issued to the seller. In addition to the cash and subordinated notes, the seller also received certain stock appreciation rights ("SAR's") as further described in the Common Stock note. In 1996, these SAR's were exercised for a total of $20,588,000, primarily paid in cash with proceeds from the Company's long-term revolving credit agreement. These transactions resulted in goodwill of $71,225,000 in 1994 and an additional $22,588,000 in 1996 upon the exercise of the SAR's and purchase accounting adjustments. Pfaudler is the foremost worldwide manufacturer of glass-lined chemical reactor and storage vessels. Chemineer is a leading producer of industrial mixing and agitation equipment and Edlon designs and fabricates engineered Teflon(R) products and coatings. This acquisition was accounted for under the purchase method and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their fair values on the dates of the respective transactions.

The operating results of the acquired businesses have been included in consolidated operating results since the dates of each acquisition. The following unaudited pro-forma summary presents the results of operations of the Company combined with the results of Pfaudler, Chemineer and Edlon as if the acquisition of the business units had occurred by the beginning of 1994. In preparing the pro-forma data, certain adjustments have been made to historical operating results, including increased interest expense resulting from the new debt structure, amortization of intangible assets and the related income tax effects. The pro-forma data excludes business restructure provisions recorded at Pfaudler of $8,100,000 in 1994. This summary does not necessarily reflect the results of operations as they would have been had the acquisitions occurred by the beginning of 1994, nor is it necessarily indicative of future operating results.


                                                                                         1994
                                                                           ------------------
                                                        (In thousands, except per share data)

Net sales                                                                              $261,090
Income before extraordinary items                                                         4,388
Income per share before extraordinary items:
      Primary and fully diluted                                                            $.42


ACCRUED EXPENSES
At August 31, accrued expenses consisted of the following:

                                                                            1996           1995
                                                                     -----------    -----------
                                                                           (In thousands)
Customer advances                                                        $12,426         $9,531
Salaries, wages, payroll taxes and withholdings                            9,799          9,158
Federal income taxes                                                       5,190          4,197
Warranty costs                                                             3,642          3,040
Pension benefits                                                           2,670          2,373
Business restructure costs                                                 1,624          3,712
Medical and workers' compensation benefits                                 1,211          3,351
All other items                                                           13,052         13,828
                                                                     -----------    -----------
                                                                         $49,614        $49,190
                                                                     ===========    ===========


LONG-TERM DEBT AND SUBSEQUENT EVENT

Effective September 23, 1996, the Company completed the sale of $65,000,000 of 6 1/2% Convertible Subordinated Notes Due 2003 ("Notes"). The net proceeds of approximately $63,000,000 (after underwriters' discount and expenses) from this sale were used to repay term and revolving credit loans under the Company's senior debt agreements bearing interest at 8.0%. The Notes are not common stock equivalents and will not impact primary income per share. However, on a fully diluted basis, pro-forma net income per share for 1996 would have been $1.66, assuming the Notes were outstanding for the entire year, compared to the $1.76 reported.

The Notes are due on September 1, 2003, and bear interest at 6 1/2%, payable semi-annually on March 1, and September 1, commencing on March 1, 1997. The notes are convertible into common stock at a rate of $27.25 per share. Holders may convert at any time until maturity and the Company may call for conversion at any time after September 1, 1999, at a redemption price ranging from 103.25% in 1999 to 100% in 2001. The Notes are subordinated to all other current indebtedness of the Company.

Assuming the Notes had been issued at August 31, 1996, long-term debt would be as follows:


                                                          (In thousands)

Senior debt                                                    $  3,250
Senior subordinated debt:
  Face amount, less discount of $156                              5,283
6 1/2% Convertible Subordinated Notes                            65,000
                                                         --------------
Total debt                                                       73,533
Less current portion                                              1,348
                                                         --------------
                                                                $72,185
                                                         ==============



At August 31, 1996, the Company had senior debt outstanding under an agreement with two Ohio banks. The agreement consists of a term loan and a revolving credit arrangement. Any amounts outstanding under the term loan portion of the agreement are payable in quarterly installments through 2001, beginning in September 1997. During 1996, the Company amended the agreement and increased the amount the Company can borrow to $100,000,000. After the proceeds from the Notes were used to repay senior debt, $44,000,000 was available for additional borrowings. The agreement does not require compensating balances; however, a nominal commitment fee is paid on the unused portion. The interest rate is variable based upon Prime or a formula tied to LIBOR rates. At August 31, 1996, the interest rate for the amounts indicated above was 6.97%. The agreement is secured by all domestic assets except land and buildings and includes certain restrictive covenants which include, among other things, minimum requirements for tangible net worth, working capital, additional debt, debt service coverage and payment of cash dividends. At August 31, 1996, $7,381,000 of retained earnings is available for future dividends.

During the fourth quarter of 1996, $25,000,000 of senior subordinated debt with a book value of $23,300,000 was retired and the Company recorded an extraordinary loss of $1,355,000 ($813,000 after taxes or $.07 per share). During the third quarter of 1995, the Company recorded an extraordinary gain of $2,183,000 ($1,332,000 after taxes or $.13 per share) in connection with the early retirement of another $25,000,000 of senior subordinated debt with a book value of $22,300,000.

The Company has additional subordinated debt with a face amount of $5,447,000 which has been discounted at normal market rates yielding a discount of $156,000 at August 31, 1996. The debt is payable in annual installments on February 28 of each year through 1999.

Aggregate principal payments of long-term debt, assuming the Notes had been issued at August 31, 1996, for the five years subsequent to August 31, 1996, are as follows:




                                                       (In thousands)
1997                                                         $  1,348
1998                                                            4,884
1999                                                            2,301
2000                                                                0
2001                                                                0
Thereafter                                                     65,000
                                                       --------------
Total                                                         $73,533
                                                       ==============

Interest paid on all outstanding debt amounted to $7,083,000 in 1996, $6,753,000 in 1995 and $1,457,000 in 1994.

RETIREMENT PLANS

The Company sponsors three defined contribution plans covering most salaried employees and certain U.S. hourly employees. Contributions are made to the plans based on a percentage of eligible amounts contributed by participating employees.

The Company also has several defined benefit plans covering all U.S. employees and certain non-U.S. employees. Plans covering salaried employees provide benefits based on years of service and employees' compensation. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company's funding policy is consistent with the funding requirements of applicable federal regulations. At August 31, 1996 and 1995 pension assets were invested in short and long-term interest bearing obligations and equity securities, including 238,000 shares of the Company's common stock.

Retirement plan costs for the above plans include the following components:


                                                                1996                1995                 1994
                                                  ------------------       -------------      ---------------
Defined benefit plans:                                                     (In thousands)
  Service cost - benefits earned during
       the period                                             $2,292              $2,134               $1,128
  Interest cost on projected benefit
       obligation                                              3,692               3,460                2,875
  Actual return on assets                                    (6,560)             (5,242)              (1,167)
  Net amortization and deferral                                3,198               2,167              (1,865)
                                                  ------------------       -------------      ---------------
  Total                                                        2,622               2,519                  971
Defined contribution plans                                     1,180                 477                  327
                                                  ------------------       -------------      ---------------
                                                              $3,802              $2,996              $ 1,298
                                                  ==================       =============      ===============

The increase in 1995 costs over the previous year is due primarily to the inclusion in 1995 of a full year's expense for Pfaudler, Chemineer and Edlon compared with two months in 1994.

The funded status of U.S. defined benefit plans at August 31, 1996 and 1995 was as follows:

                                                                        Assets Exceed                Accumulated
                                                                          Accumulated                   Benefits
                                                                             Benefits              Exceed Assets
                                                                                 1996                       1996
                                                             ------------------------       --------------------
Actuarial present value of:                                                      (In thousands)
    Vested benefit obligation                                                 $15,157                    $34,320
    Accumulated benefit obligation                                             15,787                     37,433
    Projected benefit obligation                                               19,383                     37,433
Plan assets at fair market value                                               18,299                     29,882
                                                             ------------------------       --------------------
Plan assets less than projected
    benefit obligation                                                         (1,084)                    (7,551)
Unrecognized net loss (gain)                                                      700                       (348)
Unrecognized prior service cost                                                 1,064                      3,514
Unrecognized net (asset) obligation year end                                     (370)                       333
Adjustment to recognize minimum liability                                           0                     (3,845)
                                                             ------------------------       --------------------
Net pension asset (liability) recognized in the
    Consolidated Balance Sheet                                                   $310                    ($7,897)
                                                             ========================       ====================

                                                                        Assets Exceed                Accumulated
                                                                          Accumulated                   Benefits
                                                                             Benefits              Exceed Assets
                                                                                 1995                       1995
                                                             ------------------------       --------------------
Actuarial present value of:                                                      (In thousands)
    Vested benefit obligation                                                 $15,207                    $31,109
    Accumulated benefit obligation                                             15,849                     33,824
    Projected benefit obligation                                               19,177                     33,830
Plan assets at fair market value                                               16,456                     25,589
                                                             ------------------------       --------------------
Plan assets less than projected
    benefit obligation                                                         (2,721)                    (8,241)
Unrecognized net loss                                                           2,273                         65
Unrecognized prior service cost                                                 1,169                      2,826
Unrecognized net (asset) obligation year end                                     (432)                       416
Adjustment to recognize minimum liability                                           0                     (4,016)
                                                             ------------------------       --------------------
Net pension asset (liability) recognized in the
    Consolidated Balance Sheet                                              $     289                    ($8,950)
                                                             ========================       ====================


The projected benefit obligation was determined using a discount rate of 7% and weighted average pay increases of 6 3/4% in 1996 and 1995. The assumed long-term rate of return on plan assets is 9 1/2% in 1996 and 1995 and 10% in 1994.

The following tables describe the amount recognized in the consolidated financial statements relating to Pfaudler's unfunded German pension plan as of the actuarial valuation dates at August 31, 1996 and August 31, 1995.

Net pension cost for this plan includes the following components:

                                                                       1996               1995
                                                              -------------       -------------
                                                                       (In thousands)
Service cost                                                           $558                $550
Interest cost                                                         2,269               2,231
                                                              -------------       -------------
Net pension cost                                                     $2,827              $2,781
                                                              =============       =============


The status of this plan at the actuarial valuation dates of August 31, 1996 and 1995 was as follows:

                                                                       1996                1995
                                                          -----------------       -------------
                                                                        (In thousands)
Actuarial present value of:
    Vested benefit obligation                                       $28,610             $28,231
    Accumulated benefit obligation                                   29,021              28,636
    Projected benefit obligation                                     32,062              31,746
Plan assets at fair market value*                                         0                   0
                                                          -----------------      --------------
 Plan assets less than projected benefit
   obligation                                                       (32,062)            (31,746)
Unrecognized net actuarial gain                                      (1,496)              ( 966)
                                                          -----------------      --------------
Pension liability recognized in the
   Consolidated Balance Sheet                                      ($33,558)           ($32,712)
                                                          =================      ==============



*Funding of pension obligations is not permitted in Germany

The projected benefit obligation for this plan was determined using a discount rate of 7 1/4% and weighted average pay increases of 4%. Pension payments are paid from funds generated by operations and were $1,698,000 in 1996 and $1,602,000 in 1995.

The Company also sponsors several other non-U.S. defined benefit plans primarily in the U.K., which are immaterial in the aggregate.

OTHER POSTRETIREMENT BENEFITS

In addition to pension benefits, the Company provides health care and life insurance benefits for certain of its retired U.S. employees. The Company's policy is to fund the cost of these benefits as claims are paid. The Company's accumulated postretirement benefit obligation includes the following components at August 31:

                                                                                1996                 1995
                                                                       -------------       --------------
                                                                               (In thousands)
Retirees                                                                     $14,173              $13,988
Active employees                                                               3,918                3,680
Unrecognized net loss                                                            200                    0
Unrecognized prior service cost                                              (1,286)                    0
                                                                       -------------       --------------
                                                                             $17,005              $17,668
                                                                       =============       ==============

Net periodic postretirement benefit cost includes the following components:

                                                              1996              1995                1994
                                                     -------------       -----------      --------------
                                                                       (In thousands)
Interest cost                                               $1,228            $1,237              $1,100
Service cost                                                   138                93                  87
Net amortization                                               463                10                   0
                                                     -------------       -----------      --------------
                                                            $1,829            $1,340              $1,187
                                                     =============       ===========      ==============

The rate of increase in per capita health care costs is assumed to be 7% in 1997, decreasing to 6% in 1998 and thereafter. The rate of increase in health care costs has a significant effect on the amounts reported. Each one percentage point change in the rate of increase would change the accumulated postretirement benefit obligation at August 31, 1996, by approximately $470,000 and increase net periodic postretirement benefit cost by approximately $35,000.

The discount rate used in determining the accumulated postretirement benefit obligation was 7% in 1996 and 1995.

OTHER LONG-TERM LIABILITIES
The following items are included in other long-term liabilities at August 31:

                                                            1996                 1995
                                                    ------------       --------------
                                                             (In thousands)
German pension liability                                  32,328              $31,478
Other postretirement benefits                             15,005               15,276
U.S. pension liability                                     5,988                7,347
Casualty insurance reserves                                4,358                5,612
All other items                                            2,599                1,222
                                                    ------------       --------------
                                                         $60,278              $60,935
                                                    ============       ==============

INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax position are as follows:


                                                                          1996               1995
                                                              ----------------      -------------
                                                                           (In thousands)

Deferred tax benefits:
       Postretirement benefit obligations                               $6,802             $6,863
       Capital loss carryforward                                         1,231              1,231
       Non-U.S. tax loss carryforward and
          restructuring charges                                          3,810              2,822
       Warranty reserve                                                  1,916              1,216
       Pension benefits                                                  1,282              1,627
       Other items - net                                                 3,925              3,532
                                                              ----------------       ------------
                                                                        18,966             17,291
       Less valuation allowance                                          4,031              2,853
                                                              ----------------       ------------
                                                                        14,935             14,438
Deferred tax liabilities:
       Tax depreciation in excess of book depreciation                   3,519              2,725
       Goodwill and purchased asset basis differences                    3,146              2,480
       Other items - net                                                   989                172
                                                              ----------------       ------------
                                                                         7,654              5,377
                                                              ----------------       ------------

       Net deferred tax benefit                                         $7,281             $9,061
                                                              ================      =============

Included in the 1996 valuation allowance for deferred tax benefits is $2,900,000 relating to non- U.S. tax loss carryforwards ($1,622,000 in 1995).

The provision for U.S., non-U.S. and U.S. state income taxes charged to operations is as follows:


                                                                  1996               1995               1994
                                                        --------------       ------------       ------------
Current:                                                                     (In thousands)
       U.S. federal                                             $8,222             $5,021             $4,100
       Non-U.S.                                                  2,092              2,007                337
       U.S. state                                                1,362                980                598
                                                        --------------       ------------       ------------
                                                                11,676              8,008              5,035
Deferred:
       U.S. federal                                              (644)                366               (40)
       Non-U.S.                                                  1,101            (1,218)              (700)
       U.S. state                                                 (92)                 52                (5)
                                                        --------------       ------------       ------------
                                                                   365              (800)              (745)
                                                        --------------       ------------       ------------
                                                               $12,041             $7,208             $4,290
                                                        ==============       ============       ============

A summary of the differences between the effective income tax rate attributable to operations and the statutory rate is as follows:

                                                                   1996                1995                 1994
                                                     ------------------       -------------      ---------------
U.S. statutory rate                                               35.0%               35.0%                35.0%
U.S. state income taxes, net of
       U.S. federal tax benefit                                    3.5                 3.5                  3.7
Other items - net                                                 (1.5)                (.6)                 1.6
                                                     ------------------       -------------      ---------------
                                                                  37.0%               37.9%                40.3%
                                                     ==================       =============      ===============


Income taxes paid in 1996, 1995 and 1994 were $9,743,000, $3,007,000 and
$3,299,000, respectively. The Company also has a Belgian tax loss carryforward of approximately $3,300,000, a Canadian tax loss carryforward of approximately $3,000,000 and a German tax loss carryforward of approximately $3,450,000 for corporation tax purposes and $7,560,000 for trade tax purposes. For financial reporting purposes, a valuation allowance was deducted for a portion of the deferred tax benefit related to the German and Canadian tax loss carryforwards. The Canadian carryforward, if unused, will expire in future years beginning in 1998. The Belgium and German carryforwards have no expiration period.

At August 31, 1996, the Company has a capital loss carryforward of $3,077,000 for income tax purposes that expires in the years ending August 31, 1997 through August 31, 1999. The carryforward was primarily generated from the disposal of the Motion Control Group in 1991. For financial reporting purposes, a valuation allowance was deducted for the full amount of the deferred tax benefit related to this carryforward.

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

At August 31, 1996 and 1995, 1,829,434 and 882,500 shares, respectively, were reserved for future grants.

                                                                            1996                 1995
                                                                   -------------      ---------------
Options granted                                                           93,000              153,500
Options expired                                                            7,334               86,600
Options exercised: option price $1.94-$13.50                             113,066               92,200
Options outstanding:  option price $2.57-$22.38                          779,700              807,100
Options which became exercisable:
    option price $7.75-$13.50                                            144,432              103,160
Options exercisable: option price $2.57- $13.50                          532,566              501,200

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

At August 31, 1996, 146,000 units had been awarded under the program. The Company has computed the total value of shares earned under the program and is recognizing the cost ratably over a five year period. The amounts charged to expense for this program were $1,000,000 and $562,000 for the years ended August 31, 1996 and 1995, respectively.

During 1996, the 4,000,000 SAR's issued in connection with the acquisition of Pfaudler, Chemineer and Edlon were retired for $18,888,000 in cash and 37,000 shares of common stock valued at $1,700,000.

At the June 26, 1996 Board of Directors' meeting, the Board approved a 2-for-1 stock split for shareholders of record on July 12, 1996, effected in the form of a share distribution on July 31, 1996. All share and per share information has been adjusted to reflect the effect of this stock split for all periods presented.

LEASES

Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 1996:


                                                    (In thousands)
1997                                                        $1,732
1998                                                         1,335
1999                                                         1,230
2000                                                           807
2001                                                           627
2001                                                           201
                                             ---------------------
Thereafter                                                  $5,932
                                             =====================


Rental expense for all operating leases in 1996 was approximately $2,380,000 ($2,352,000 in 1995 and $904,000 in 1994).

OTHER DEDUCTIONS

The following items are included in "Other items-net":

                                                         1996               1995            1994
                                             ----------------     --------------   -------------
                                                               (In thousands)
Income from equity investments                       ($1,488)             ($944)           ($80)
Royalty income                                          (573)              (712)            (46)
Write-off of investment in
  Hazleton Environmental                                    0              1,612               0
Provision for business restructure                          0                  0           2,551
All other items                                         1,364                794           1,721
                                             ----------------     --------------   -------------
                                                       ($697)               $750          $4,146
                                             ================     ==============   =============


ACCOUNTING FOR STOCK BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." The Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. Companies may elect to account for such plans under the fair value method or continue the previous accounting and disclose pro-forma net income and income per share as if the fair value method was applied. The statement is to be applied on a prospective basis beginning in the Company's fiscal year 1997.

The Company has not as yet determined the potential financial statement impact of the Standard, nor has it decided how it will initially adopt the Standard.

INFORMATION BY GEOGRAPHIC AREA

                                                            Years Ended August 31,
                                                        1996                1995                1994
                                           -----------------      --------------     ---------------
Net Sales                                                       (In thousands)
  U.S. domestic                                     $206,439            $165,135             $73,380
  U.S. export                                         34,726              31,218              18,926
                                           -----------------      --------------     ---------------
  Total U.S.                                         241,165             196,353              92,306
  Europe                                              92,558              80,844              16,824
  Other non-U.S.                                      17,241              25,755 (3)          12,517
                                           -----------------      --------------     ---------------
                                                    $350,964            $302,952            $121,647
                                           =================      ==============     ===============
Operating Income
  U.S.                                               $41,383             $29,519             $17,718
  Europe                                               7,274               4,818                 877
  Other non-U.S.                                       3,784               3,377             (1,696)(2)
                                           -----------------      --------------     ---------------
                                                      52,441              37,714              16,899
  Amortization of intangible assets                  (3,504)             (2,707)               (121)
  Corporate expenses                                 (9,482)             (8,687) (1)         (4,676)
                                           -----------------      --------------     ---------------
                                                     $39,455             $26,320             $12,102
                                           =================      ==============     ===============
Income Before Income Taxes
  U.S.                                               $21,321             $10,838             $11,464
  Europe                                               7,274               4,818                 877
  Other non-U.S.                                       3,784               3,377             (1,696)
                                           -----------------      --------------     ---------------
   Total                                             $32,379             $19,033             $10,645
                                           =================      ==============     ===============
Assets
  U.S.                                              $233,477            $193,852            $185,706
  Europe                                              54,187              56,063              50,694
  Other non-U.S.                                      12,676              20,492 (3)          21,730
                                           -----------------      --------------     ---------------
                                                    $300,340            $270,407            $258,130
                                           =================      ==============     ===============

(1) Includes $1,612,000 write-off of investment in Hazleton Environmental.
(2) Includes provision for business restructure of $1,929,000.
(3) Includes $8,044,000 in sales and $10,498,000 in assets of Prochem which were transferred to the
    U.S. for 1996 due to the  consolidation of Prochem production  into the Chemineer facility.

QUARTERLY DATA
Robbins & Myers, Inc

                                                                                   1996 Quarters
                                                          1st            2nd             3rd               4th               Total
                                                  -----------    -----------     -----------       -----------        ------------
                                                                        (In thousands except per share data)
Net sales                                             $81,212        $84,179         $89,881           $95,692           $350,964
Gross profit                                           27,103         27,766          30,068            34,093            119,030
Operating expense                                      19,136         19,545          19,499            22,092             80,272
Income before income taxes                              6,664          6,712           9,103             9,900             32,379
Income before extraordinary item                        4,098          4,329           5,735             6,176             20,338
Net income                                              4,098          4,329           5,735             5,363(1)          19,525(1)
Income per share, before extraordinary
  item:
     Primary                                            $0.37          $0.40           $0.52             $0.55              $1.84
     Fully diluted                                       0.37           0.39            0.52              0.55               1.83
     Pro-forma fully diluted for
       convertible notes                                 0.36           0.38            0.48              0.51               1.73
Net income per share:
     Primary                                            $0.37          $0.40           $0.52             $0.48(1)           $1.77(1)
     Fully diluted                                       0.37           0.39            0.52              0.48(1)            1.76(1)
     Pro-forma fully diluted for
       convertible notes                                 0.36           0.38            0.48              0.44               1.66
Weighted average common shares:
     Primary                                           10,948         10,930          11,026            11,151             11,046
     Fully diluted                                     10,972         10,956          11,092            11,151             11,107
     Pro-forma fully diluted for
       convertible notes                               13,357         13,341          13,477            13,536             13,492



QUARTERLY DATA
Robbins & Myers, Inc.

                                                                        1995 Quarters
                                                 1st            2nd             3rd               4th               Total
                                         -----------    -----------     -----------       -----------        ------------
                                                            (In thousands except per share data)
Net sales                                    $68,628        $70,873         $79,973           $83,478            $302,952
Gross profit                                  23,042         24,145          26,180            27,937             101,304
Operating expense                             16,987         17,351          19,037            20,859              74,234
Income before income taxes                     4,332          5,044           4,317(2)          5,340              19,033(2)
Income before extraordinary item               2,915          3,087           2,256(2)          3,567              11,825(2)
Net income                                     2,915          3,087           3,588(2)(3)       3,567              13,157(2)(3)
Income per share, before extraordinary
  item:
     Primary                                   $0.28          $0.29           $0.21(2)          $0.33               $1.09(2)
     Fully diluted                              0.28           0.29            0.21(2)           0.33                1.09(2)
Net income per share:
     Primary                                   $0.28          $0.29           $0.34(2)(3)       $0.33               $1.22(2)(3)
     Fully diluted                              0.28           0.29            0.34(2)(3)        0.33                1.21(2)(3)
Weighted average common shares:
     Primary                                  10,548         10,572          10,710            10,876              10,786
     Fully diluted                            10,552         10,612          10,732            10,906              10,874

     (1) Fourth quarter includes an after-tax loss of $ 813,000 ($.07 per share) for early extinguishment of debt.
     (2) Third quarter includes a pre-tax write-off of $1,612,000 for investment in Hazleton Environmental.
     (3) Third quarter includes an after tax gain of $1,332,000 ($.13 per share) for early extinguishment of debt.


ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------      ------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------

         None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------     --------------------------------------------------

         The information required by this Item 10 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on December 11, 1996, except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

         The information required by this Item 11 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders on December 11, 1996 and is incorporated herein by this reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------     ---------------------------------------------------
MANAGEMENT
----------

         The information required by this Item 12 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on December 11, 1996.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

         The information required by this Item 13 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on December 11, 1996.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
--------     -------------------------------------------------------
FORM 8-K
--------

         (a)      (1)      FINANCIAL STATEMENTS

         The following consolidated financial statements of Robbins & Myers, Inc. and its subsidiaries are at Item 8 hereof.

         Consolidated Balance Sheet - August 31, 1996 and 1995.

         Consolidated Income Statement -
                  Years ended August 31, 1996, 1995, and 1994.

         Consolidated Statement of Shareholders' Equity -
                  Years ended August 31, 1996, 1995, and 1994.

         Statementof Consolidated Cash Flows -
                  Years ended August 31, 1996, 1995, and 1994

         Notes to Consolidated Financial Statements.

         (a)    (2)    FINANCIAL STATEMENT SCHEDULE

Schedule II   -   Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

         Separate financial statements of the Company have been omitted since it is primarily an operating Company and long-term debt held by subsidiaries of the Company is less than five percent of consolidated total assets.

         (a)     (3)    EXHIBITS.  See INDEX to EXHIBITS.

         (b) REPORTS ON FORM 8-K. During the quarter ended August 31, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Robbins & Myers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27nd day of November, 1996.

                                       ROBBINS & MYERS, INC.

                                       BY /s/ Daniel W. Duval
                                          ----------------------------------
                                             Daniel W. Duval
                                             President and Chief
                                             Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Robbins & Myers, Inc. and in the capacities and on the date indicated:

            NAME                         TITLE                DATE
------------------------------------------------------------------------------

/S/  Daniel W. Duval            Director, President and     November 27, 1996
--------------------            Chief-Executive Officer
Daniel W. Duval


/S/  George M. Walker           Vice President - CFO        November 27, 1996
---------------------           (Principal-Financial
George M. Walker                 Officer)


/S/ Kevin J. Brown              Corporate Controller        November 27, 1996
---------------------           (Principal-Accounting
Kevin J. Brown                  Officer)


*Maynard H. Murch,IV            Chairman Of Board           November 27, 1996
*Robert J. Kegerreis            Director                    November 27, 1996
*Thomas P. Loftis               Director                    November 27, 1996
*William D. Manning, Jr.        Director                    November 27, 1996
*Jerome F. Tatar                Director                    November 27, 1996
*John N. Taylor, Jr.            Director                    November 27, 1996

         *The undersigned, by signing his name hereto, executes this Report on Form 10-K for the year ended August 31, 1996 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.

                                 /S/ Daniel W. Duval
                                 ----------------------------
                                 Daniel W. Duval
                                 Their Attorney-in-fact

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Robbins & Myers, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Robbins & Myers, Inc. and Subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Robbins & Myers, Inc. and Subsidiaries at August 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, presents fairly, in all material respects, the information set forth therein.

Dayton, Ohio
October 1, 1996                                          /s/ Ernst & Young LLP


                                                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          COL. A                         COL. B               COL. C                     COL. D            COL. E


                                                                          ADDITIONS

                                                                             (1)              (2)
                DESCRIPTION                  Balance at Beginning  Charged to Costs  Charged to Other   Deductions - Balance at End
                                                   of Period       and Expenses      Accounts-Describe  Describe       of Period

Year Ended August 31, 1996:
  Allowances and reserves deducted from assets:
      Uncollectable accounts receivable                $1,260                $275                  0         $340 (1)        $1,195
      Inventory obsolescence                            5,639               1,282                  0        1,244 (2)         5,677
      Restructuring reserve for property, plant &
        equipment held for sale                         1,307                   0                  0        1,307 (6)             0
  Other reserves:
      Warranty claims                                   3,040               3,166                  0        2,564 (3)         3,642
      Restructuring liabilities                         3,712                   0                  0        2,088 (5), (6)    1,624
      Casualty insurance reserves                       5,612               2,718                           3,972 (7)         4,358

Year Ended August 31, 1995
  Allowances and reserves deducted from assets:
    Uncollectable accounts receivable                    $952                $535                  0         $227 (1)        $1,260
    Inventory obsolescence                              3,948               1,259                982 (4)      550 (2)         5,639
    Restructuring reserve for property, plant &
      equipment held for sale                           1,250                   0                 57 (5)        0             1,307
  Other reserves:
    Warranty claims                                     2,139               2,522                461 (5)    2,082 (3)         3,040
    Restructuring liabilities                           5,541                   0                300 (4)    2,129 (5), (6)    3,712
    Casualty insurance reserves                         3,900               2,767              1,803 (4)    2,858 (7)         5,612

Year Ended August 31, 1994
  Allowances and reserves deducted from assets:
    Uncollectable accounts receivable                    $425                $230               $464 (4)     $167 (1)          $952
    Inventory obsolescence                                775                 574              2,956 (4)      357 (2)         3,948
    Restructuring reserve for property, plant &
      equipment held for sale                               0               1,000                250 (4)        0             1,250
  Other reserves:
    Warranty claims                                       267               1,088              1,357 (4)      573 (3)         2,139
    Restructuring liabilities                             950               1,551              4,925 (4)    1,885 (6)         5,541
    Casualty insurance reserves                           915               1,609              2,586 (4)    1,210 (4)         3,900


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

                                       44

INDEX TO EXHIBITS

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


(4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
              HOLDERS, INCLUDING INDENTURES:

      4.1  Indenture relating to $65,000,000 Convertible
                Subordinated Notes due 2003, with
                Star Bank, N.A., as Trustee, dated September 1, 1996,
                was filed as Exhibit 4.3 to the Company's Registration
                Statement on Form S-3 (No. 333-10619)...                     *

      4.2  $150,000,000 Credit Agreement dated November 26, 1996 among Robbins & Myers, Inc., Bank One, Dayton, NA
                as Administrative Agent, NationsBank, N.A.
                As Documentation and Syndication Agent, and
                the Lenders named therein                                    +

      4.3  Pledge and Security Agreement between Robbins & Myers, Inc.
                and Bank One, Dayton, N.A., as Administrative Agent,
                dated November 26, 1996...                                   +

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

    10.3.1 Fifth Amendment and Sixth Amendment dated September 24, 1994,
                Seventh Amendment dated December 23, 1994, Eighth Amendment effective September 30, 1994, and Ninth Amendment dated
                June 12, 1996 to the Robbins & Myers, Inc. Pension Plan...   +

      10.4   Salary Continuation Agreement between
                      Robbins & Myers, Inc. and Daniel W. Duval
                      dated May 8, 1987 was filed as Exhibit 10.5 to
                      the Company's Annual Report on Form 10-K for
                      the year ended August 31, 1993...                      *

      10.5   Robbins & Myers, Inc. Employee Savings
                 Plan...                                                     +

      10.6   Robbins & Myers, Inc. 1984 Stock Option
                 Plan was filed as Exhibit 10.8 to the Company's Report
                 on Form 10-K for the year ended August 31, 1992...          *

      10.7   Robbins & Myers, Inc. Supplemental Pension
                 Program adopted May 29, 1987 was filed as
                 Exhibit 10.9 to the Company's Report on
                 Form 10-K for the year ended August 31, 1993...             *


      10.8   Form of Indemnification Agreement between Robbins &
                 Myers, Inc., and each director of the Company was
                 filed as Exhibit 10.11 to the Company's Report on
                 Form 10-K for the year ended August 31, 1993...             *

      10.9   Robbins & Myers, Inc. 1994 Directors Stock
                 Compensation Plan was filed as Exhibit 10.13
                 to the Company's Report on Form 10-K for the
                 year ended August 31, 1994...                               *

      10.10  Robbins & Myers, Inc. 1994 Long-Term Incentive
                 Stock Plan as amended.                                      +

      10.11  Robbins & Myers, Inc. 1995 Stock Option Plan for
                 Non-Employee Directors was filed as Exhibit 4.1
                 to the Company's Registration Statement on
                 Form S-8 (No. 333-00293)...                                 *

      10.12  Robbins & Myers, Inc. Senior Executive Annual Cash
                 Bonus Plan                                                  +

(11)   STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS:

       11.1  Computation of Per Share Earnings...                            +

(21)   SUBSIDIARIES OF THE REGISTRANT:

             Robbins & Myers, Inc. has the following subsidiaries all of which (i) do business under the name under which they are organized and (ii) are included in the consolidated financial statements of the Company. The names of such subsidiaries are set forth below.

                                           Jurisdiction in         Percentage of
Name of Subsidiary                         which Incorporated      Ownership
--------------------------------------------------------------------------------

Chemineer, Asia, Ptd. Ltd.                 Singapore                    51

Chemineer, Inc.                            Delaware                    100

Chemineer Limited                          England                     100

Edlon, Inc.                                Delaware                    100

Glasteel Parts and Services, Inc.          Delaware                    100

Pfaudler Equipamentos
     Industrias Ltda.                      Brazil                      100

Pfaudler, Inc.                             Delaware                    100

Pfaudler S.A. de C.V.                      Mexico                      100

Pfaudler-Werke GMBH                        Germany                     100

Robbins & Myers Canada, Ltd.               Dominion of Canada          100

Robbins & Myers International
       Sales Company, Inc.                 Ohio                        100

Robbins & Myers, Limited                   England                     100

Robbins & Myers NRO Ltd.                   Dominion of Canada          100

Robbins & Myers U.K. Limited               England                     100

Suzhou Pfaudler Co., Ltd.                  China                        60

(23) CONSENTS OF EXPERTS AND COUNSEL

        23.1   Consent of Ernst & Young LLP                              +

(24) POWER OF ATTORNEY

        24.1   Powers of Attorney of any person who
                       signed this Report on Form 10-K on
                       behalf of another pursuant to a
                       Power of attorney...                                 +

(27)   27.1    Financial Data Schedule(submitted for SEC's
                       information)                                         +

"+"    Indicates Exhibit is being filed with this Report.

"*" Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission.