Form 10-Q
period 1996-11-30
ROBBINS & MYERS INC
filed 1997-01-13
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-    ACT OF 1934


For the Quarterly Period Ended NOVEMBER 30, 1996  Commission File Number 0-288
                               -----------------

                              ROBBINS & MYERS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             OHIO                                       31-0424220
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


1400 KETTERING TOWER, DAYTON, OHIO                            45423
-------------------------------------------------------------------------------
(Address of Principal executive offices)                    (Zip Code)


Registrant's telephone number including area code        (937) 222-2610
                                                  -----------------------------

                                     NONE
-------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.     YES  X     NO
                                            -         -

COMMON SHARES, WITHOUT PAR VALUE, OUTSTANDING AS OF NOVEMBER 30, 1996:
10,735,779
----------

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
($ in thousands)                                                         November 30,          August 31,
                                                                             1996                 1996
                                                                         ------------          ----------
                                                                         (unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                             $   7,317           $   7,121
     Accounts receivable, net                                                 59,403              51,158
     Inventories:
         Finished products                                                    12,417              12,424
         Work in process                                                      19,452              18,249
         Raw materials                                                        14,810              17,744
                                                                           ---------           ---------
                                                                              46,679              48,417
     Deferred taxes                                                            5,380               5,180
     Other current assets                                                      2,112               2,184
                                                                           ---------           ---------
          Total Current Assets                                               120,891             114,060
Goodwill                                                                      94,475              95,101
Other Intangible Assets                                                       15,401              13,068
Deferred Taxes                                                                 1,790               2,101
Other Assets                                                                   3,799               3,896
Property, Plant and Equipment                                                118,062             112,661
     Less accumulated depreciation                                            43,319              40,547
                                                                           ---------           ---------
                                                                              74,743              72,114
                                                                           ---------           ---------
                                                                           $ 311,099           $ 300,340
                                                                           =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                      $  22,827           $  25,478
     Accrued expenses                                                         44,190              49,614
     Current portion long-term debt                                            1,348               1,348
                                                                           ---------           ---------
          Total Current Liabilities                                           68,365              76,440
Long-Term Debt                                                                83,961              72,185
Other Long-Term Liabilities                                                   59,564              60,278
Shareholders' Equity:
     Common stock without par value:
         Authorized shares--25,000,000
         Issued shares--10,997,817 (10,868,002 at August 31,1996)             27,120              26,617
         Treasury shares--262,038 (270,610 at August 31,1996)                 (2,421)             (2,481)
     Retained earnings                                                        73,040              66,996
     Equity adjustment for foreign currency translation                        1,820                 655
     Equity adjustment to recognize minimum pension liability                   (350)               (350)
                                                                           ---------           ---------
                                                                              99,209              91,437
                                                                           ---------           ---------
                                                                           $ 311,099           $ 300,340
                                                                           =========           =========

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME  STATEMENT
(in thousands except per share data)
(Unaudited)                                              Three Months Ended
                                                 -------------------------------
                                                 November 30,       November 30,
                                                         1996               1995
                                                 ------------       ------------
Net sales                                            $ 93,822           $ 81,212
Cost of sales                                          61,674             54,109
                                                     --------           --------
Gross profit                                           32,148             27,103
Operating expenses                                     21,243             19,136
Other (income) expense                                   (352)              (367)
                                                     --------           --------
Operating income                                       11,257              8,334
Interest expense                                        1,530              1,670
                                                     --------           --------
Income before income taxes                              9,727              6,664
Income taxes                                            3,210              2,566
                                                     --------           --------
Net income                                           $  6,517           $  4,098
                                                     ========           ========
Income per share:
     Primary                                         $   0.58           $   0.37
                                                     ========           ========
     Assuming full dilution                          $   0.53           $   0.36
                                                     ========           ========
Weighted average common shares outstanding:
     Primary                                           11,236             10,948
                                                     ========           ========
     Assuming full dilution                            13,151             10,972
                                                     ========           ========
Dividends per share:
     Declared                                        $0.04375           $ 0.0375
                                                     ========           ========
     Paid                                            $0.04375           $ 0.0375
                                                     ========           ========


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)                                                                                Three Months Ended
(Unaudited)                                                                            ------------------------------
                                                                                       November 30,      November 30,
                                                                                              1996               1995
                                                                                       ------------      ------------
Operating Activities:
    Net income                                                                             $  6,517           $  4,098
    Equity adjustment for foreign currency translation                                          180               (676)
    Adjustment required to reconcile net income
        to net cash and cash equivalents provided (used) by operating activities:
            Depreciation                                                                      2,787              2,464
            Amortization                                                                        967                924
            Deferred taxes                                                                      111               (557)
            Equity income on unconsolidated investments                                        (456)              (473)
            Other                                                                               325                140
            Changes in operating assets and liabilities:
               Accounts receivable, less allowances                                          (7,957)            (6,606)
               Inventories                                                                    2,012             (2,633)
               Prepaid expenses                                                                 122                672
               Other assets                                                                     218                411
               Accounts payable                                                              (2,498)               172
               Accrued expenses                                                              (5,204)            (1,072)
               Other long-term liabilities                                                     (714)             2,124
                                                                                           --------           --------
Net Cash and Cash Equivalents Used  by Operating Activities                                  (3,590)            (1,012)

Investing Activities:
    Capital expenditures, net of nominal disposals                                           (5,081)            (4,147)

Financing Activities:
    Proceeds of convertible debt issuance, net of underwriters' discount                     62,950                  0
    Proceeds from revolving line of credit                                                   32,176             30,420
    Payments of long-term debt                                                              (85,400)            (5,920)
    Proceeds from sale of common stock                                                          238                649
    Debt issuance and organization costs incurred                                              (624)                 0
    Retirement of appreciation rights and associated fees                                         0            (18,413)
    Dividends paid                                                                             (473)              (395)
                                                                                           --------           --------
Net Cash and Cash Equivalents Provided by Financing Activities                                8,867              6,341
                                                                                           --------           --------
Increase in Cash and Cash Equivalents                                                           196              1,182
Cash and Cash Equivalents at Beginning of Period                                              7,121             10,210
                                                                                           --------           --------
Cash and Cash Equivalents at End of Period                                                 $  7,317           $ 11,392
                                                                                           ========           ========

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 1996
(Unaudited)

NOTE A--PREPARATION OF FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries ("Company") contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of November 30, 1996, and August 31, 1996 and the results of their operations for the three month periods ended November 30, 1996, and November 30, 1995, and their cash flows for the three month periods ended November 30, 1996, and November 30, 1995. All intercompany transactions have been eliminated.

NOTE B--NET INCOME PER SHARE

Net income per share was calculated as disclosed in Exhibit 11. Weighted average shares were: primary--11,235,678 and fully diluted--13,150,828.

NOTE C--NOTE C LONG-TERM DEBT

On November 26, 1996, the Company entered into a new $150,000,000 senior revolving credit agreement ("Agreement"), replacing the previous senior term loan and revolving credit agreement. Facility A of the Agreement is for $100,000,000 and any amounts outstanding will be due in November 2001. Facility B of the Agreement is for $50,000,000 and any borrowings are due within one year of borrowing, but the due date may be extended with the approval of the lending institutions. Interest is variable based upon prime or formulas tied to LIBOR, at the Company's option and is payable at least quarterly. Except for the pledge of the stock of the Company's U.S. subsidiaries and the stock of certain of its non U.S. subsidiaries, indebtedness under the Agreement is unsecured. Indebtedness under the Agreement is senior to the Company's other long-term agreements. Certain restrictive covenants exist including, limitations on cash dividends and capital expenditures and requirements for interest coverage and leverage ratios.

On September 23, 1996, the Company completed the sale of $65,000,000 of 6 1/2% Convertible Subordinated Notes Due 2003 ("Notes"). The net proceeds of approximately $63,000,000 (after underwriters' discount and expenses) were used to repay term and revolving credit loans under the Company's senior debt agreements with an average effective interest rate of approximately 8.0%. The Notes are not common stock equivalents and do not impact primary net income per share. If the Notes had been issued at the beginning of 1996, the first quarter of 1996's fully diluted net income per share would have been the same as reported.

The following summarizes the Company's debt at November 30, 1996:

                                           (In thousands)
Senior debt:
     Facility A                                $15,000
Senior subordinated debt                         5,309
6 1/2% Convertible Subordinated Notes           65,000
                                               -------
Total debt                                      85,309
     Less current portion                        1,348
                                               -------
                                               $83,961
                                               =======



NOTE C--INCOME TAXES

The estimated annual effective tax rates were 33.0% and 38.5% for the first quarter of 1996 and 1995, respectively.

Part I--Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table presents the components of the Company's income statement as a percent of net sales for the first quarter of fiscal 1997 and 1996.

                                 Quarter Ended November 30,
                                    1996           1995
                                   -----          -----
Net sales                          100.0%         100.0%
Cost of sales                       65.7           66.6
                                   -----          -----
Gross profit                        34.3           33.4
Operating expenses                  22.7           23.6
Other (income) expense              (0.4)          (0.5)
                                   -----          -----
Operating income                    12.0           10.3
Interest expense                     1.6            2.1
                                   -----          -----
Income before income taxes          10.4            8.2
Income taxes                         3.5            3.2
                                   -----          -----
Net income                           6.9%           5.0%
                                   =====          =====

First quarter of fiscal 1997 and 1996

         Net sales for the first quarter of fiscal 1997 were $93.8 million compared to $81.2 million, an increase of 15.5% over the same period of the prior year. This increase in sales was primarily driven by the strong market conditions for the Company's glass-lined storage and reactor vessel products and oilfield products. These products are primarily sold to the pharmaceuticals, specialty chemicals, and oil and gas recovery markets, which are expected to remain strong at least through fiscal 1997. Backlogs remain at strong levels--$104.8 million at November 30, 1996.

         The gross margin percentage increased from 33.4% to 34.3% due to higher sales volume and the continuation of cost reduction programs implemented by the Company.

         Operating expenses decreased as a percentage of sales from 23.6% to 22.7%. This decrease is the result of the higher sales volume and the fixed nature of certain of these expenses.

         Interest expense decreased from $1.7 million in the first quarter of fiscal 1996 to $1.5 million in the first quarter of fiscal 1997. This was due to the lower interest rate, by approximately 1%, associated with the convertible subordinated notes which were issued in the first quarter of fiscal 1997.

         The effective tax rate has decreased from 38.5% in the first quarter of fiscal 1996 to 33.0 % in the first quarter of fiscal 1997. This decrease is due to a greater proportion of income before income taxes being generated outside the U.S. where the effective tax rate is below the U.S. rate.

         Net income increased to $6.5 million, $.53 per share, fully diluted, in the first quarter of fiscal 1997 from $4.1 million, $.36 per share, fully diluted, in the first quarter of fiscal 1996. The increase is a result of the higher sales volume, lower interest rates and a lower effective tax rate in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Cash uses in the first quarter of 1997 were $9.7 million and were funded by net debt borrowings. Primary requirements were working capital and capital expenditures.

         Cash uses in the first quarter of 1996 were $24.5 million and were also funded by net debt borrowings. Primary requirements in this quarter were working capital, capital expenditures and $18.4 million in cash required to retire 3.7 million stock appreciation rights.

         The Company expects operating cash flow to be adequate for the remainder of fiscal year 1997's operating needs, including scheduled debt service and shareholder dividend requirements. Major cash requirements for the remainder of 1997 are planned capital expenditures of approximately $20.0 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

         The Company's significant foreign operations have the local currency as their functional currency. The non U.S. operations primarily buy and sell within the same country which mitigates the impact of currency fluctuations on operations. To the extent that significant transactions are completed in a different currency, the Company hedges its risk to future currency fluctuations through foreign currency forward contracts with major financial institutions. Currency translation rate changes had an immaterial effect on the first quarter of fiscal 1997 and 1996.

         At November 30, 1996, the Company had approximately $120.0 million available under its current bank credit agreements which management believes is adequate to meet its needs, including any acquisitions. The Company's senior revolving credit agreement includes certain restrictive covenants, including limitations on cash dividends and capital expenditures and requirements for interest coverage and leverage ratios.

PART II--OTHER INFORMATION

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

               a)   Exhibits

                        11.1 Computation of Earnings Per Share

                        27   Financial Data Schedule

               b) Reports on Form 8-K. During the quarter ended November 30, 1996, the Company did not file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ROBBINS & MYERS, INC
                                                 --------------------

DATE: January 13, 1997             BY /s/ George M. Walker
     ----------------------------    ------------------------------------
                                                GEORGE M. WALKER
                                                VICE PRESIDENT & CFO
                                                (PRINCIPAL FINANCIAL OFFICER)

DATE: January 13, 1997             BY /s/ Kevin J. Brown
     ----------------------------    ------------------------------------
                                                KEVIN J. BROWN
                                                CORPORATE CONTROLLER
                                                (PRINCIPAL ACCOUNTING OFFICER)