Form 10-Q
period 1997-02-28
ROBBINS & MYERS INC
filed 1997-04-11
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-  ACT OF 1934


For the Quarterly Period Ended FEBRUARY, 28 1997  Commission File Number 0-288
                               ------------------                        -----



                              ROBBINS & MYERS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         OHIO                                          31-0424220
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


1400 KETTERING TOWER, DAYTON, OHIO                            45423
--------------------------------------------------------------------------------
(Address of Principal executive offices)                    (Zip Code)


Registrant's telephone number including area code          (937) 222-2610
                                                   ------------------------



                                     NONE
--------------------------------------------------------------------------------
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

Common shares, without par value, outstanding as of February 28, 1997:
10,884,457
----------
                                        1

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
($ in thousands)                                                                      February 28,        August 31,
                                                                                              1997              1996
                                                                                   ---------------    --------------
                                                                                     (unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                                              $9,901            $7,121
     Accounts receivable, net                                                               59,146            51,158
     Inventories:
         Finished products                                                                  10,418            12,424
         Work in process                                                                    17,921            18,249
         Raw materials                                                                      17,623            17,744
                                                                                   ---------------    --------------
                                                                                            45,962            48,417
     Deferred taxes                                                                          5,374             5,180
     Other current assets                                                                    3,777             2,184
                                                                                   ---------------    --------------
          Total Current Assets                                                             124,160           114,060
Goodwill                                                                                   103,432            95,101
Other Intangible Assets                                                                     19,374            13,068
Deferred Taxes                                                                               1,800             2,101
Other Assets                                                                                 4,125             3,896
Property, Plant and Equipment                                                              122,291           112,661
     Less accumulated depreciation                                                          46,219            40,547
                                                                                   ---------------    --------------
                                                                                            76,072            72,114
                                                                                   ---------------    --------------
                                                                                          $328,963          $300,340
                                                                                   ===============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                                      $21,178           $25,478
     Accrued expenses                                                                       46,195            49,614
     Current portion long-term debt                                                          1,348             1,348
                                                                                   ---------------    --------------
          Total Current Liabilities                                                         68,721            76,440
Long-Term Debt                                                                              91,409            72,185
Other Long-Term Liabilities                                                                 57,915            60,278
Shareholders' Equity:
     Common stock without par value:
         Authorized shares--25,000,000
         Issued shares--11,028,717 (10,868,002 at August 31,1996)                           28,921            26,617
         Treasury shares--144,260 (270,610 at August 31,1996)                                (153)           (2,481)
     Retained earnings                                                                      78,806            66,996
     Equity adjustment for foreign currency translation                                      3,694               655
     Equity adjustment to recognize minimum pension liability                                (350)             (350)
                                                                                   ---------------    --------------
                                                                                           110,918            91,437
                                                                                   ---------------    --------------
                                                                                          $328,963          $300,340
                                                                                   ===============    ==============

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME  STATEMENT
(in thousands except per share data)
(Unaudited)                                           Three Months Ended                    Six Months Ended
                                                 February 28,       February 29,      February 28,      February 29,
                                                         1997               1996              1997              1996
                                               --------------    ---------------    --------------    --------------
Net sales                                             $93,208            $84,179          $187,030          $165,391
Cost of sales                                          61,000             56,413           122,674           110,523
                                               --------------    ---------------    --------------    --------------
Gross profit                                           32,208             27,766            64,356            54,868
Operating expenses                                     21,912             19,545            43,155            38,681
Other (income) expense                                  (588)              (390)             (940)             (758)
                                               --------------    ---------------    --------------    --------------
Operating income                                       10,884              8,611            22,141            16,945
Interest expense                                        1,458              1,899             2,988             3,569
                                               --------------    ---------------    --------------    --------------
Income before income taxes                              9,426              6,712            19,153            13,376
Income taxes                                            3,111              2,383             6,321             4,949
                                               --------------    ---------------    --------------    --------------
Net income                                             $6,315             $4,329           $12,832            $8,427
                                               ==============    ===============    ==============    ==============

Income per share:
      Primary                                           $0.56              $0.40             $1.14             $0.77
                                               ==============    ===============    ==============    ==============

      Assuming full dilution                            $0.51              $0.39             $1.04             $0.76
                                               ==============    ===============    ==============    ==============

Weighted average common shares outstanding:
      Primary                                          11,206             10,930            11,211            10,938
                                               ==============    ===============    ==============    ==============

      Assuming full dilution                           13,655             10,956            13,484            10,964
                                               ==============    ===============    ==============    ==============

Dividends per share:
      Declared                                       $0.05000           $0.04375          $0.09375          $0.08125
                                               ==============    ===============    ==============    ==============

      Paid                                           $0.05000           $0.04375          $0.09375          $0.08125
                                               ==============    ===============    ==============    ==============



See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)                                                                              Six Months Ended
(Unaudited)
                                                                                      February 28,      February 29,
                                                                                              1997              1996
                                                                                    --------------    --------------
Operating Activities
    Net income                                                                             $12,832            $8,427
    Equity adjustment for foreign currency translation                                          59             (833)
    Adjustment required to reconcile net income
        to net cash and cash equivalents provided by operating activities:
            Depreciation                                                                     5,456             4,919
            Amortization                                                                     2,077             2,123
            Deferred taxes                                                                     107             (564)
            Equity income on unconsolidated investments                                      (839)             (977)
            Other                                                                              650               436
            Changes in operating assets and liabilities:
               Accounts receivable, less allowances                                        (7,275)           (7,913)
               Inventories                                                                   2,821           (2,970)
               Prepaid expenses and other assets                                           (1,586)             1,392
               Accounts payable                                                            (4,544)           (1,231)
               Accrued expenses                                                            (2,853)             (208)
               Other long-term liabilities                                                     937               830
                                                                                    --------------    --------------
Net Cash and Cash Equivalents Provided  by Operating Activities                              7,842             3,431

Investing Activities:
    Acquisition of Process Supply, Inc., Spectrum Products, Inc., and Greerco              (7,800)                 0
    Capital expenditures, net of nominal disposals                                         (9,016)           (6,921)
                                                                                    --------------    --------------
Net Cash and Cash Equivalents Used by Investing Activities                                (16,816)           (6,921)
                                                                                    --------------    --------------
Financing Activities:
    Proceeds of convertible debt issuance, net of underwriters' discount                    62,950                 0
    Proceeds from revolving line of credit                                                  40,124            42,669
    Payments of long-term debt                                                            (85,900)          (23,294)
    Proceeds from sale of common stock                                                       1,185               575
    Purchase of treasury shares, used for a portion of acquisition cost                    (3,660)                 0
    Debt issuance and organization costs incurred                                          (1,923)                 0
    Retirement of stock appreciation rights and associated fees                                  0          (18,574)
    Dividends paid                                                                         (1,022)             (856)
                                                                                    --------------    --------------
Net Cash and Cash Equivalents Provided by Financing Activities                              11,754               520
                                                                                    --------------    --------------
Increase(Decrease) in Cash and Cash Equivalents                                              2,780           (2,970)
Cash and Cash Equivalents at Beginning of Period                                             7,121            10,210
                                                                                    --------------    --------------
Cash and Cash Equivalents at End of Period                                                  $9,901            $7,240
                                                                                    ==============    ==============

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
February 28, 1997
(Unaudited)

NOTE A--PREPARATION OF FINANCIAL STATEMENTS
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries ("Company") contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of February 28, 1997, and August 31, 1996 and the results of their operations for the three month and six month periods ended February 28, 1997, and February 29, 1996, and their cash flows for the six month periods ended February 28, 1997, and February 29, 1996. All intercompany transactions have been eliminated.

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

On September 23, 1996, the Company completed the sale of $65,000,000 of 6 1/2% Convertible Subordinated Notes Due 2003 ("Notes"). The net proceeds of approximately $63,000,000 (after underwriters' discount and expenses) were used to repay term and revolving credit loans under the Company's senior debt agreements with an average effective interest rate of approximately 8%. The Notes are not common stock equivalents and do not impact primary net income per share. If the Notes had been issued at the beginning of 1996, the first quarter of 1996's fully diluted net income per share would have been the same as reported.

The following summarizes the Company's debt at February 28, 1997:

                                                                                                      (In thousands)
Senior debt:
     Facility A                                                                                                $24,000
Senior subordinated debt                                                                                         3,757
6 1/2% Convertible Subordinated Notes                                                                           65,000
                                                                                                     -----------------
Total debt                                                                                                      92,757
     Less current portion                                                                                        1,348
                                                                                                     -----------------
Long-term debt                                                                                                 $91,409
                                                                                                     =================

NOTE C--INCOME TAXES

The estimated annual effective tax rates are 33.0% and 37.0% for 1997 and 1996, respectively. In 1996, the estimated effective tax rate was decreased from the 38.5% rate used in the first quarter, primarily due to the decrease in statutory rates in Brazil.

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--continued
February 28, 1997
(Unaudited)

NOTE D--BUSINESS ACQUISITIONS

The Company acquired on February 3, 1997, Process Supply , Inc., a manufacturer of flouropolymer products and accessories for glass-lined equipment, and Spectrum Products, Inc., an affiliated sales company, and on January 31, 1997, the high shear industrial mixer business of Greerco Corp. These businesses were purchased for a total of $18,557,000. The purchase price consisted of common stock, valued at $6,457,000, obligations directly payable to the seller of $3,500,000, long-term debt assumed of $800,000 and cash, borrowed from the Company's existing debt agreement, of $7,800,000. The common stock was issued from treasury shares.

NOTE E--INCOME PER SHARE
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute income per share and to restate all prior periods. Under the new requirements primary income per share will be replaced with basic income per share. Basic income per share excludes the dilutive effect of stock options. Under the provisions of the new standard, basic income per share would be $0.59 and $0.41 for the three months ended February 28, 1997 and February 29, 1996, respectively. On a year to date basis, basic income per share would be $1.20 and $0.81 for 1997 and 1996, respectively.

Part I--Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table presents the components of the Company's income statement as a percent of net sales for the quarter and year to date periods of 1997 and 1996, respectively.

                                              Three months Ended                             Six months Ended
                                        February 28,          February 29,          February 28,         February 29,
                                                1997                  1996                  1997                 1996
                                     ---------------       ---------------      ----------------      ---------------
Net sales                                      100.0   %             100.0  %              100.0  %             100.0   %
Cost of sales                                   65.4                  67.0                  65.6                 66.8
                                     ---------------       ---------------      ----------------      ---------------
Gross profit                                    34.6                  33.0                  34.4                 33.2
Operating expenses                              23.5                  23.2                  23.1                 23.4
Other (income) expense                         (0.6)                 (0.5)                 (0.5)                (0.4)
                                     ---------------       ---------------      ----------------      ---------------
Operating income                                11.7                  10.3                  11.8                 10.2
Interest expense                                 1.6                   2.3                   1.6                  2.1
                                     ---------------       ---------------      ----------------      ---------------
Income before income taxes                      10.1                   8.0                  10.2                  8.1
Income taxes                                     3.3                   2.9                   3.4                  3.0
                                     ---------------       ---------------      ----------------      ---------------
Net income                                       6.8 %                 5.1 %                  6.8  %               5.1   %
                                     ===============       ===============      ================      ===============

         Net sales for the second quarter of fiscal 1997 were $93.2 million compared to $84.2 million, an increase of 10.7% over the same period of the prior year. Year to date sales of $187.0 million were 13.1% higher than the prior year. These increases were realized by all of the Company's products. Company backlog at the end of the second quarter of 1997 is $112.4 million, up from $104.8 million at the end of the first quarter and $111.6 million for the same period of the prior year. The increase in backlog from the prior quarter is a result of strong order activity as well as the acquisition of Process Supply Inc., Spectrum Products, Inc., and Greerco businesses.

         The gross profit percentage increased by 1.6 and 1.2 percentage points for the quarter and year to date, respectively. These increases are due to higher sales volume and the continuation of cost reduction programs implemented by the Company.

         Operating expenses have remained relatively consistent, ranging from 23.1% to 23.5% for the periods presented. This relationship is the result of the benefits of additional volume being offset by the start-up costs of the Moyno Oilfield Products unit's new manufacturing plant in Houston, Texas and the establishment of direct marketing efforts to the Canadian oilfield services industry.

         Interest expense decreased to $1.5 million in the second quarter of fiscal 1997 from $1.9 million in the second quarter of fiscal 1996. Year to date interest expense has also decreased to $3.0 million from $3.6 million in the same period of the prior year. These decreases are due to the lower interest rates, by approximately 1%, associated with the $65 million of convertible subordinated notes issued in September and the new senior debt agreement entered into in November of the first quarter of fiscal 1997.

         The effective tax rate has decreased to 33.0% in fiscal 1997 from 37.0% in fiscal 1996. This decrease is due to a greater proportion of income before income taxes being generated outside the U.S. where the effective tax rate is below the U.S. rate. In the second quarter of 1996 the estimated effective tax rate was decreased from 38.5% to 37.0% due to the decrease in the statutory rates in Brazil.

         Net income increased to $6.3 million, $.51 per share, fully diluted, in the second quarter of fiscal 1997 from $4.3 million, $.39 per share, fully diluted, in the second quarter of fiscal 1996. Year to date net income increased to

Part I--Management's Discussion and Analysis of Financial Condition and Results of Operations--continued

RESULTS OF OPERATIONS--CONTINUED

$12.8 million, $1.04 per share, fully diluted, from $8.4 million, $.76, fully diluted. The prior year's fully diluted income per share for the quarter and year to date periods are $.38 and $.74, respectively, on a pro-forma basis for the convertible notes. These increases are a result of the higher sales volume, lower interest rates and a lower effective tax rate in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Significant cash uses in the first six months of 1997 were $8.8 million for acquisitions, $3.7 million for the purchase of treasury stock, which was used for a portion of the cost of the acquisitions, and $9.0 million for capital expenditures. Cash uses were primarily funded by net debt borrowings of $17.2 million and cash provided by operations.

         Significant cash uses in the first six months of 1996 were $6.9 million for capital expenditures and $18.6 million for the retirement of stock appreciation rights. Cash uses were primarily funded by net debt borrowings of $19.4 million, cash provided by operations and a reduction of cash balances.

         The Company expects operating cash flow to be adequate for the remainder of fiscal year 1997's operating needs, including scheduled debt service and shareholder dividend requirements. Major cash requirements for the remainder of 1997 are planned capital expenditures of approximately $15.0 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

         The Company's significant foreign operations have the local currency as their functional currency. The non U.S. operations primarily buy and sell within the same country which mitigates the impact of currency fluctuations on operations. To the extent that significant transactions are completed in a different currency, the Company hedges its risk to future currency fluctuations through foreign currency forward contracts with major financial institutions. Currency translation rate changes had an immaterial effect on the second quarter and year to date periods of fiscal 1997 and 1996.

         At February 28, 1997, the Company had approximately $110.0 million available under its current bank credit agreements which management believes is adequate to meet its needs, including any potential acquisitions. The Company's senior revolving credit agreement includes certain restrictive covenants, including limitations on cash dividends and capital expenditures and requirements for interest coverage and leverage ratios.

PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES OR RIGHTS OF HOLDERS THEREOF

                  On February 3, 1997, 238,000 shares of the Company's common stock were issued in conjunction with the merger of Process Supply, Inc., into a subsidiary of the Company pursuant to the Agreement and Plan of Merger among Robbins & Myers, Inc., Edlon, Inc., Process Supply, Inc., and the stockholder of Process Supply, Inc. Such shares were not registered under the Securities Act of 1933, but were issued in reliance on the exemption from registration at Section 4(2) of such Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) The annual meeting of Shareholders of Robbins & Myers, Inc. (The "Company") was held on December 11, 1996.

         b) The Company's Board of Directors is divided into two classes, with one class of directors elected at each annual meeting of shareholders. At the Annual Meeting on December 11, 1996, the following persons were elected directors of the Company for a term of office expiring at the annual meeting of shareholders to be held in 1998: Daniel W. Duval, Thomas P. Loftis and Jerome F. Tatar. The other directors whose terms of office continued after the Annual Meeting are Robert J. Kegerreis, Ph.D., Maynard H. Murch IV, John N. Taylor, Jr., and William
                  D. Manning, Jr.

         c) At the Annual Meeting on December 11, 1996, four items were voted on by shareholders, namely:

                          1) The election of directors in which, as noted above, Messrs. Duval, Loftis and Tatar were elected directors of the Company, as follows:

                                               Votes For         Votes Withheld

                    Daniel W. Duval            9,534,791                 39,758
                    Thomas P. Loftis           9,536,864                 32,685
                    Jerome F. Tatar            9,536,975                 32,574


                           2) Adoption of the Senior Executive Annual Cash Bonus Plan was approved with 9,144,813 cast for approval, 194,129 against approval and 59,531 abstentions;

                           3) Amendment to the Robbins & Myers, Inc., 1994 Long-Term Incentive Stock Plan was approved with 9,286,517 cast for approval, 197,936 against approval and 54,760 abstentions;
                                    and

                           4)       Appointment of Ernst & Young LLP as
                                    independent auditors of the Company for the fiscal year ending August 31, 1997 was approved with 9,508,176 cast for approval, 32,643 against approval and 28,730 abstentions.

ITEM  6.          EXHIBITS AND REPORTS ON FORM 8-K

                  a)       See Index to Exhibits

                  b) Reports on Form 8-K. During the quarter ended February 28, 1997, the Company filed one report on Form 8-K dated February 3, 1997, to announce the acquisitions of Process Supply, Inc., Spectrum Products, Inc., and the high shear industrial mixer business of Greerco Corp.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ROBBINS & MYERS, INC.

                                               -------------------------------



DATE:     APRIL 11, 1997              BY       /S/ GEORGE M. WALKER
          ---------------------------          -------------------------------
                                               GEORGE M. WALKER
                                               VICE PRESIDENT & CFO
                                               (PRINCIPAL FINANCIAL OFFICER)

DATE:     APRIL 11, 1997              BY       /S/ KEVIN J. BROWN
          ---------------------------          -------------------------------
                                               KEVIN J. BROWN
                                               CORPORATE CONTROLLER
                                               (PRINCIPAL ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS
                                -----------------

(11)     Statement Re: Computation of Earnings Per Share:

                  11.1     Computation of Earnings Per Share......*

(27)     Financial Data Schedule..................................*

-----------

"*" Filed herewith