Form 10-Q
period 1997-05-31
ROBBINS & MYERS INC
filed 1997-07-15
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -
   ACT OF 1934


For the Quarterly Period Ended May 31,1997  Commission File Number 0-288
                               -----------                         -----

                              Robbins & Myers, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Ohio                                          31-0424220
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)



1400 Kettering Tower, Dayton, Ohio                            45423
--------------------------------------------------------------------------------
(Address of Principal executive offices)                    (Zip Code)



Registrant's telephone number including area code          (937) 222-2610
                                                 -------------------------------



                                     None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     YES  X     NO
                                            -        ---

Common shares, without par value, outstanding as of May 31, 1997: 10,928,041
                                                                  ----------

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
($ in thousands)                                                           May 31,        August 31,
                                                                              1997              1996
                                                                   ---------------    --------------
                                                                     (unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                             $12,008            $7,121
     Accounts receivable, net                                               67,712            51,158
     Inventories:
         Finished products                                                  12,768            12,424
         Work in process                                                    20,441            18,249
         Raw materials                                                      17,774            17,744
                                                                   ---------------    --------------
                                                                            50,983            48,417
     Deferred taxes                                                          5,375             5,180
     Other current assets                                                    3,778             2,184
                                                                   ---------------    --------------
          Total Current Assets                                             139,856           114,060
Goodwill                                                                   128,163            95,101
Other Intangible Assets                                                     20,259            13,068
Deferred Taxes                                                               1,806             2,101
Other Assets                                                                 4,030             3,896
Property, Plant and Equipment                                              134,458           112,661
     Less accumulated depreciation                                          48,828            40,547
                                                                   ---------------    --------------
                                                                            85,630            72,114
                                                                   ---------------    --------------
                                                                          $379,744          $300,340
                                                                   ===============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                      $25,677           $25,478
     Accrued expenses                                                       54,528            49,614
     Current portion long-term debt                                          1,642             1,348
                                                                   ---------------    --------------
          Total Current Liabilities                                         81,847            76,440
Long-Term Debt                                                             120,599            72,185
Other Long-Term Liabilities                                                 59,294            60,278
Shareholders' Equity:
     Common stock without par value:
         Authorized shares--25,000,000
         Issued shares-- 11,065,967 (10,868,002 at August 31,1996)          29,720            26,617
         Treasury shares--137,926 (270,610 at August 31,1996)                (153)           (2,481)
     Retained earnings                                                      86,146            66,996
     Equity adjustment for foreign currency translation                      2,641               655
     Equity adjustment to recognize minimum pension liability                (350)             (350)
                                                                   ---------------    --------------
                                                                           118,004            91,437
                                                                   ---------------    --------------
                                                                          $379,744          $300,340
                                                                   ===============    ==============

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME  STATEMENT
(in thousands except per share data)
(Unaudited)                                            Three Months Ended                   Nine Months Ended
                                                             May 31,                             May 31,
                                                         1997               1996              1997              1996
                                               --------------    ---------------    --------------    --------------
Net sales                                             $97,588            $89,881          $284,618          $255,272
Cost of sales                                          60,916             59,813           183,759           170,336
                                               --------------    ---------------    --------------    --------------
Gross profit                                           36,672             30,068           100,859            84,936
Operating expenses                                     22,699             19,499            65,747            58,180
Other (income) expense                                    392              (269)             (576)           (1,027)
                                               --------------    ---------------    --------------    --------------
Operating income                                       13,581             10,838            35,688            27,783
Interest expense                                        1,798              1,735             4,752             5,304
                                               --------------    ---------------    --------------    --------------
Income before income taxes                             11,783              9,103            30,936            22,479
Income taxes                                            3,888              3,368            10,209             8,317
                                               --------------    ---------------    --------------    --------------
Net income                                             $7,895             $5,735           $20,727           $14,162
                                               ==============    ===============    ==============    ==============

Income per share:
     Primary                                            $0.69              $0.52             $1.84             $1.29
                                               ==============    ===============    ==============    ==============

     Assuming full dilution                             $0.61              $0.52             $1.65             $1.28
                                               ==============    ===============    ==============    ==============

Weighted average common shares outstanding:
     Primary                                           11,428             11,026            11,293            10,976
                                               ==============    ===============    ==============    ==============

     Assuming full dilution                            13,907             11,092            13,600            11,084
                                               ==============    ===============    ==============    ==============

Dividends per share:
     Declared                                        $0.05000           $0.04375          $0.14375          $0.12500
                                               ==============    ===============    ==============    ==============

     Paid                                            $0.05000           $0.04375          $0.14375          $0.12500
                                               ==============    ===============    ==============    ==============



See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)                                                                      Nine Months Ended
(Unaudited)                                                                              May 31,
                                                                                      1997         1996
                                                                             -------------  -----------
Operating Activities
    Net income                                                                     $20,727      $14,162
    Equity adjustment for foreign currency translation                                   6        (327)
    Adjustment required to reconcile net income
        to net cash and cash equivalents provided by operating activities:
            Depreciation                                                             8,217        7,622
            Amortization                                                             3,557        3,288
            Deferred taxes                                                             100          (4)
            Equity income on unconsolidated investments                            (1,256)      (1,500)
            Other                                                                      975          869
            Changes in operating assets and liabilities:
               Accounts receivable, less allowances                               (10,005)      (2,396)
               Inventories                                                           1,497      (3,648)
               Prepaid expenses and Other Assets                                     (582)          538
               Accounts payable                                                    (2,977)      (1,268)
               Accrued expenses                                                    (1,151)        (967)
               Other long-term liabilities                                           (884)        (136)
                                                                             -------------  -----------
Net Cash and Cash Equivalents Provided  by Operating Activities                     18,224       16,233

Investing Activities:
    Acquisition of Process Supply, Inc., Spectrum Products, Inc., Greerco
         and Industrie Tycon S.p.A.                                               (34,900)            0
    Capital expenditures, net of nominal disposals                                (14,408)      (9,277)
                                                                             -------------  -----------
Net Cash and Cash Equivalents Used by Investing Activities                        (49,308)      (9,277)

Financing Activities:
    Proceeds of convertible debt issuance, net of underwriters' discount            62,950            0
    Proceeds from revolving line of credit                                          92,517       50,870
    Payments of long-term debt                                                   (114,331)     (39,812)
    Proceeds from sale of common stock                                               1,995          662
    Purchase of treasury shares, used for a portion of acquisition cost            (3,660)            0
    Debt issuance and organization costs incurred                                  (1,923)            0
    Retirement of stock appreciation rights and associated fees                          0     (18,733)
    Dividends paid                                                                 (1,577)      (1,317)
                                                                             -------------  -----------
Net Cash and Cash Equivalents Provided (Used) by Financing Activities               35,971      (8,330)
                                                                             -------------  -----------
Increase in Cash and Cash Equivalents                                                4,887      (1,374)
Cash and Cash Equivalents at Beginning of Period                                     7,121       10,210
                                                                             -------------  -----------
Cash and Cash Equivalents at End of Period                                         $12,008       $8,836
                                                                             =============  ===========

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 1997
(Unaudited)



NOTE--PREPARATION OF FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries ("Company") contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of May 31, 1997, and August 31, 1996 and the results of their operations for the three month and nine month periods ended May 31, 1997, and 1996, and their cash flows for the nine month periods ended May 31, 1997, and 1996. All intercompany transactions have been eliminated.

NOTE B--NET INCOME PER SHARE
Net income per share was calculated as disclosed in Exhibit 11.

NOTE C--NOTE C LONG-TERM DEBT
On November 26, 1996, the Company entered into a new $150,000,000 senior revolving credit agreement ("Agreement"), replacing the previous senior term loan and revolving credit agreement. Facility A of the Agreement is for $100,000,000 and any amounts outstanding will be due in November 2001. Facility B of the Agreement is for $50,000,000 and any borrowings are due within one year of borrowing, but the due date may be extended with the approval of the lending institutions. Interest is variable based upon prime or formulas tied to LIBOR, at the Company's option, and is payable at least quarterly. Except for the pledge of the stock of the Company's U.S. subsidiaries and the stock of certain of its non U.S. subsidiaries, indebtedness under the Agreement is unsecured. Indebtedness under the Agreement is senior to the Company's other long-term agreements. Certain restrictive covenants exist including, limitations on cash dividends and capital expenditures and requirements for interest coverage and leverage ratios.

On September 23, 1996, the Company completed the sale of $65,000,000 of 6 1/2% Convertible Subordinated Notes Due 2003 ("Notes"). The net proceeds of approximately $63,000,000 (after underwriters' discount and expenses) were used to repay term and revolving credit loans under the Company's senior debt agreements with an average effective interest rate of approximately 8%. The Notes are not common stock equivalents and do not impact primary net income per share. If the Notes had been issued at the beginning of 1996, fully diluted net income per share for the three and nine month periods ended May 31, 1996 would have been $.48 and $1.22, respectively.

The following summarizes the Company's debt at May 31, 1997:

                                                         (In thousands)

Senior debt:
     Facility A                                                   $49,150
Senior subordinated debt                                            7,030
6 1/2% Convertible Subordinated Notes                              65,000
Other                                                               1,061
                                                        -----------------
Total debt                                                        122,241
     Less current portion                                           1,642
                                                        -----------------
Long-term debt                                                   $120,599
                                                        =================

On March 1, 1997 the Company incurred subordinated debt and recorded additional goodwill of $2,952,000 to record contingent purchase price provisions related to the Pharoah acquisition.

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--continued
May 31, 1997
(Unaudited)


NOTE D--INCOME TAXES
The estimated annual effective tax rates are 33.0% and 37.0% for 1997 and 1996, respectively. The lower rate in 1997 reflects a greater proportion of income before income taxes being generated in certain countries outside the U.S. where the effective tax rate is below the U.S. rate.

NOTE E--BUSINESS ACQUISITIONS
The Company acquired on February 3, 1997, Process Supply , Inc., a manufacturer of flouropolymer products and accessories for glass-lined equipment, and Spectrum Products, Inc., an affiliated sales company, and on January 31, 1997, the high shear industrial mixer business of Greerco Corp. These businesses were purchased for a total of $18,557,000. The purchase price consisted of common stock, valued at $6,457,000, obligations directly payable to the seller of $3,500,000, long-term debt assumed of $800,000 and cash borrowed from the Company's existing senior debt agreement of $7,800,000. The common stock was issued from existing treasury shares.

The Company acquired on May 2, 1997, Industrie Tycon, S.p.A., ("Tycon") a manufacturer of glass-lined storage and reactor vessels and related parts and accessories. Tycon was purchased for $27,100,000 in cash which was borrowed from the Company's existing senior debt agreement and assumed of $2,600,000.

NOTE F--NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute income per share and to restate all prior periods. Under the new requirements primary income per share will be replaced with basic income per share. Basic income per share excludes the dilutive effect of stock options. Under the provisions of the new standard, basic income per share would be $.72 and $.55 for the three month periods ended May 31, 1997 and 1996, respectively. On a year to date basis, basic income per share would be $1.93 and $1.36 for 1997 and 1996, respectively. Also, under the new requirements fully diluted income per share is replaced with diluted income per share. There is no material difference between diluted income per share and the fully diluted income per share reported for the periods presented.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements will not be required to be adopted by the Company until its fiscal year 1999. The Company has not yet determined any impact of these statements on the financial statements of the Company.

Part I--Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table presents the components of the Company's income statement as a percent of net sales for the quarter and year to date periods of 1997 and 1996, respectively.


                                    Three months Ended                 Nine months Ended
                                           May 31,                          May 31,
                                     1997             1996             1997            1996
                              -----------      -----------      -----------      ----------
Net sales                           100.0 %          100.0 %          100.0  %        100.0 %
                                                           %
Cost of sales                        62.4             66.5             64.6            66.7
                              -----------      -----------      -----------     -----------
Gross profit                         37.6             33.5             35.4            33.3
Operating expenses                   23.3             21.7             23.1            22.8
Other (income) expense                0.4            (0.3)            (0.2)           (0.4)
                              -----------      -----------
Operating income                     13.9             12.1             12.5            10.9
Interest expense                      1.8              2.0              1.6             2.1
                              -----------      -----------      -----------      ----------
Income before income taxes
taxes                                12.1             10.1             10.9             8.8
Income taxes                          4.0              3.7              3.6             3.3
                              -----------      -----------      -----------      ----------
Net income                            8.1 %            6.4 %            7.3  %          5.5 %
                              ===========      ===========      ===========      ==========

         Net sales for the third quarter of fiscal 1997 were $97.6 million compared to $89.9 million, an increase of 8.6%, over the same period of the prior year. Year to date sales of $284.6 million were 11.5% higher than the prior year. These increases were realized by all of the Company's products. Company backlog at the end of the third quarter of 1997 is $113.0 million, up from $112.6 million at the end of the second quarter and down from $113.7 million for the same period of the prior year. The increase in backlog from the prior quarter is a result of the acquisition of Tycon which was slightly offset by sales exceeding orders for the preexisting businesses.

         The gross profit percentage increased by 4.1% and 2.1% for the quarter and year to date, respectively. These increases are due to higher sales volume, a shift in product mix to higher margin products for the oil industry and a continuation of cost control programs by the Company.

         Operating expenses have increased slightly for the periods presented. This relationship is the result of the benefits of additional volume being more than offset by the start-up costs of the Moyno Oilfield Products unit's new manufacturing plant in Houston, Texas and the establishment of direct marketing efforts to the Canadian oilfield services industry.

         Interest expense increased to $1.8 million in the third quarter of fiscal 1997 from $1.7 million in the third quarter of fiscal 1996. Year to date interest expense has decreased to $4.8 million from $5.3 million in the same period of the prior year. Interest expense has been favorably impacted by lower interest rates, approximately 1%, associated with the $65 million of convertible subordinated notes issued in September and the new senior debt agreement entered into in November of first quarter of fiscal 1997. For the quarter, this is offset by the higher average debt balances related to the acquisitions of PSI, Spectrum, Greerco and Tycon.

         The effective tax rate is 33.0% for fiscal 1997 compared to 37.0% for fiscal 1996. This decrease is due to a greater proportion of income before income taxes being generated in countries outside the U.S. where the effective tax rate is below the U.S. rate.

         Net income increased to $7.9 million, $.61 per share, fully diluted, in the third quarter of fiscal 1997 from $5.7 million, $.52 per share, fully diluted, in the third quarter of fiscal 1996. Year to date net income increased to

Part I--Management's Discussion and Analysis of Financial Condition and Results of Operations--continued

RESULTS OF OPERATIONS--CONTINUED

$20.7 million, $1.65 per share, fully diluted, from $14.2 million, $1.28, fully diluted. The prior year's fully diluted income per share for the quarter and year to date periods are $.48 and $1.22, respectively, on a pro-forma basis for the convertible notes. These increases are primarily a result of the higher sales volume, lower interest rates and a lower effective tax rate in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased $4.9 million in the first nine months of 1997. Significant cash uses for this period were $34.9 million for acquisitions, $3.7 million for the purchase of treasury stock to be used for a portion of the cost of the acquisitions, and $14.4 million for capital expenditures. These cash uses were primarily funded by net debt borrowings of $41.1 million and cash provided by operations.

         Significant cash uses in the first nine months of 1996 were $9.3 million for capital expenditures and $18.7 million for the retirement of stock appreciation rights. Cash uses were primarily funded by net debt borrowings of $11.1 million, cash provided by operations and a reduction of cash balances.

         The Company expects operating cash flow to be adequate for the remainder of fiscal year 1997's operating needs, including scheduled debt service and shareholder dividend requirements. Major cash requirements for the remainder of 1997 are planned capital expenditures of approximately $9.0 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

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

         At May 31, 1997, the Company had approximately $89.0 million available under its current bank credit agreements which management believes is adequate to meet its needs, including any potential acquisitions. The Company's senior revolving credit agreement includes certain restrictive covenants, including limitations on cash dividends and capital expenditures and requirements for interest coverage and leverage ratios.

ITEM  2. EXHIBITS AND REPORTS ON FORM 8-K

                  a)    See Index to Exhibits

                  b) Reports on Form 8-K. During the quarter ended May 31, 1997, the Company did not file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              ROBBINS & MYERS, INC.
                                              ----------------------------------



DATE:    JULY 15, 1997                   BY   /S/ GEORGE M. WALKER
         -----------------------------        ----------------------------------
                                              GEORGE M. WALKER
                                              VICE PRESIDENT & CFO
                                              (PRINCIPAL FINANCIAL OFFICER)



DATE:    JULY 15, 1997                   BY   /S/ KEVIN J. BROWN
         -----------------------------        ----------------------------------
                                              KEVIN J. BROWN
                                              CORPORATE CONTROLLER
                                              (PRINCIPAL ACCOUNTING OFFICER)


                                INDEX TO EXHIBITS
                                -----------------




(11)  Statement Re: Computation of Earnings Per Share:
               11.1     Computation of Earnings Per Share....................*

(27)  Financial Data Schedule................................................*


                                       11