Form 10-K
period 1997-08-31
ROBBINS & MYERS INC
filed 1997-11-24
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year                                        Commission
Ended August 31, 1997                                  File Number 0-288
---------------------                                  -----------------

                              ROBBINS & MYERS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         OHIO                                             31-0424220
---------------------------                       ---------------------------
(State of incorporation)                               (I.R.S. employer
                                                    identification number)

1400 Kettering Tower, Dayton, Ohio                            45423
----------------------------------                   -------------------


               Registrant's telephone number, including area code:

                                 (937) 222-2610
                                 --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
   Title of each class                                which registered
---------------------------                       ------------------------

         NONE                                              NONE

Securities registered pursuant to Section 12(g) of the Act:

                   (1)      Common Shares, without par value

                   (2)      6 1/2% Convertible Subordinated Notes, Due 2003

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for at least the past 90 days. Yes [x] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At the close of business on October 22, 1997

         Number of Common Shares, without
                  par value, outstanding..........................10,954,183

         Aggregate market value of Common
                  Shares, without par value, held
                  by non-affiliates of the Company..............$273,385,124


                       DOCUMENT INCORPORATED BY REFERENCE
                       ----------------------------------

         Robbins & Myers, Inc., Proxy Statement, dated November 10, 1997, for its Annual Meeting of Shareholders on December 10, 1997, definitive copies of the foregoing have been filed with the Commission. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

ITEM 1.           BUSINESS.
-------           ---------


BACKGROUND

         Robbins & Myers, Inc., an Ohio corporation (the "Company"), designs, manufactures and markets on a global basis high-performance, specialized fluids management products for selected industrial and commercial markets. The Company's four product platforms are glass-lined reactor and storage vessels (38.8% of fiscal 1997 sales), progressing cavity products (30.3%), mixing and turbine agitation equipment (22.1%), and related products, such as engineered systems, fluoropolymer products and valves (8.8%). These percentages for fiscal 1997 were substantially the same as in fiscal 1996.

         The Company has achieved a leading market share in each of its primary product platforms: the Company believes that it is first worldwide in glass-lined storage and reactor vessels, first in North America in progressing cavity products, and second worldwide in mixing and turbine agitation equipment. The Company also believes that its principal brand names - Pfaudler(R), Moyno(R) and Chemineer(R) - are well-known in the marketplace and are associated with quality products and extensive customer support, including product application engineering, state-of-the-art customer test facilities and strong aftermarket service and support.

         Since June 1994 the Company has completed nine acquisitions and established three joint venture companies as part of a strategy to leverage its fluids management expertise and its operating capabilities into a portfolio of highly-engineered, fluids management products and services. The most significant of these acquisitions occurred in June 1994 when the Company acquired its Pfaudler(R), Chemineer(R) and Edlon(R) business units. These acquisitions more than tripled the sales of the Company and provided leading worldwide positions in two core product platforms.

         The Company markets its products globally to energy, industrial and technology companies where the pumping, mixing, treatment, chemical processing, measurement and containment of gases, fluids and particulates are important elements in their production processes. The diverse industries with fluid management needs served by the Company's products are specialty chemicals, pharmaceuticals, oil and gas recovery, wastewater treatment, food and beverage, pulp and paper and waste water treatment.

         The Company seeks to balance its mix of products and services and maintain overall stability in its operating results principally through increased levels of higher margin aftermarket sales, increased international presence with manufacturing facilities in twelve countries and end market diversification. In fiscal 1997, aftermarket sales to the Company's customers, as well as customers of its competitors, accounted for approximately 34.0% of total sales and international sales accounted for approximately 47.1% of total sales.

         The Company seeks to continue to grow by (i) capitalizing on the inherent growth of its end markets, particularly high-growth markets such as oil and gas recovery, specialty chemicals, pharmaceuticals, and food additives and supplements, which collectively account for over 75% of the Company's sales;
(ii) exploiting acquisition opportunities for industry consolidation within existing markets, specifically the highly fragmented positive displacement pump and industrial mixer industries; (iii) expanding geographically, both internally and through acquisitions, into high-growth emerging markets and market sectors such as the Asia-Pacific Rim, South America and Western Canada oilfields; and (iv) establishing new product lines through acquisitions of related fluids management businesses such as valves, seals, filters and grinders.

         The Company operates in one industry segment--fluids management. Information concerning the Company's net sales, operating income and identifiable assets by geographic area and export sales for the years ended August 31, 1997, 1996 and 1995 is set forth in the "Information by Geographic Area" note to the Consolidated Financial Statements included at Item 8 and is incorporated herein by reference.

ACQUISITIONS

         The Company purchased Process Supply, Inc., Spectrum Products, Inc., and the high shear mixer business of Greerco in February 1997 and Industrie Tycon, S.p.A., the largest of the acquisitions, in May 1997. The total cost of the acquisitions was $48.3 million in cash, Company stock, notes and debt assumed. These businesses accounted for $12.6 million of sales and $3.1 million of operating income in 1997. Since June 1994 the Company has completed nine acquisitions and established three joint venture companies as it continues to expand its capabilities to serve the fluids management needs of its customers on a global basis.

         On November 20, 1997, the Company entered into a definitive agreement to purchase the stock of Flow Control Equipment Inc. (FCE), from J.M. Huber Corporation. The transaction is anticipated to close in late December, 1997. The net purchase price is approximately $104 million in cash, subject to adjustment at closing. FCE, with annual sales of approximately $60 million, supplies a broad line of products for use in artificial lift applications in the oil and gas recovery market including rod guides, wellhead equipment and valves. FCE also sells closures and valves for gas transmission and distribution applications.

MARKETS SERVED

         The Company markets its fluids management products and services to the process industries - industries in which the pumping, mixing, treatment, chemical reaction, measurement and containment of fluids and particulates are important elements in their manufacturing or production processes. The principal sectors of the process industries served by the Company are oil and gas recovery, pharmaceuticals, specialty chemicals, food and beverage, pulp and paper, and wastewater treatment.

         The companies included in these sectors of the process industries tend to be large, often with global operations. Capital expenditures for equipment in each sector are driven by a variety of factors, such as market growth rates, new product introduction, globalization and cost control. Economic cycles tend to differ among sectors, and the Company believes that general economic downturns have less of an impact on capital expenditures in the pharmaceuticals, oil and gas recovery, and food and beverage industries.

         Oil and Gas Recovery. The Company's sales to the oil and gas recovery market include (i) progressing cavity down-hole pumps used in lifting oil to the surface and dewatering of gas wells; (ii) Tri-Phaze pumps used for transferring multiphase fluids (solids, liquids and gases) from oil wells to central processing stations (iii) progressing cavity power sections used to drive the drilling element in directional drilling operations; and (iv) aftermarket products and services such as replacement power sections, relining of down-hole pump stators and replacement of rotors. The Company believes its growth prospects primarily are driven by the trend in the industry to adopt the latest oil and gas recovery technologies, including 3-D seismic analysis which, in conjunction with directional drilling methods and versatile down-hole pumps, facilitates recovery of oil and gas from difficult to reach formations. In addition, changing geopolitics have resulted in more countries opening their borders to privatization in the exploration and development of their oil and gas properties. In response to increased demand within the oil and gas recovery market and to maintain its technological advantages, the Company opened a new manufacturing facility and technology center near Houston, Texas dedicated to the production of down-hole pumps and power drilling sections. In 1997, the Company also established a direct sales and distribution system in Western Canada for down-hole pumps, Tri-Phaze pumps and related services.

         Pharmaceuticals. The Company's products perform critical functions in the production of pharmaceuticals by providing temperature, agitation and pressure-controlled environments for complex chemical reactions which require exact formulations, repeatability and high levels of purity. In addition, the Company's products are reconditioned on a regular basis because of the severe operating conditions to which the Company's products are exposed and the need to maintain a pure processing environment. The Company believes that it will benefit from the long-term trend of high levels of capital expenditure within the pharmaceuticals industry. This trend is driven by the significant industry growth rates from globalization of manufacturing facilities to service emerging markets, development of innovative drugs which often require new process facilities or retrofit of existing facilities and expiration of patents on certain drugs which will result in greater production of generic equivalents.

         Specialty Chemicals. Substantially all of the Company's products sold to the chemical industry consist of specialized equipment and aftermarket products and services for use in the batch processing of specialty chemicals rather than for use in the continuous processing of commodity chemicals. Unlike commodity chemicals, such as basic petrochemicals and inorganic commodities, specialty chemicals are downstream products, such as intermediate products directed to the pharmaceuticals industry, which are more highly processed and refined. The Company believes that, because producers of specialty chemicals are value-added, strategic suppliers to their customers, pricing pressure and volatility are less severe than in other segments of the chemical industry.

         Other Markets. The Company's industrial mixer and pump products also serve the food and beverage, pulp and paper and wastewater treatment industries. Long-term growth in these markets should approximate the growth in general economic activity, with certain segments such as food additives and supplements and international markets growing faster than the overall domestic market.

PRODUCTS

         Glass-Lined Storage and Reactor Vessels. The Company's Pfaudler and Tycon units manufacture and sell glass-lined reactor and storage vessels and related equipment for use in the pharmaceuticals and specialty chemicals industries. Reactor vessels perform critical functions in the production process by providing a temperature, agitation and pressure controlled environment for often complex chemical reactions.

         The units fabricate steel vessels and bond glass to the interior of vessels to form a fused composite, which provides a vessel in which materials can be processed or stored in an inert, nonsticking, corrosion-resistant, pressure-controlled environment. Reactor vessels range in capacities from one to 15,000 gallons, are generally custom-ordered and designed and can be equipped with various accessories, such as agitators, instrumentation and baffles. Storage vessels have capacities of up to 25,000 gallons.

         Aftermarket products and services consist of reconditioning and reglassing reactor vessels, replacement of vessel parts and accessories and field service.


PRODUCTS                                             PRIMARY MARKETS SERVED
---------------------------------------------------- ---------------------------

Glasteel(R) Reactor and Storage Vessels                Pharmaceuticals
Glasteel(R) pH Measurement Systems                     Specialty Chemicals
Cryo-Lock(R) Mixing Systems
Pfaudler(R) Mixer Drives
Pfaudler(R) Conical Dryers and Blenders
Tycon(R) Reactor and Storage Vessels

         Pfaudler(R) vessels are marketed worldwide under the trade name Glasteel(R) to end-users. Tycon(R) vessels are also marketed worldwide to end users. The industry is dominated by two major suppliers. Robbins & Myers believes that it is currently the largest supplier of vessels, with DeDietrich, a French manufacturer, being the next largest supplier.

         Progressing Cavity Products. Progressing cavity technology is used in down-hole pumps, Tri-Phaze pumps and power sections for the oil and gas recovery industry, as well as in other process industries, such as specialty chemicals, food and beverage, pulp and paper, and wastewater treatment. A progressing cavity pump consists of a high-strength, single or multiple helix steel rod (called the rotor) which rotates inside an elastomer-lined steel tube (called the stator). The rotor generates positive displacement in the stator to deliver uniform fluid flow at rates proportional to the rotational speed of the rotor.

         For the oil and gas recovery industry, the Company manufactures and sells down-hole pumps, Tri-Phaze pumps and power sections. The ability of progressing cavity technology to be used in severe pumping applications and also as a hydraulic motor has enabled the Company to become a leader in the development of pumping and directional drilling products. Moyno(R) down-hole pumps are used primarily to pump heavy crude oil to the surface and for dewatering gas wells. Tri-Phaze pumps are used to transfer multiphaze fluids (solids, liquids and gases) through a pipeline to central processing stations. Moyno(R) down-hole power sections utilize progressing cavity technology to drive the drilling element in oil and gas drilling.

         For other process industries, the Company markets a wide range of progressing cavity pumps under the brand names Moyno(R) and R&M(R). Progressing cavity pumps are versatile, as they can be positioned at any angle and can deliver flow in either direction without modification or accessories. These pumps are able to handle fluids ranging from high pressure water and shear-sensitive materials to heavy, viscous, abrasive, solid-laden slurries and sludges.

         Aftermarket products and services consist of replacement power sections, relining of the elastomer component of down-hole pump stators and replacement of rotors.


PRODUCTS                                               PRIMARY MARKETS SERVED
-----------------------------------------------------  -------------------------

Moyno(R) Down-Hole Pumps                               Oil and Gas Recovery
R&M(R) Tri-Phaze Pumps                                 Food and Beverage
Moyno(R) Power Sections for Down-Hole Motors           Pulp and Paper
R&M(R) Progressing Cavity Pumps                        Wastewater Treatment
Moyno(R) Progressing Cavity Pumps                      Speciality Chemicals



         While the Company believes it is the world leader in the manufacture of progressing cavity pumps, the market is highly competitive and includes many different types of similar equipment and a significant number of competitors, none of which is dominant. The Company is recognized for its high levels of product quality and attention to customer requirements.

         Mixing and Turbine Agitation Equipment. The Company's industrial mixers and turbine agitation equipment are used in a variety of applications, ranging from simple storage tank agitation to critical applications in polymerization and fermentation processes. Industrial mixers are sold under the Chemineer(R), Valchem(R), Prochem(R), Kenics(R) and Greerco(R) brand names.

         Chemineer(R) products include a line of high-quality turbine agitators. These gear-driven agitators are available in various sizes, a wide selection of mounting methods, and drive ranges from one to 1,000 horsepower. The Chemineer(R) line also includes top-entry turbine agitators with drive ranges from one-half to five horsepower, designed for less demanding applications, and a line of portable gear-driven and direct drive mixers, which can be clamp mounted to tanks to handle batch mixing needs. The principal markets for Chemineer(R) products are the specialty chemicals, pharmaceuticals, food and beverage, and wastewater treatment industries.

         Prochem(R) industrial mixers are principally belt-driven, side-entry mixers used primarily in the pulp and paper, mining and mineral processing industries. Kenics(R) mixers are continuous mixing and processing devices, with no moving parts, which are used in specialized static mixing and heat transfer applications. Greerco(R) mixers are high-shear mixers used primarily for paint, cosmetics, plastics and adhesive applications, as well as for specialty chemicals and pharmaceuticals.

         Aftermarket products and services consist of replacement parts, such as impellers and gear boxes, as well as field service.

PRODUCTS                                              PRIMARY MARKETS SERVED
----------------------------------------------------  --------------------------

Chemineer(R) Top-and Side Entry Mixers                Specialty Chemicals
Chemineer(R) Portable Mixers                          Wastewater Treatment
Valchem(R) Portable Mixers                            Food and Beverage
Kenics(R) Static Mixers & Heat Exchangers             Pharmaceuticals
Prochem(R) Top-and Side-Entry Mixers                  Pulp and Paper
Prochem(R) Specialty Mixers
Greerco(R) High Shear Mixers


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

         The Company's Edlon/PSI unit manufactures and markets fluoropolymer roll covers and liners for process equipment, isostatically molded liners for pipe and flowmeters and vessel and piping accessories. Edlon/PSI's products are used principally in the specialty chemicals, pharmaceuticals and electronics industries to provide corrosion-resistant environments and in the paper industry for release properties.


PRODUCTS                                               PRIMARY MARKETS SERVED
-----------------------------------------------------  -------------------------

Pfaudler(R) Engineered Systems                         Pharmaceuticals
Pfaudler(R) Wiped Film Evaporators                     Specialty Chemicals
Edlon/PSI Custom Linings & Coatings                    Electronics
Edlon/PSI Roll Covering Products                       Pulp and Paper
Edlon/PSI Fluoropolymer Products                       Wastewater Treatment
RKL(R) Pinch Valves
RKL(R) Pressure Sensors

SALES AND MARKETING

         The marketing and sale of Company products generally involves outside sales efforts supported by numerous internal sales personnel, application engineers and, in many cases, the joint utilization of the Company's test and development facilities by Company and customer engineers. Distributors and manufacturers' representatives are supported by Company-maintained regional offices and educational and training programs. The specialized nature of the Company's products requires multiple methods of distribution, depending upon product line and end-use application.

         Pfaudler(R) and Tycon(R) glass-lined reactor and storage vessels and accessories are sold directly to end-users by a Company-employed direct sales force of approximately 30 persons, approximately 20 of whom are based outside the United States, and manufacturers' representatives. Pfaudler(R) and Tycon(R) are particularly focused on continuing to develop preferred supplier relationships with major pharmaceutical and specialty chemical companies as they continue to expand their production operations in emerging markets.

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

         Sales efforts for Moyno(R) down-hole pumps and R&M(R) Tri-Phaze pumps are directed by Company product managers who work closely with the Company's principal domestic distributor, which maintains approximately 90 outlets capable of handling pump sales. In 1997, the Company established a direct sales and distribution system in the Western Canada oilfield region. Additional distributor relationships have been established for these products in South America, the former Soviet Union, and the Pacific Rim. Moyno(R) power sections for use in down-hole drilling are sold by a direct sales force to motor manufacturers and oilfield service companies.

GENERAL

         At August 31, 1997, and 1996 the Company's order backlog was $110.0 million. Within the next twelve months, the Company expects to ship over 99% of the current backlog. Sales of the Company's products are not subject to material seasonal fluctuations.

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

         During 1997, the Company spent approximately $2.0 million on research and development activities compared to $2.6 million and $2.4 million in 1996 and 1995, respectively.

         Compliance with federal, state and local laws regulating the discharge of materials into the environment is not anticipated to have any material effect upon the capital expenditures, earnings or competitive position of the Company.

         At August 31, 1997, the Company had approximately 3,000 employees, which includes approximately 200 at majority-owned joint ventures. Approximately 1,000 of these employees were covered by collective bargaining agreements at various locations. In fiscal year 1998 the Company has one labor contract expiring related to approximately 200 employees at the Company's Chemineer facility in Dayton, Ohio. The Company considers labor relations at each of its locations to be good.

ITEM 2.           PROPERTIES

FACILITIES

         The Company's executive offices are located in Dayton, Ohio. The executives offices are leased and occupy approximately 10,000 square feet. Set forth below is certain information relating to the Company's principal operating facilities.


                                             SQUARE                 PRODUCT MANUFACTURED OR
LOCATION                                     FOOTAGE                OTHER USE OF FACILITY
-----------------------------------------------------------------------------------------------------------------------
NORTH AND SOUTH AMERICA:
Rochester, New York                             500,000         Glass-lined vessels
Springfield, Ohio                               272,800         Progressing cavity pumps and pinch valves
Dayton, Ohio                                    160,000 (1)     Turbine agitators and mixers
Conroe, Texas                                   110,000 (2)     Down-hole pumps and power sections
Mexico City, Mexico                             110,000         Glass-lined vessels
Taubate, Brazil                                 100,000         Glass-lined vessels
Fairfield, California                            60,000         Down-hole pumps and power sections
Avondale, Pennsylvania                           50,000         Fluoropolymer products
North Andover, Massachusetts                     30,000 (1)     Static mixers and heat exchangers
Sao Jose Dos Campos, Brazil                      30,000         Air handlers
Rochester, New York                              10,000 (1)     Parts and field service for glass-lined vessels
Charleston, West Virginia                        75,000         Fluoropolymer products
EUROPE:
Schwetzingen, Germany                           400,000         Glass-lined vessels
Leven, Scotland                                 240,000         Glass-lined vessels, and fluoropolymer products
Bilston, England                                 50,000         Parts and reglassing for glass-lined vessels
Derby, England                                   20,000 (1)     Turbine agitators and mixers
Petit-Rechain, Belgium                           15,000         Power sections
Kearsley, England                                14,000         Parts and field service for glass-lined vessels
Bolton, England                                  14,000         Gaskets for glass-lined vessels
Southampton, England                             10,000 (1)     Assembly operation for progressing cavity pumps
San Dona di Piave, Italy                         90,000         Glass-lined vessels
ASIA:
Gujurat, India                                  350,000 (3)     Glass-lined vessels
Suzhou, China                                   150,000 (4)     Glass-lined vessels
Singapore                                         5,000 (1)     Assembly operation for progressing cavity pumps

(1) Leased facility.
(2) New facility opened in 1997.
(3) Facility of a 40%-owned affiliate.
(4) Facility of a 60%-owned subsidiary.

         At August 31, 1997, utilization of plants was approximately 95%.

ITEM 3.           LEGAL PROCEEDINGS
-------           -----------------

         The Company is presently not a party to any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------           ---------------------------------------------------

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Maynard H. Murch IV, age 53, has been Chairman of the Board of the Company since July, 1979 and a director of the Company since 1977. Mr. Murch is also President and Chief Executive Officer of Maynard H. Murch Co., Inc. (investments), which is managing general partner of M.H.M. & Co., Ltd. (investments). Mr. Murch is also Vice President (since June, 1976) of Parker/Hunter Incorporated (dealer in securities), a successor firm to Murch and Co., Inc., a securities firm which Mr. Murch had been associated with since 1968.

         Daniel W. Duval, age 61, has been President and Chief Executive Officer of the Company and a director of the Company since December 3, 1986. Prior to joining the Company, he was President and Chief Operating Officer of Midland-Ross Corporation (a manufacturer of electrical, electronic and aerospace products and thermal systems) having held various positions with that company since 1960.

         Gerald L. Connelly, age 56, is Executive Vice President and Chief Operating Officer of the Company, having been elected to that position on May 1, 1996. He is also President of Pfaudler, Inc. He was President of the Process Industries Group of Eagle Industries, Inc. from 1993 until joining the Company. Previously, he served as President of Pulsafeeder, Inc. (metering pumps) for ten years.

         George M. Walker, age 60, is Vice President and Chief Financial Officer of the Company, having been elected to that position in 1972. From 1968 to 1972, he held various positions with the Company in the areas of finance and accounting, including the position of Controller. Prior to 1968, he was employed by the accounting firm of Ernst & Young LLP for eight years.

         Stephen R. Ley, age 41, is Treasurer of the Company, having been elected to that position on December 11, 1996. Since joining the Company in 1994, he held the positions of Director, Financial Planning and Accounting at Corporate and Vice President, Finance and Chief Financial Officer at Pfaudler, Inc. From 1987 to 1994 he held various positions with Eagle Industries in the areas of finance and accounting. Prior to joining Eagle Industries, he was employed by the accounting firm of Arthur Andersen LLP for nine years.

         Kevin J. Brown, age 39, is Corporate Controller of the Company, having been elected to that position on December 12, 1995 after joining the Company on October 10, 1995. Prior to joining the Company, he was employed by the accounting firm of Ernst & Young LLP for fifteen years.

         Joseph M. Rigot, age 54, is Secretary and General Counsel of the Company, having been elected to that position in 1990. He has been a partner with the law firm of Thompson Hine & Flory L.L.P. Dayton, Ohio, for more than five years.

         The term of office of all executive officers of the Company is until the next Annual Meeting of Directors (December 10, 1997) or until their respective successors are elected.

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


                                                                       Dividends
                                         High              Low              Paid
                                  -----------  ---------------  ----------------
Fiscal 1997
---------------
1st Quarter                           $25.000          $20.000           $.04375
2nd Quarter                            29.500           22.250             .0500
3rd Quarter                            34.750           24.250             .0500
4th Quarter                            36.750           32.000             .0500

Fiscal 1996
---------------
1st Quarter                           $17.500          $13.625           $.03750
2nd Quarter                            16.500           13.625            .04375
3rd Quarter                            23.500           14.750            .04375
4th Quarter                            26.500           21.000            .04375

         (B) As of October 22, 1997, the Company had approximately 625 shareholders of record. Based on requests from brokers and other nominees, the Company estimates there are approximately an additional 2,100 shareholders.

         (C) Dividends paid on common shares are presented in the table in Item 5(a). The Company's credit agreements include certain covenants which restrict the Company's payment of dividends. The amount of cash dividends the Company may pay in each fiscal year is restricted to the greater of $2,500,000 or 20% of the Company's net income for the immediately preceding fiscal year. Under this formula, cash dividends in 1998 are limited to approximately $5.8 million.

ITEM 6.           SELECTED FINANCIAL DATA
-------           -----------------------


FIVE YEAR FINANCIAL HIGHLIGHTS
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except per share, shareholder and employee data)        1997 (1)      1996         1995 (1)     1994 (1)      1993
                                                                     -----------  -----------   -----------  ----------   ----------
Operating Results
      Net sales                                                       $ 385,663    $ 350,964     $ 302,952    $ 121,647    $ 85,057
      Gross profit                                                      138,781      119,030       101,304       44,981      32,761
      Operating expenses                                                 89,772       80,272        74,234       28,733      22,171
      Operating income                                                   49,521       39,455        26,320       12,102       8,400
      Income before special items                                        28,866       20,338        11,825        6,355       6,178
      Special items, net of tax (2)                                           0         (813)        1,332            0      (8,018)
                                                                      ---------    ---------     ---------    ---------    --------
      Net income (loss)                                               $  28,866    $  19,525     $  13,157    $   6,355   ($  1,840)
                                                                      =========    =========     =========    =========    ========

      Depreciation and amortization                                   $  15,963    $  13,877     $  12,401    $   4,594    $  2,798
      Capital expenditures                                               22,071       16,453        10,133        6,798       2,579
      Cash flow from operating activities                                35,246       32,060        33,017       14,601       7,533
      Ending backlog                                                    110,078      109,921       107,423       73,944      20,248

Financial Condition
      Total assets                                                    $ 372,354    $ 300,340     $ 270,407    $ 258,130    $ 84,636
      Total debt                                                        116,083       73,533        67,901       83,790         971
      Shareholders' equity                                              124,475       91,437        69,939       57,039      52,342
      Total capitalization                                              240,558      164,970       137,840      140,829      53,313

Performance Statistics
      Percent of net sales
           Gross profit                                                    36.0%        33.9%         33.4%        37.0%       38.5%
           Operating expenses                                              23.3         22.9          24.5         23.6        26.1
           Operating income                                                12.8         11.2           8.7          9.9         9.9
           Income before special items                                      7.5          5.8           3.9          5.2         7.3
           Net income                                                       7.5          5.6           4.3          5.2        (2.2)
      Debt as a % of total capitalization                                  48.3         44.6          49.3         59.5         1.8
      Return on shareholders' equity (3)                                   26.7         25.2          18.6         11.6        11.4
      Price/earnings ratio at August 31                                  14.4:1       12.5:1        11.3:1       15.5:1          NA

Per Share Data (4)
      Income (loss) per share, fully diluted:
           Before special items                                       $    2.26    $    1.83     $    1.09    $    0.61    $   0.59
           Special items, net of tax (2)                                      0        (0.07)         0.12            0       (0.76)
                                                                      ---------    ---------     ---------    ---------    --------
           Net income (loss) per share                                $    2.26    $    1.76     $    1.21    $    0.61   ($   0.17)
                                                                      =========    =========     =========    =========    ========
      Shareholders' equity (book value)                               $   11.38    $    8.63     $    6.72    $    5.55    $   5.14
      Dividends declared                                                 0.1938       0.1688        0.1500       0.1438      0.1188
      Market price of common stock:
           High                                                       $  36 3/4    $  26 1/2     $  14 3/8    $  10 3/8    $ 10 3/4
           Low                                                           20           13 5/8         8 1/4        7 3/4       6 1/2
           Close                                                         32 5/8       22          13 23/32        9 3/8       9 3/8


Other Data
      Weighted average common shares outstanding, fully diluted (4)      13,798       11,107        10,874       10,504      10,514
      Number of shareholders (5)                                          2,723        1,632         1,520        1,098       1,295
      Number of employees                                                 2,947        2,459         2,337        2,226         615



Notes to Five-Year Financial Highlights

(1) 1997 reflects the acquisitions of Process Supply Inc., Spectrum Products, Inc., Greerco and Industrie Tycon, S.p.A., and 1995 reflects the acquisition of Pharaoh and Cannon as discussed in the Business Acquisitions note, and 1994 reflects the acquisition of Pfaudler, Chemineer and Edlon.
(2) Special items are: 1996 and 1995 extinguishment of debt and 1993 cumulative effects of accounting changes.
(3) Calculated using Income Before Special Items using average shareholder's equity.
(4)   1997 reflects an additional 2,385,000 shares related to the convertible note issuance and 1995, 1994 and 1993 are adjusted to reflect 2 for 1 stock split effective July 31, 1996.
(5) As of September 2 , 1997, the Company had 626 shareholders of record. Based on requests from brokers and other nominees, the Company estimates there are an additional 2,097 shareholders.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------           -------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

OVERVIEW

         The Company purchased Process Supply, Inc., Spectrum Products, Inc., and the high shear mixer business of Greerco in February 1997 and Industrie Tycon, S.p.A., the largest of the acquisitions, in May 1997. The total cost of the acquisitions was $48.3 million in cash, Company stock, notes and debt assumed. These businesses accounted for $12.6 million of sales and $3.1 million of operating income in 1997. Since June 1994 the Company has completed nine acquisitions and established three joint venture companies as it continues to expand its capabilities to serve the fluids management needs of its customers on a global basis.

         Sales to non-U.S. customers ranged from 41.2% to 47.1% of total Company sales for fiscal 1997, 1996 and 1995. Profitability of the non-U.S. business units of the Company was less than the U.S. business units. Operating income as a percent of net sales for the non-U.S. business units increased to 11.8% for fiscal 1997 from 10.1% for fiscal 1996 and from 7.7% for fiscal 1995. The improvement was primarily the result of ongoing cost reduction programs.

         Changes in exchange rates for fiscal 1997, 1996 and 1995 did not significantly impact sales and income levels of the Company. The Company's significant non-U.S. operations have their local currency as their functional currency and primarily buy and sell using the same currency. For significant transactions that are in another currency, the Company hedges the risk of future currency fluctuations through foreign currency forward contracts with major financial institutions.

         The Company seeks to balance its mix of products and services and maintain overall stability in its operating results principally through increased levels of aftermarket sales, increased non-U.S. sales and end market diversification. Aftermarket sales accounted for 34.0% of total Company sales for fiscal 1997 and 35.0% for fiscal 1996. The Company's primary markets are specialty chemicals, pharmaceuticals, oil and gas recovery, wastewater treatment, food and pulp and paper.

RESULTS OF OPERATIONS

         The following table presents the components of the Company's statement of income as a percent of net sales for fiscal 1997, 1996 and 1995.

                                        Year Ended August 31,
                                     1997         1996         1995
                                   --------    ---------    ---------
Net sales                           100.0%       100.0%       100.0%

Cost of sales                        64.0         66.1         66.6
                                    -----        -----        -----
Gross profit                         36.0         33.9         33.4
Operating expenses                   23.3         22.9         24.5
Other (income) expense               (0.1)        (0.2)         0.2
                                    -----        -----        -----
Operating income                     12.8         11.2          8.7
Interest expense                      1.6          2.0          2.4
                                    -----        -----        -----
Income before income taxes and
           special items             11.2          9.2          6.3
Income taxes                          3.7          3.4          2.4
                                    -----        -----        -----
Income before special items           7.5          5.8          3.9
Special items, net of tax             0.0         (0.2)         0.4
                                    -----        -----        -----
Net income                            7.5%         5.6%         4.3%
                                    =====        =====        =====

         FISCAL 1997 COMPARED TO FISCAL 1996---Net sales of $385.7 million for fiscal 1997 were $34.7 million, or 9.9% higher than for fiscal 1996. This increase was due to strong demand for the Company's mixing, glass-lined vessels and oilfield products and $12.6 million attributed to 1997 acquisitions. Net income of $28.9 million was 47.8% higher than for fiscal 1996. Fully-diluted income per share rose 28.4% to $2.26 compared to $1.76 for 1996. Incoming business continues to be steady and the Company's backlog of $110.1 million at August 31, 1997 is at the same level as the end of the prior year.

         The gross margin percent increased from 33.9% for fiscal 1996 to 36.0% for fiscal 1997 due to higher sales volume, cost containment and positive contribution from the 1997 acquisitions. These benefits were particularly evident in the Company's European businesses where operating margins increased to 12.2% in fiscal 1997 from 7.9% in fiscal 1996.

         Operating expenses as a percent of net sales increased slightly from 22.9% for fiscal 1996 to 23.3% for fiscal 1997 due to the establishment of a direct sales force to serve oilfield customers in Canada, start-up costs associated with Moyno Oilfield Products' new manufacturing plant in Houston, Texas and Pfaudler's joint venture in China.

         Other (income) expense for fiscal 1997 includes income from joint ventures of $2.3 million, or 0.6% of net sales for fiscal 1997, and $2.0 million, or 0.6% of net sales for fiscal 1996.

         Interest expense decreased to $6.4 million for fiscal 1997 from $7.1 million for fiscal 1996. Interest expense has been favorably impacted by lower interest rates of approximately 1% associated with the $65.0 million of convertible subordinated notes issued in September and the new senior debt agreement entered into in November of the first quarter of fiscal 1997. This is partially offset by higher average debt balances related to the 1997 acquisitions.

         The effective income tax rate was 33.0% for fiscal 1997 compared to 37.0% for fiscal 1996. The effective income tax rate for fiscal 1997 reflects the benefit of realization of non-U.S.

loss carryforwards and a greater proportion of income before taxes being generated in countries outside the U.S. where the effective tax rate is lower than the U.S. rate. Net deferred income tax assets of $6.4 million at August 31, 1997 primarily relate to U.S. operations. Future pretax income at fiscal 1997 levels would be sufficient to realize these assets.

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

         Activities related to restructuring charges provided for in fiscal 1994, principally in connection with the acquisitions, were substantially completed during fiscal 1996. Actual payments were consistent with original estimates in total and by component.

         Interest expense decreased to $7.1 million for fiscal 1996 from $7.3 million for fiscal 1995 due to slightly lower average borrowings and interest rates for fiscal 1996.

         The effective income tax rate was 37.0% for fiscal 1996 compared to 37.9% for fiscal 1995. The effective income tax rate for fiscal 1995 reflects the nondeductibility of a portion of the write-off of the investment in Hazleton Environmental. Net deferred income tax assets of $7.3 million at August 31, 1996 primarily relate to U.S. operations. Future pretax income at fiscal 1996 levels would be sufficient to realize these assets.

         The Company realized an extraordinary loss for fiscal 1996 of $0.8 million from the early extinguishment of $25.0 million of subordinated debt with a book value of $23.6 million. The Company realized an extraordinary gain for fiscal 1995 of $1.3 million related to the early extinguishment of $25.0 million of subordinated debt with a book value of $22.3 million.

LIQUIDITY AND CAPITAL RESOURCES

         The Company anticipates capital expenditures of $24.8 million for fiscal 1998. The Company expects cash flow from operating activities to be adequate for operating needs, including scheduled debt service, planned capital expenditures and shareholder dividend requirements for fiscal 1998. There are no significant restrictions on the Company's ability to transfer funds from its non-U.S. subsidiaries to the Company.

         In fiscal 1997, cash flow from operating activities of $35.2 million and net debt borrowings of $31.5 million generated $66.7 million of cash. In addition to an increase in cash balances of $3.2 million, significant cash uses for the year were $36.4 million for acquisitions, $3.7 million for the purchase of treasury stock used for a portion of the cost of the acquisitions, capital expenditures of $22.1 million and dividend payments of $2.1 million.

         In fiscal 1996, cash flow from operating activities was $32.1 million. This cash flow, supplemented by a $3.1 million reduction in available cash, was used for capital expenditures of $16.5 million, to retire 3.8 million outstanding stock appreciation rights for $18.9 million and to pay dividend of $1.8 million.

         On November 26, 1996, the Company entered into a $150.0 million bank credit agreement. The terms of this facility are generally more favorable than the prior facility. At August 31, 1997, the Company had approximately $98.7 million available under the facility which management believes is adequate to meet its needs, including potential acquisitions.

         Additionally, on September 23, 1996, the Company strengthened the balance sheet with the successful issuance of convertible notes. Net proceeds from the sale of $65.0 million of 6.5% Convertible Subordinated Notes due 2003 ("Notes") were used to repay $63.0 million of its bank indebtedness. Assuming the Notes had been converted at August 31, 1997, the Company's debt-to-total capital ratio would be lowered to 20 percent from 48 percent. If the Notes had been outstanding for all of fiscal 1996, the Company's fully diluted earnings per share would have been reduced from $1.76 to $1.66.

         In addition to historical information, this Annual Report contains various forward-looking statements and performance trends which are subject to certain risks and uncertainties that could cause actual results to differ materially from these statements and trends. Such factors include, but are not limited to, a significant decline in capital expenditure levels in the Company's served markets, a major decline in oil and gas prices, foreign exchange rate fluctuations, continued availability of acceptable acquisition candidates and general economic conditions that can affect the demand in the process industries.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------           -------------------------------------------


CONSOLIDATED BALANCE SHEET
Robbins & Myers, Inc. and Subsidiaries
($ in thousands)

                                                                                                  August 31,
                                                                                               1997                 1996
                                                                                       ------------        -------------
ASSETS
Current Assets:
        Cash and cash equivalents                                                           $10,304               $7,121
        Accounts receivable, less allowances                                                 60,668               51,158
        Inventories                                                                          50,489               48,417
        Other current assets                                                                  2,491                2,184
        Deferred taxes                                                                        6,376                5,180
                                                                                       ------------        -------------
              Total Current Assets                                                          130,328              114,060
Goodwill                                                                                    125,231               95,101
Other Intangible Assets                                                                      19,744               13,068
Deferred Taxes                                                                                    0                2,101
Other Assets                                                                                  4,282                3,896
Net Property, Plant and Equipment                                                            92,769               72,114
                                                                                       ------------        -------------
                                                                                           $372,354             $300,340
                                                                                       ============        =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Accounts payable                                                                    $28,254              $25,478
        Accrued expenses                                                                     50,384               49,614
        Current portion long-term debt                                                        4,085                1,348
                                                                                       ------------        -------------
              Total Current Liabilities                                                      82,723               76,440
Long-Term Debt - Less Current Portion                                                       111,998               72,185
Other Long-Term Liabilities                                                                  53,158               60,278
Shareholders' Equity:
        Common stock-without par value:
        Authorized shares-25,000,000
        Issued shares- 11,079,489 (10,868,002 in 1996)                                       32,020               26,617
        Treasury shares- 141,938 (270,610 in 1996)                                           (2,211)              (2,481)
        Retained earnings                                                                    93,735               66,996
        Equity adjustment for foreign currency translation                                    1,262                  655
        Equity adjustment to recognize minimum pension liability                               (331)                (350)
                                                                                       ------------        -------------
                                                                                            124,475               91,437
                                                                                       ------------        -------------
                                                                                           $372,354             $300,340
                                                                                       ============        =============



See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENT
Robbins & Myers, Inc. and Subsidiaries
($ in thousands, except per share data)

                                                          Years ended August 31,
                                                    1997            1996            1995
                                               ---------       ---------       ---------

Net sales                                      $ 385,663       $ 350,964       $ 302,952
Cost of sales                                    246,882         231,934         201,648
                                               ---------       ---------       ---------

Gross profit                                     138,781         119,030         101,304

Operating expenses                                89,772          80,272          74,234
Other (income) expense                              (512)           (697)            750
                                               ---------       ---------       ---------

Operating income                                  49,521          39,455          26,320

Interest expense                                   6,437           7,076           7,287
                                               ---------       ---------       ---------

Income before income taxes and
   extraordinary items                            43,084          32,379          19,033

Income taxes                                      14,218          12,041           7,208
                                               ---------       ---------       ---------

Income before extraordinary items                 28,866          20,338          11,825

Extraordinary items, net of income taxes:
   (Loss) gain on extinguishment of debt               0            (813)          1,332
                                               ---------       ---------       ---------

Net income                                     $  28,866       $  19,525       $  13,157
                                               =========       =========       =========

Net income  per  share:
  Primary:
      Before extraordinary items               $    2.52       $    1.84       $    1.09
      Extraordinary items, net of taxes                0           (0.07)           0.13
                                               ---------       ---------       ---------
   Total                                       $    2.52       $    1.77       $    1.22
                                               =========       =========       =========

  Fully diluted:
      Before extraordinary items               $    2.26       $    1.83       $    1.09
      Extraordinary items, net of taxes                0           (0.07)           0.12
                                               ---------       ---------       ---------
   Total                                       $    2.26       $    1.76       $    1.21
                                               =========       =========       =========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Robbins & Myers, Inc. and Subsidiaries
($ in thousands, except per share data)

                                                                                             Foreign       Minimum
                                                      Common     Treasury    Retained       Currency       Pension
                                                      Shares      Shares     Earnings      Translation    Liability      Total
                                                    ----------  ----------  -----------   -------------  -----------   ---------

Balance at September 1, 1994                           $21,688     ($2,115)     $37,656            $211        ($401)    $57,039
       Net income                                                                13,157                                   13,157
       Cash dividends declared, $0.15 per share                                  (1,559)                                  (1,559)
       Stock options exercised, 92,200 shares              290                                                               290
       Proceeds from sale of 26,110 shares
          to employee benefit plans                         73         195                                                   268
       Performance stock awards                            603                                                               603
       Cost of 3,710 shares purchased                                  (52)                                                  (52)
       Change in foreign currency translation                                                       566                      566
       Change in minimum pension liability                                                                      (373)       (373)
                                                    ----------  ----------  -----------   -------------  -----------   ---------

Balance at August 31, 1995                              22,654      (1,972)      49,254             777         (774)     69,939
       Net income                                                                19,525                                   19,525
       Cash dividends declared, $0.17 per share                                  (1,783)                                  (1,783)
       Stock options exercised, 113,066 shares             410                                                               410
       Proceeds from sale of 40,344 shares
          to employee benefit plans                        295         370                                                   665
       Performance stock awards                          1,050                                                             1,050
       Retirement of SAR's for common stock              1,700                                                             1,700
       Cost of 39,344 shares purchased                                (879)                                                 (879)
       Tax benefits of stock options exercised             508                                                               508
       Change in foreign currency translation                                                      (122)                    (122)
       Change in minimum pension liability                                                                       424         424
                                                    ----------  ----------  -----------   -------------  -----------   ---------

Balance at August 31, 1996                              26,617      (2,481)      66,996             655         (350)     91,437
       Net income                                                                28,866                                   28,866
       Cash dividends declared, $0.19 per share                                  (2,127)                                  (2,127)
       Stock options exercised, 91,750 shares              641                                                               641
       Proceeds from sale of 40,293 shares
          to employee benefit plans                        446         627                                                 1,073
       Value of 238,000 shares used
          for purchase of Process Supply, Inc.           2,751       3,706                                                 6,457
       Performance stock awards                          1,300                                                             1,300
       Cost of 149,621 shares purchased                             (4,063)                                               (4,063)
       Tax benefits of stock options exercised             265                                                               265
       Change in foreign currency  translation                                                      607                      607
       Change in minimum pension liability                                                                        19          19
                                                    ----------  ----------  -----------   -------------  -----------   ---------


Balance at August 31, 1997                             $32,020     ($2,211)     $93,735          $1,262        ($331)   $124,475
                                                    ==========  ==========  ===========   =============  ===========   =========

See Notes to Consolidated Financial Statements

STATEMENT OF CONSOLIDATED CASH FLOWS
Robbins & Myers, Inc. and Subsidiaries
($ in thousands)

                                                                                             Years Ended August 31,
                                                                                       1997            1996            1995
                                                                                    ---------       ---------       ---------

OPERATING ACTIVITIES:
    Net income                                                                      $  28,866       $  19,525       $  13,157
    Adjustment required to reconcile net income to net cash
         and cash equivalents provided by operating activities:
            Depreciation                                                               10,793           9,382           8,549
            Amortization                                                                5,170           4,495           3,852
            Deferred taxes                                                                889            (220)           (800)
            Equity income from unconsolidated investments                              (1,855)           (400)           (944)
            Loss (gain) from extinguishment of debt                                         0           1,355          (2,183)
            Performance stock awards                                                    1,300           1,050             603
    Changes in operating assets and liabilities - excluding the effects of the purchases of Process Supply, Spectrum Products,
         Greerco and Tycon in 1997 and Pharaoh and Cannon in 1995
            Accounts receivable, less allowances                                       (6,610)         (1,804)         (7,204)
            Inventories                                                                 1,446          (5,302)         (1,571)
            Other current assets                                                          551             308           2,236
            Other assets                                                                  145             868             659
            Accounts payable                                                           (2,350)          3,036           5,273
            Accrued expenses                                                             (528)            424           9,605
            Other long-term liabilities                                                (2,571)           (657)          1,785
                                                                                    ---------       ---------       ---------
    Net cash and cash equivalents provided by operating activities                     35,246          32,060          33,017

INVESTING ACTIVITIES:
    Capital expenditures, net of nominal disposals                                    (22,071)        (16,453)        (10,133)
    Purchase of Process Supply, Spectrum Products, Greerco and Tycon                  (36,422)              0               0
    Purchase of Pharaoh and Cannon                                                          0               0         (12,898)
                                                                                    ---------       ---------       ---------
    Net cash and cash equivalents used for investing activities                       (58,493)        (16,453)        (23,031)

FINANCING ACTIVITIES:
    Proceeds from debt borrowings                                                     148,939          92,565          67,375
    Payments of long-term debt                                                       (117,461)        (90,781)        (82,205)
    Retirement of SAR's and other acquisition costs                                      (837)        (19,401)              0
    Proceeds from sale of common stock                                                  1,979           1,583             534
    Purchase of common stock                                                           (4,063)           (879)              0
    Dividends paid                                                                     (2,127)         (1,783)         (1,559)
                                                                                    ---------       ---------       ---------
    Net cash and cash equivalents provided (used) by financing activities              26,430         (18,696)        (15,855)
                                                                                    ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents                                        3,183          (3,089)         (5,869)
Cash and cash equivalents at beginning of year                                          7,121          10,210          16,079
                                                                                    ---------       ---------       ---------
Cash and cash equivalents at end of year                                            $  10,304       $   7,121       $  10,210
                                                                                    =========       =========       =========

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Robbins & Myers, Inc. and Subsidiaries

SUMMARY OF ACCOUNTING POLICIES

CONSOLIDATION
The consolidated financial statements include accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated upon consolidation. All of the Company's operations are conducted in the fluids management industry.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

ACCOUNTS RECEIVABLE
Accounts receivable are stated net of allowances for doubtful accounts totaling $1,097,000 and $1,195,000 at August 31, 1997 and 1996, respectively. Accounts receivable relate primarily to customers located in North America and Western Europe and are concentrated in the specialty chemical, pharmaceutical and oil and gas industries. To reduce credit risk, the Company performs credit investigations prior to accepting an order and, when necessary, requires letters of credit to insure payment.

INVENTORIES
Domestic inventories are stated at the lower of cost or market determined by the last-in, first-out (LIFO) method. At August 31, 1997 and 1996, the difference between estimated current replacement cost and the stated LIFO value was approximately $5,959,000 and $5,947,000, respectively.

Non-U.S. inventories are reported on the first-in, first-out (FIFO) method and amounted to $30,380,000 and $25,052,000 at August 31, 1997 and 1996,
respectively.

At August 31, inventories consisted of the following:


                            1997              1996
                           -------          -------
                               (In thousands)

Finished products          $13,607          $12,424
Work in process             17,708           18,249


Raw materials               19,174           17,744
                           -------          -------
                           $50,489          $48,417
                           =======          =======

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired. Amortization expense is calculated on a straight-line basis over twenty to forty years. The carrying value of goodwill is reviewed quarterly if the facts and circumstances suggest that it may be permanently impaired. If the review indicates that goodwill will not be recoverable, as determined by the undiscounted cash flow method, the asset will be reduced to its estimated recoverable value.

At August 31, other intangible assets consisted of the following:

                                  1997             1996
                               ----------       ---------
                                    (In thousands)
Patents                         $ 1,414          $   939
Non-compete agreements            6,984            4,546
Financing costs                   2,661              152
Acquisition costs                 4,360            3,937
Pension intangible                2,288            3,494
Other                             2,037                0
                                -------          -------
                                $19,744          $13,068
                                =======          =======

Accumulated amortization of goodwill and other intangible assets totaled $12,894,000 and $7,503,000 at August 31, 1997 and 1996, respectively.
Amortization is calculated on the straight-line basis using the following lives:

Patents                                                  14 to 17 years
Non-compete agreements                                     3 to 5 years
Financing costs                                                 5 years
Acquisition costs                                       20 to  40 years

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

At August 31, property, plant and equipment consisted of the following:


                                         1997               1996
                                       --------          --------
                                             (In thousands)
Land and improvements                  $ 11,471          $ 10,699
Buildings                                37,275            24,095
Machinery & equipment                    94,210            77,867
                                       --------          --------
                                        142,956           112,661
Less accumulated depreciation            50,187            40,547
                                       --------          --------
                                       $ 92,769          $ 72,114
                                       ========          ========

EQUITY INVESTMENTS
The Company owns 40% of Gujarat Machinery Manufacturers, Ltd. ("GMM"). GMM is located in India and manufactures and markets glass-lined reactor and storage vessels, parts and services, primarily for the Indian market. In addition, the Company owns 50% of Universal Glasteel Equipment ("UGE") located in Robbinsville, New Jersey. UGE is a supplier of used and reconditioned glass-lined storage and reactor vessels. The Company uses the equity method of accounting for these investments. The net investments at August 31, 1997 and 1996 are $3,144,000 and $2,836,000, respectively, and are included in other assets in the Consolidated Balance Sheet.

FOREIGN CURRENCY ACCOUNTING
Gains and losses resulting from the settlement of a transaction in a currency different from that used to record the transaction are charged or credited to operations when incurred. Adjustments resulting from the translation of non-U.S. financial statements into U.S. dollars are recognized as a separate component of shareholders' equity for all foreign units except those located in Brazil and Mexico. The U.S. dollar is the functional currency for the Brazilian and Mexican units. As a result, translation gains and losses for these operations are reflected in net income.

PRODUCT WARRANTY
Provision for product warranty is recognized as a liability at the time of sale based on the historical relationship of warranty expense to sales. Actual payments of warranty claims are charged against the liability as incurred. The liability is reviewed quarterly and adjusted as necessary.

RESEARCH AND DEVELOPMENT
Research and development expenditures are expensed as incurred and amounted to approximately $2,001,000, $2,602,000 and $2,403,000 for the years ended August 31, 1997, 1996 and 1995, respectively.

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

NET INCOME PER SHARE
All net income per share amounts are based on the weighted average number of shares outstanding during the year plus the dilutive effect of common stock equivalents. The stock appreciation rights granted in connection with the 1994 acquisitions of Pfaudler, Chemineer and Edlon have been excluded from the calculation of net income per share. See the Common Stock note for additional information.

STATEMENT OF CONSOLIDATED CASH FLOWS
Cash and cash equivalents consist of working cash balances and temporary investments having an original maturity of 90 days or less.

In 1997 the Company recorded the following non-cash investing and financing transactions:

$2,050,000 increase in other intangible assets and long-term debt related to the underwriter's discount on the issuance of the convertible notes, $2,952,000 increase in goodwill and long-term debt related to earn-out provisions of the Pharoah acquisition (see Business Acquisitions note) and an increase in tangible and intangible assets of $9,957,000, long-term debt of $3,500,000 and common stock of $6,457,000 related to the acquisition of Process Supply, Inc. (see Business Acquisitions note).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

         Cash and cash equivalents - The amounts reported approximate market value.

         Equity investments - The amounts reported approximate market value.

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

CLASSES OF PRODUCTS
The Company is an international manufacturer and marketer of high performance, specialized fluid management products and systems for the process industries. Sales by product platform were as follows:


                                                                  Years ended August 31,
                                                         1997              1996              1995
                                                       --------          --------          --------
                                                                      (In thousands)
Glass-lined storage and reactor vessels                $149,688          $137,398          $119,323
Progressing cavity pumps and related products           116,762           106,372            91,976
Mixing and turbine agitation equipment                   85,090            77,969            68,342
Other                                                    34,123            29,225            23,311
                                                       --------          --------          --------
                                                       $385,663          $350,964          $302,952
                                                       ========          ========          ========

\

BUSINESS ACQUISITIONS

On February 3, 1997, the Company acquired Process Supply, Inc., a manufacturer of flouropolymer products and accessories for glass-lined equipment, and Spectrum Products, Inc., an affiliated sales company, and on January 31, 1997, the high shear industrial mixer business of Greerco Corp. These businesses were purchased for a total of $18,557,000. The purchase price consisted of common stock valued at $6,457,000, obligations directly payable to the seller of $3,500,000, long-term debt assumed of $800,000 and cash borrowed under the Company's existing senior debt agreement of $7,800,000. The common stock was issued from treasury shares.

On May 2, 1997, the Company acquired Industrie Tycon, S.p.A., ("Tycon") a manufacturer of glass-lined storage and reactor vessels and related parts and accessories. Tycon was purchased for $27,100,000 in cash, which was borrowed under the Company's existing senior debt agreement and assumed debt of $2,600,000.

On March 1, 1995, the Company acquired Cannon and Pharaoh for cash and subordinated notes totaling $12,898,000. Cannon, located in Bilston, England, sells new and reconditioned glass-lined reactor vessels. Pharaoh, located in Rochester, New York, is a supplier of replacement parts and services for glass-lined process equipment. At the same time, the Company entered into a partnership with a major supplier of used process equipment to supply used and reconditioned glass-lined vessels worldwide. During 1997, a contingent earn-out payment of $2,952,000 was earned and recorded as an increase to long-term debt and goodwill. A contingent earn-out payment of $1,625,000 was earned in 1996.

The operating results of the acquired businesses have been included in consolidated operating results since the dates of each acquisition.


ACCRUED EXPENSES

At August 31, accrued expenses consisted of the following:

                                                        1997            1996
                                                      -------          -------
                                                            (In thousands)
Salaries, wages, payroll taxes and withholdings       $11,657          $ 9,799
Customer advances                                       8,597           12,426
Pension benefits                                        5,557            2,670
Warranty costs                                          3,301            3,642
Federal income taxes                                    3,266            5,190
All other items                                        18,006           15,887
                                                      -------          -------
                                                      $50,384          $49,614
                                                      =======          =======

LONG-TERM DEBT

On September 23, 1996, the Company completed the sale of $65,000,000 of 6 1/2% Convertible Subordinated Notes Due 2003 ("Notes"). The net proceeds of approximately $63,000,000 (after underwriters' discount and expenses) from this sale were used to repay term and revolving credit loans under the Company's senior debt agreements bearing interest at approximately 8.0%. The Notes are due on September 1, 2003, and bear interest at 6 1/2%, payable semi-annually on March 1 and September 1 and are convertible into common stock at a rate of $27.25 per share. Holders may convert at any time until maturity and the Company may call for redemption at any time after September 1, 1999, at a price ranging from 103.25% in 1999 to 100% in 2001 and thereafter. The Notes are subordinated to all other current indebtedness of the Company. The Notes are not common stock equivalents and do not impact primary net income per share. If the Notes had been issued at the beginning of 1996, pro-forma net income per share for 1996, on a fully diluted basis, would have been $1.66 compared to $1.76.

Assuming the Notes had been issued at August 31, 1996, long-term debt at August 31, 1997 and 1996 would be as follows:

                                                  1997              1996
                                                --------          --------
                                                     (in thousands)
Senior debt:
     Revolving credit loan                      $ 34,650          $  3,250
Senior subordinated debt:
     Face amount, less discount of $65             7,319             5,283
Note payable                                       3,500                 0
6 1/2% Convertible Subordinated Notes             65,000            65,000
Other                                              5,614                 0
                                                --------          --------
Total debt                                       116,083            73,533
Less current portion                               4,085             1,348
                                                --------          --------
                                                $111,998          $ 72,185
                                                ========          ========

On November 26, 1996 the Company entered into a $150,000,000 senior revolving credit agreement ("Agreement"), replacing the previous senior term loan and revolving credit agreement. Facility A of the Agreement is for $100,000,000 and any amounts outstanding will be due in November 2001. Facility B of the Agreement is for $50,000,000 and any borrowings are due within one year of borrowing, but the due date may be extended with the approval of the lending institutions. At August 31, 1997 all outstanding amounts are under Facility A of the agreement. Interest is variable based upon prime or formulas tied to LIBOR, at the Company's option, and is payable at least quarterly. At August 31, 1997, the interest rate for all amounts outstanding ranged from 6.21% to 6.28%. Except for the pledge of the stock of the Company's U.S. subsidiaries and the stock of certain of its non-U.S. subsidiaries, indebtedness under the Agreement is unsecured. Indebtedness under the Agreement is senior to the Company's other long-term agreements. Certain restrictive covenants exist including limitations on cash dividends and capital expenditures and minimum requirements for interest coverage and leverage ratios. The amount of cash dividends the Company may pay in each fiscal year is restricted to the greater of $2,500,000 or 20% of the Company's consolidated net income for the immediately preceding fiscal year.

The Company has senior subordinated debt with a face amount of $7,384,000 which has been discounted at normal market rates yielding a discount of $65,000 at August 31, 1997. The subordinated debt is payable in annual installments through January 31, 2000.

On February 3, 1997, the Company issued a note for $3,500,000 in consideration of a non-competition agreement signed as part of the acquisition of Process Supply, Inc. The debt is payable in five annual installments beginning on February 3, 2002, together with accrued interest compounded annually at the prime rate.

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

Aggregate principal payments of long-term debt, for the five years subsequent to August 31, 1997, are as follows:


                                        (In thousands)
                                        -------------
1998                                         $  4,085
1999                                            3,175
2000                                            3,170
2001                                              163
2002                                           35,529
2003 and thereafter                            69,961
                                        -------------
Total                                        $116,083
                                        =============

Interest paid on all outstanding debt amounted to $5,032,000 in 1997, $7,083,000 in 1996 and $6,753,000 in 1995.

RETIREMENT PLANS

The Company sponsors three defined contribution plans covering most salaried employees and certain U.S. hourly employees. Contributions are made to the plans based on a percentage of eligible amounts contributed by participating employees.

The Company also has several defined benefit plans covering all U.S. employees and certain non-U.S. employees. Plans covering salaried employees provide benefits based on years of service and employees' compensation. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company's funding policy is consistent with the funding requirements of applicable federal regulations. At August 31, 1997 and 1996 pension assets were invested in short and long-term interest bearing obligations and equity securities, including 100,000 shares of the Company's common stock in 1997 and 238,000 shares in 1996.

Retirement plan costs for the above plans include the following components:

                                                  1997               1996              1995
                                                 -------           -------           -------
Defined benefit plans:                                         (In thousands)
  Service cost - benefits earned during
       the period                                $ 2,652           $ 2,292           $ 2,134
  Interest cost on projected benefit
       obligation                                  3,947             3,692             3,460
  Actual return on assets                         (9,193)           (6,560)           (5,242)
  Net amortization and deferral                    5,571             3,198             2,167
                                                 -------           -------           -------
  Total                                            2,977             2,622             2,519

Defined contribution plans                         1,426             1,180               477
                                                 -------           -------           -------
                                                 $ 4,403           $ 3,802           $ 2,996
                                                 =======           =======           =======

The funded status of U.S. defined benefit plans at August 31, 1997 and 1996 was as follows:


                                                    Assets Exceed        Accumulated
                                                      Accumulated           Benefits
                                                         Benefits      Exceed Assets
                                                             1997               1997
                                                    -------------      -------------
Actuarial present value of:                                    (In thousands)
    Vested benefit obligation                            $ 14,743           $ 37,637
    Accumulated benefit obligation                         15,413             40,391
    Projected benefit obligation                           19,171             40,391
Plan assets at fair market value                           19,039             35,274
                                                         --------           --------
Plan assets less than projected
    benefit obligation                                       (132)            (5,117)
Unrecognized net gain                                        (422)            (2,677)
Unrecognized prior service cost                               960              3,038
Unrecognized net (asset) obligation year end                 (311)               250
Adjustment to recognize minimum liability                       0             (2,619)
                                                         --------           --------
Net pension asset (liability) recognized in the
    Consolidated Balance Sheet                           $     95           ($ 7,125)
                                                         ========           ========

                                                    Assets Exceed         Accumulated
                                                      Accumulated            Benefits
                                                         Benefits       Exceed Assets
                                                             1996                1996
                                                    -------------       -------------
Actuarial present value of:                                     (In thousands)

    Vested benefit obligation                            $ 15,157           $ 34,320
    Accumulated benefit obligation                         15,787             37,433
    Projected benefit obligation                           19,383             37,433
Plan assets at fair market value                           18,299             29,882
                                                         --------           --------
Plan assets less than projected
    benefit obligation                                     (1,084)            (7,551)
Unrecognized net loss (gain)                                  700               (348)
Unrecognized prior service cost                             1,064              3,514
Unrecognized net (asset) obligation year end                 (370)               333
Adjustment to recognize minimum liability                       0             (3,845)
                                                         --------           --------
Net pension asset (liability) recognized in the
    Consolidated Balance Sheet                           $    310           ($ 7,897)
                                                         ========           ========


The projected benefit obligation was determined using a discount rate of 7% and weighted average pay increases of 6 3/4% in 1997 and 1996. The assumed long-term rate of return on plan assets is 9% in 1997 and 9 1/2 % in 1996 and 1995.

The following tables describe the amount recognized in the consolidated financial statements relating to Pfaudler's unfunded German pension plan as of the actuarial valuation dates at August 31, 1997 and August 31, 1996.

Net pension cost for this plan includes the following components:


                                                     1997               1996
                                            -------------      -------------
                                                       (In thousands)
Service cost                                         $498               $558
Interest cost                                       2,026              2,269
                                            -------------      -------------
Net pension cost                                   $2,524             $2,827
                                            =============      =============

The status of this plan at the actuarial valuation dates of August 31, 1997 and 1996 was as follows:


                                                   1997               1996
                                                 --------           --------
                                                       (In thousands)
Actuarial present value of:
    Vested benefit obligation                    $ 26,208           $ 28,610
    Accumulated benefit obligation                 26,801             29,021
    Projected benefit obligation                   28,908             32,062
Plan assets at fair market value*                       0                  0
                                                 --------           --------

Plan assets less than projected benefit
   obligation                                     (28,908)           (32,062)
Unrecognized net actuarial loss (gain)                681             (1,496)
                                                 --------           --------
Pension liability recognized in the
   Consolidated Balance Sheet                    ($28,227)          ($33,558)
                                                 ========           ========

*Funding of pension obligations is not permitted in Germany

The projected benefit obligation for this plan was determined using a discount rate of 6 1/4% in 1997 and 7 1/4% in 1996 and weighted average pay increases of 3% in 1997 and 4% in 1996. Pension payments are paid from funds generated by operations and were $1,591,000 in 1997 and $1,698,000 in 1996.

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

OTHER POSTRETIREMENT BENEFITS

In addition to pension benefits, the Company provides health care and life insurance benefits for certain of its retired U.S. employees. The Company's policy is to fund the cost of these benefits as claims are paid. The Company's accumulated postretirement benefit obligation includes the following components at August 31:


                                           1997               1996
                                         --------           --------
                                                (In thousands)
Retirees                                 $ 16,304           $ 14,173
Active employees                            3,641              3,918
Unrecognized net (loss) gain               (2,672)               200
Unrecognized prior service cost              (630)            (1,286)
                                         --------           --------
                                         $ 16,643           $ 17,005
                                         ========           ========

Net periodic postretirement benefit cost includes the following components:


                           1997            1996            1995
                          ------          ------          ------
                                     (In thousands)
Interest cost             $1,361          $1,228          $1,237
Service cost                 146             138              93
Net amortization             490             463              10
                          ------          ------          ------
                          $1,997          $1,829          $1,340
                          ======          ======          ======

The rate of increase in per capita health care costs is assumed to be 6% in 1998 and thereafter. The rate of increase in health care costs has a significant effect on the amounts reported. Each one percentage point change in the rate of increase would change the accumulated postretirement benefit obligation at August 31, 1997, by approximately $1,209,000 and increase net periodic postretirement benefit cost by approximately $72,000.

The discount rate used in determining the accumulated postretirement benefit obligation was 7% in 1997 and 1996.


OTHER LONG-TERM LIABILITIES

The following items are included in other long-term liabilities at August 31:

                                        1997              1996
                                       -------          -------
                                           (In thousands)
German pension liability               $27,117          $32,328
Other postretirement benefits           16,124           15,005
U.S. pension liability                   3,234            5,988
Casualty insurance reserves              3,628            4,358
All other items                          3,055            2,599
                                       -------          -------
                                       $53,158          $60,278
                                       =======          =======

INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax position at August 31, are as follows:


                                                                 1997              1996
                                                                -------          -------
                                                                     (In thousands)
Deferred tax benefits:
       Postretirement benefit obligations                       $ 6,642          $ 6,802
       Capital loss carryforward                                    332            1,231
       Non-U.S. tax benefit carryforward and
          nondeductible charges                                   4,741            3,810
       Inventory allowances                                       1,839            1,760
       Warranty reserve                                             563            1,916
       Insurance reserve                                          1,451            1,529
       Pension benefits                                             450            1,282
       Other items - net                                          2,439              636
                                                                -------          -------
                                                                 18,457           18,966

       Less valuation allowance                                   4,000            4,031
                                                                -------          -------
                                                                 14,457           14,935

Deferred tax liabilities:
       Tax depreciation in excess of book depreciation            4,385            3,519
       Goodwill and purchased asset basis differences             2,816            3,146
       Other items - net                                            880              989
                                                                -------          -------
                                                                  8,081            7,654
                                                                -------          -------
       Net deferred tax benefit                                 $ 6,376          $ 7,281
                                                                =======          =======

Included in the 1997 valuation allowance for deferred tax benefits is $1,621,000 relating to non- U.S. tax loss carryforwards ($2,900,000 in 1996).

The provision for federal, foreign, and state income taxes charged to operations is as follows:


                               1997               1996               1995
                             --------           --------           --------
Current:                                     (In thousands)

       U.S. federal          $  7,128           $  8,222           $  5,021
       Non-U.S                  4,730              2,092              2,007
       U.S. state               1,518              1,362                980
                             --------           --------           --------
                               13,376             11,676              8,008
Deferred:
       U.S. federal             1,039               (644)               366
       Non-U.S                   (345)             1,101             (1,218)
       U.S. state                 148                (92)                52
                             --------           --------           --------
                                  842                365               (800)
                             --------           --------           --------
                             $ 14,218           $ 12,041           $  7,208
                             ========           ========           ========

A summary of the differences between the effective income tax rate attributable to operations and the statutory rate is as follows:


                                                                1997           1996            1995
                                                             ----------      ---------       --------
U.S. statutory rate                                            35.0%           35.0%           35.0%
U.S. state income taxes, net of
       U.S. federal tax benefit                                 3.5             3.5             3.5
Benefit of realization of non-U.S. loss carryforwards          (4.1)            0.0             0.0
Other items - net                                              (1.4)           (1.5)            (.6)
                                                               ----            ----            ----
                                                               33.0%           37.0%           37.9%
                                                               ====            ====            ====

Income taxes paid in 1997, 1996 and 1995 were $14,820,000, $9,743,000 and
$3,007,000, respectively. The Company also has a Belgian tax loss carryforward of approximately $1,646,000 and a German tax loss carryforward of approximately $1,540,000 for corporation tax purposes and $4,862,000 for trade tax purposes. For financial reporting purposes, a valuation allowance was deducted for the deferred tax benefit related to the German tax loss carryforward. The Belgian and German carryforwards have no expiration period.

At August 31, 1997, the Company has a capital loss carryforward of $830,000 for income tax purposes that expires on August 31, 1999. The carryforward was primarily generated from the disposal of the Motion Control Group in 1991. For financial reporting purposes, a valuation allowance was deducted for the full amount of the deferred tax benefit related to this carryforward.

COMMON STOCK

The Company sponsors a long-term incentive stock plan to provide for the granting of stock based compensation to officers and other key employees. In addition, the Company sponsors stock option and stock compensation plans for non-employee directors. Under the plans, the stock option price per share may not be less than the fair market value as of the date of grant and the options for officers and other key employees become exercisable on a vesting schedule determined by the Compensation Committee of the Board of Directors, while options for non-employee directors are immediately vested. For officers and other key employees outstanding grants become exercisable over a three or four year period. Proceeds from the sale of stock issued under option arrangements are credited to common stock. The Company makes no charges or credits against earnings with respect to options.

Summaries of amounts issued under the stock option plans are presented in the following tables.


Stock Option Activity:
                                                Weighted-
                                                 Average
                                Stock          Option Price
                               Options          Per Share
                            -------------     --------------
Outstanding at
August 31, 1994                832,400           $ 6.19
   Options granted             153,500            13.33
   Options exercised           (92,200)            3.15
   Options canceled            (86,600)            3.23
                              --------           ------
Outstanding at
August 31, 1995                807,100             8.21
   Options granted              93,000            21.55
   Options exercised          (113,066)            3.62
   Options canceled             (7,334)            9.76
                              --------           ------
Outstanding at
August 31, 1996                779,700            10.45
   Options granted             180,000            34.53
   Options exercised           (91,750)            6.99
   Options canceled             (9,150)           12.20
                              --------           ------
Outstanding at
August 31, 1997                858,800           $15.85
                              ========           ======

Exercisable Stock Options at Year-End:

1995                                                            501,200
1996                                                            532,566
1997                                                            568,745



Shares Available for Grant at Year-End:

1995                                                            882,500
1996                                                          1,829,434
1997                                                          1,669,500

The following tables summarize information about stock options outstanding at August 31, 1997.


Components of Outstanding Stock Options:

                                                                   Weighted-
                  Range of                                           Average                Weighted-
                  Exercise                   Number         Contract Life in                  Average
                     Price              Outstanding                    Years           Exercise Price
--------------------------      -------------------      -------------------       ------------------
            $2.57 - $10.50                  451,800                     4.78                    $7.96
             11.75 - 35.50                  407,000                     8.98                    24.85
--------------------------      -------------------      -------------------       ------------------
            $2.57 - $35.50                  858,800                     6.73                   $15.85
==========================      ===================      ===================       ==================


Components of Exercisable Stock Options:
                  Range of                                                                   Weighted-
                  Exercise                   Number                                            Average
                     Price              Exercisable                                     Exercise Price
--------------------------      -------------------                                -------------------
            $2.57 - $10.50                  450,467                                              $7.95
             11.75 - 35.50                  118,278                                              15.54
--------------------------      -------------------                                -------------------
            $2.57 - $35.50                  568,745                                              $9.53
==========================      ===================                                ===================

Also, under the long-term incentive stock plan, selected participants receive performance units which convert into a variable number of restricted shares based on a three year measurement of how favorably the total return on Company shares compares to the total shareholder return of the Russell 2000 Company Group ("Group"). The restricted shares earned range from 75% to 200% of the performance units awarded. The 75% threshold is earned when the Company's return is at the 50th percentile of total shareholder return of the Group and 200% is earned when the Company's return is at the 80th percentile or greater. No restricted shares are earned if the Company's return is less than the median return of the Group. Restricted shares earned under the program are issued to the participants at the end of the three year measurement period and are subject to forfeit if the participant leaves the employment of the Company within the following two years.

For the three year performance period ended August 31, 1996, 146,000 restricted shares had been earned under the program. In 1997, 47,200 performance units were awarded for the three year performance period ending August 31, 1999. The weighted average fair value of the 1997 performance units at the date of grant was $22.00. The Company has computed the fair value of restricted shares earned for the performance period ended August 31, 1996 and has estimated the fair value of the restricted shares that will be earned for the performance period ending August 31, 1999 and is recognizing the cost over the respective restriction periods.

Total compensation expense recognized in the income statement for all stock based awards was $1,360,000, $1,050,000 and $562,000 for the years ended August 31, 1997, 1996 and 1995, respectively.

For purposes of pro-forma disclosure as required by Statement of Financial Accounting Standard No. 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows:


                                                                1997                1996
                                                          ---------------      --------------
                                                         (In thousands, except per share data)
Pro-forma net income                                        $   28,676          $   19,483
Pro-forma net income per share
   Primary                                                        2.50                1.76
   Fully diluted                                                  2.25                1.75
1996 pro-forma fully diluted for convertible notes                                    1.65

The effects of providing pro-forma disclosure are not indicative of the value of future options until the new rules are applied to all outstanding nonvested awards.

Pro-forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for 1997 and 1996. The risk free interest rate was 6.35%, the dividend yield was .75%, the expected volatility of the Company's common stock was 31.6% and the weighted average expected life of the option was 6.90 years. During 1997 and 1996, options were granted which had a weighted average fair value on date of grant of $14.93 and $9.20, respectively.

Option valuation models, such as the Black-Scholes model, were developed for use in estimating the fair value of traded options which have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, existing models do not provide a reliable single measure of the fair value of its stock options.

During 1996, the 4,000,000 stock appreciation rights (SAR's) issued in connection with the 1994 acquisition of Pfaudler, Chemineer and Edlon were retired for $18,888,000 in cash and 37,000 shares of common stock valued at $1,700,000.

LEASES


Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 1997:

                                                               (In thousands)
1998                                                                   $1,949
1999                                                                    1,594
2000                                                                    1,106
2001                                                                      725
2002                                                                      535
Thereafter                                                                  0
                                                           ------------------
                                                                       $5,909
                                                           ==================

Rental expense for all operating leases in 1997 was approximately $2,447,000 ($2,380,000 in 1996 and $2,352,000 in 1995).


OTHER (INCOME) EXPENSE

The following items are included in "Other (income) expense":

                                          1997              1996              1995
                                      ------------      ------------     -------------
                                                       (In thousands)
Income from equity investments          ($1,855)          ($1,488)          ($  944)
Royalty income                             (488)             (573)             (712)
Write-off of investment in
  Hazleton Environmental                      0                 0             1,612
All other items                           1,831             1,364               794
                                        -------           -------           -------
                                        ($  512)          ($  697)          $   750
                                        =======           =======           =======

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standard Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute income per share and to restate all prior periods. Under the new requirements primary income per share will be replaced with basic income per share. Basic income per share excludes the dilutive effect of stock options. Under the provisions of the new standard, basic income per share, before extraordinary items, would be $2.67, $1.94 and $1.14 for the years ended August 31, 1997, 1996 and 1995, respectively. Also, under the new requirements fully diluted income per share is replaced with diluted income per share. There is no material difference between diluted income per share and the fully diluted income per share reported for the periods presented.

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. These statements will not be required to be adopted by the Company until its fiscal year 1999. The Company has not yet determined the impact of these statements on the financial statements of the Company.


SUBSEQUENT EVENT

On November 20, 1997 the Company entered into a definitive agreement to purchase the stock of Flow Control Equipment Inc., from J.M. Huber Corporation. The net purchase price is approximately $104,000,000 in cash, subject to adjustment at closing. Financing will be through the Company's current credit facility. The transaction is subject to regulatory clearance under the Hart-Scott-Rodino Act and the parties anticipate a late December closing.

INFORMATION BY GEOGRAPHIC AREA

                                                           Years Ended August 31,
                                                1997                1996                1995
                                             ---------           ---------           ---------
Net Sales:                                                   (In thousands)
  U.S. domestic                              $ 203,912           $ 206,439           $ 165,135
  U.S. export                                   53,748              34,726              31,218
                                             ---------           ---------           ---------
  Total U.S.                                   257,660             241,165             196,353
  Europe                                       107,484              92,558              80,844
  Other non-U.S                                 20,519              17,241              25,755(2)
                                             ---------           ---------           ---------
                                             $ 385,663           $ 350,964           $ 302,952
                                             =========           =========           =========
Operating Income:
  U.S                                        $  52,342           $  41,383           $  29,519
  Europe                                        13,133               7,274               4,818
  Other non-U.S                                  1,956               3,784               3,377
                                             ---------           ---------           ---------
                                                67,431              52,441              37,714
  Amortization of intangible assets             (4,937)             (3,504)             (2,707)
  Corporate expenses                           (12,973)             (9,482)             (8,687)(1)
                                             ---------           ---------           ---------
                                             $  49,521           $  39,455           $  26,320
                                             =========           =========           =========
Income Before Income Taxes:
  U.S                                        $  27,681           $  21,321           $  10,838
  Europe                                        13,432               7,274               4,818
  Other non-U.S                                  1,971               3,784               3,377
                                             ---------           ---------           ---------
   Total                                     $  43,084           $  32,379           $  19,033
                                             =========           =========           =========
Assets:
  U.S                                        $ 271,157           $ 233,477           $ 193,852
  Europe                                        91,854              54,187              56,063
  Other non-U.S                                  9,343              12,676              20,492(2)
                                             ---------           ---------           ---------
                                             $ 372,354           $ 300,340           $ 270,407
                                             =========           =========           =========

(1) Includes $1,612,000 write-off of investment in Hazleton Environmental.
(2) Includes $8,044,000 in sales and $10,498,000 in assets of Prochem which were transferred to the U.S. for 1996 due to the consolidation of Prochem production into the Chemineer facility.

QUARTERLY DATA (UNAUDITED)
Robbins & Myers, Inc.

                                                                           1997 Quarters
                                                 ----------------------------------------------------------------
                                                          1st            2nd             3rd                  4th         Total
                                                 ------------    -----------     -----------       --------------     ---------
                                                                       (In thousands, except per share data)
Net sales                                             $93,822        $93,208         $97,588             $101,045      $385,663
Gross profit                                           32,148         32,208          36,672               37,753       138,781
Operating expense                                      21,243         21,912          22,699               23,918        89,772
Operating income                                       11,257         10,884          13,581               13,799        49,521
Income before income taxes                              9,727          9,426          11,783               12,148        43,084
Net income                                              6,517          6,315           7,895                8,139        28,866
Net income per share:
     Primary                                            $0.58          $0.56           $0.69                $0.69         $2.52
     Fully diluted                                       0.53           0.51            0.61                 0.61          2.26
Weighted average common shares:
     Primary                                           11,236         11,206          11,428               11,843        11,476
     Fully diluted                                     13,151         13,655          13,907               14,276        13,798


                                                                           1996 Quarters
                                                 ----------------------------------------------------------------
                                                          1st            2nd             3rd                  4th         Total
                                                 ------------    -----------     -----------       --------------     ---------
                                                                       (In thousands, except per share data)
Net sales                                             $81,212        $84,179         $89,881              $95,692      $350,964
Gross profit                                           27,103         27,766          30,068               34,093       119,030
Operating expense                                      19,136         19,545          19,499               22,092        80,272
Operating income                                        8,334          8,611          10,838               11,672        39,455
Income before income taxes and extraordinary
items                                                   6,664          6,712           9,103                9,900        32,379
Income before extraordinary item                        4,098          4,329           5,735                6,176        20,338
Net income                                              4,098          4,329           5,735                5,363(1)     19,525(1)
Net income per share, before extraordinary
item:
     Primary                                            $0.37          $0.40           $0.52                $0.55         $1.84
     Fully diluted                                       0.37           0.39            0.52                 0.55          1.83
     Pro-forma fully diluted for convertible
     notes                                               0.36           0.38            0.48                 0.51          1.73
Net income per share:
     Primary                                            $0.37          $0.40           $0.52                $0.48(1)      $1.77(1)
     Fully diluted                                       0.37           0.39            0.52                 0.48(1)       1.76(1)
     Pro-forma fully diluted for convertible
     notes                                               0.36           0.38            0.48                 0.44(1)       1.66(1)
Weighted average common shares:
     Primary                                           10,948         10,930          11,026               11,151        11,046
     Fully diluted                                     10,972         10,956          11,092               11,151        11,107
     Pro-forma fully diluted for convertible
     notes                                             13,357         13,341          13,477               13,536        13,492

     (1) Fourth quarter includes an after-tax loss of $813,000 ($.07 per share) for early extinguishment of debt.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------           -----------------------------------------------------------
                  AND FINANCIAL DISCLOSURE
                  ------------------------

   None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------          --------------------------------------------------

   The information required by this Item 10 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on December 10, 1997, except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.


ITEM 11.          EXECUTIVE COMPENSATION
--------          ----------------------

   The information required by this Item 11 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders on December 10, 1997 and is incorporated herein by this reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------          --------------------------------------------------------------

   The information required by this Item 12 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on December 10, 1997.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------          ----------------------------------------------

   The information required by this Item 13 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on December 10, 1997.

                                     PART IV
                                     -------

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
--------          -------------------------------------------------------
                  FORM 8-K
                  --------

   (a)            (1)      FINANCIAL STATEMENTS

   The following consolidated financial statements of Robbins & Myers, Inc. and its subsidiaries are at Item 8 hereof.

   Consolidated Balance Sheet - August 31, 1997 and 1996.

   Consolidated Income Statement -
                  Years ended August 31, 1997, 1996, and 1995.

   Consolidated   Statement of Shareholders' Equity -
                  Years ended August 31, 1997, 1996, and 1995.

   Statement of Consolidated Cash Flows -
                  Years ended August 31, 1997, 1996, and 1995

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


   (a)            (3)      EXHIBITS.  See INDEX to EXHIBITS.

   (b) REPORTS ON FORM 8-K. During the quarter ended August 31, 1997, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Robbins & Myers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of November, 1997.

                                         ROBBINS & MYERS, INC.



                                         BY  /s/ Daniel W. Duval
                                             -----------------------------------
                                                  Daniel W. Duval
                                                  President and Chief
                                                  Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Robbins & Myers, Inc. and in the capacities and on the date indicated:


-----------------------------------------------------  ------------------------------ -----------------------------
                        NAME                                         TITLE                           DATE
-----------------------------------------------------  ------------------------------ -----------------------------

 /s/ Daniel W. Duval                                   Director, President and           November 24, 1997
-----------------------------------                    Chief-Executive Officer
Daniel W. Duval

 /s/ George M. Walker                                  Vice President - CFO              November 24, 1997
-----------------------------------                    (Principal-Financial
George M. Walker                                       Officer)

 /s/ Kevin J. Brown
-----------------------------------                    Corporate-Controller              November 24, 1997
Kevin J. Brown                                         (Principal Accounting
                                                       Officer)

*Maynard H. Murch, IV                                 Chairman Of Board                  November 24, 1997
*Robert J. Kegerreis                                  Director                           November 24, 1997
*Thomas P. Loftis                                     Director                           November 24, 1997
*William D. Manning, Jr.                              Director                           November 24, 1997
*Jerome F. Tatar                                      Director                           November 24, 1997


         *The undersigned, by signing his name hereto, executes this Report on Form 10-K for the year ended August 31, 1997 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.



                                          /s/ Daniel W. Duval
                                          --------------------------------------
                                                   Daniel W. Duval
                                                   Their Attorney-in-fact

                         Report of Independent Auditors

Shareholders and Board of Directors
Robbins & Myers, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Robbins & Myers, Inc. and Subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Robbins & Myers, Inc. and Subsidiaries at August 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, presents fairly, in all material respects, the information set forth therein.


                                         /s/ Ernst & Young LLP

Dayton, Ohio
September 30, 1997, except for the Subsequent Event footnote, as to which the date is November 20, 1997

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


------------------------------------------------------------------------------------------------------------------------------------
                      COL. A                         COL. B                     COL. C                    COL. D         COL. E
                                                                    -----------------------------------

                                                                           ADDITIONS
---------------------------------------------- -------------------- ----------------- ----------------- ------------  --------------
                                                                          (1)                (2)
              DESCRIPTION                      Balance at Beginning Charged to Costs  Charged to Other  Deductions -  Balance at End
                                                       of Period     and Expenses     Accounts-Describe  Describe      of Period
------------------------------------------------------------------------------------------------------------------------------------


Year Ended August 31, 1997:
    Allowances and reserves deducted from assets:
        Uncollectable accounts receivable                $1,195         $  311          $  108(8)        $  517(1)        $1,097
        Inventory obsolescence                            5,677          1,958           1,092(8)         1,631(2)         7,096
    Other reserves:
        Warranty claims                                   3,642          2,909               0            3,250(3)         3,301
        Restructuring liabilities                         1,624              0               0              817(6)           807
        Casualty insurance reserves                       4,358          2,889               0            3,619(7)         3,628


Year Ended August 31, 1996:
    Allowances and reserves deducted from assets:
        Uncollectable accounts receivable                $1,260         $  275               0           $  340(1)        $1,195
        Inventory obsolescence                            5,639          1,282               0            1,244(2)         5,677
        Restructuring reserve for property, plant &
          equipment held for sale                         1,307              0               0            1,307(6)             0
    Other reserves:
        Warranty claims                                   3,040          3,166               0            2,564(3)         3,642
        Restructuring liabilities                         3,712              0               0            2,088(5),(6)     1,624
        Casualty insurance reserves                       5,612          2,718               0            3,972(7)         4,358

Year Ended August 31, 1995
    Allowances and reserves deducted from assets:
        Uncollectable accounts receivable                $  952         $  535               0           $  227(1)        $1,260
        Inventory obsolescence                            3,948          1,259             982(4)           550(2)         5,639
        Restructuring reserve for property, plant &
          equipment held for sale                         1,250              0              57(5)             0            1,307
    Other reserves:
        Warranty claims                                   2,139          2,522             461(5)         2,082(3)         3,040
        Restructuring liabilities                         5,541              0             300(4)         2,129(5),(6)     3,712
        Casualty insurance reserves                       3,900          2,767           1,803(4)         2,858(7)         5,612


Note (1) Represents accounts receivable written off against the reserve. Note (2) Inventory items scrapped and written off against the reserve. Note (3) Warranty cost incurred applied against the reserve.
Note (4) Amount due to acquisition of Chemineer, Edlon, Pfaudler.
Note (5) Transferred from restructure reserve.
Note (6) Spending against restructing reserve.
Note (7) Spending against casualty reserve.
Note (8) Amount due to acquisition of Tycon.

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


(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
                  HOLDERS, INCLUDING INDENTURES:


          4.1              Indenture relating to $65,000,000 Convertible
                           Subordinated Notes due 2003, with Star Bank, N.A. ,
                           as Trustee, dated September 1, 1996
                           was filed as Exhibit 4.1 to the Company's Annual
                           Report on Form 10-K dated August 31, 1996...                                   *

         4.2               $150,000,000 Credit Agreement dated November 26, 1996
                           among Robbins & Myers, Inc., Bank One, Dayton, NA as
                           Administrative Agent, NationsBank, N.A. As
                           Documentation and Syndication Agent, and the Lenders
                           named therein was filed as Exhibit 4.2 to the
                           Company's Annual Report on Form 10-K dated
                           August 31, 1996...                                                             *

          4.3     Pledge and Security Agreement between Robbins & Myers, Inc.
                           and Bank One, Dayton, N.A., dated November 26, 1996
                           was filed as Exhibit 4.3 to the Company's Annual Report
                           on Form 10-K dated August 31, 1996...                                          *

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

         10.7     Robbins & Myers, Inc. 1984 Stock Option Plan was filed as
                           Exhibit 10.7 to the Company's Report on Form 10-K
                           for the year ended August 31, 1996...                                           *

         10.8     Robbins & Myers, Inc. Supplemental Pension Program adopted
                           May 29, 1987 was filed as Exhibit 10.9 to the Company's
                           Report on Form 10-K for the year ended
                           August 31, 1993...                                                              *

         10.9     Form of Indemnification Agreement between Robbins &
                           Myers, Inc., and each director of the Company was
                           filed as Exhibit 10.11 to the Company's Report on
                           Form 10-K for the  year ended August 31, 1993...                                *

         10.10    Robbins & Myers, Inc. 1994 Directors Stock
                           Compensation Plan was filed as Exhibit 10.13
                           to the Company's Report on Form 10-K for the
                           year ended August 31, 1994...                                                  *

         10.11    Robbins & Myers, Inc. 1994 Long-Term Incentive Stock
                           Plan as amended was filed as Exhibit 10.11
                           to the Company's Report on Form 10-K for the
                           year ended August 31, 1996...                                                  *



         10.12    Robbins & Myers, Inc. 1995 Stock Option Plan for

                           Non-Employee Directors was filed as
                           Exhibit 10.12 to the Company's Report on
                           Form 10-K for the year ended August 31, 1996...                                *

         10.13    Robbins & Myers, Inc. Senior Executive Annual Cash
                           Bonus Plan was filed as Exhibit 10.13 to the
                           Company's Report on Form 10-K for the year
                           ended August 31, 1996...                                                       *

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

                                                     Jurisdiction                                Percentage of
Name of Subsidiary                                   in which Incorporated                       Ownership
------------------------------------------------------------------------------------------------------------------

Chemineer, Asia, Ptd. Ltd.                           Singapore                                        51

Chemineer, Inc.                                      Delaware                                        100

Chemineer Limited                                    England                                         100

Edlon, Inc.                                          Delaware                                        100

Glasteel Parts and Services, Inc.                    Delaware                                        100

Pfaudler Equipamentos
       Industrias Ltda.                              Brazil                                          100

Pfaudler, Inc.                                       Delaware                                        100

Pfaudler S.A. de C.V.                                Mexico                                          100

Pfaudler-Werke GMBH                                  Germany                                         100

Robbins & Myers Canada, Ltd.                         Dominion of Canada                              100

Robbins & Myers International
       Sales Company, Inc.                           Ohio                                            100

Robbins & Myers, Limited                             England                                         100

Robbins & Myers NRO Ltd.                             Dominion of Canada                              100

Robbins & Myers U.K. Limited                         England                                         100

Suzhou Pfaudler Co., Ltd.                            China                                            60

IndustrieTycon, S.p.A.                               Italy                                           100

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