Form 10-Q
period 1997-11-30
ROBBINS & MYERS INC
filed 1998-01-13
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended November 30, 1997  Commission File Number 0-288
                               -----------------                         -----


                              ROBBINS & MYERS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         OHIO                                          31-0424220
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)



1400 KETTERING TOWER, DAYTON, OHIO                            45423
--------------------------------------------------------------------------------
(Address of Principal executive offices)                    (Zip Code)


Registrant's telephone number including area code          (937) 222-2610
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

COMMON SHARES, WITHOUT PAR VALUE, OUTSTANDING AS OF NOVEMBER 30, 1997:
10,994,374





ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
($ in thousands)                                                                     November 30,        August 31,
                                                                                          1997              1997
                                                                                   ----------------    -------------
                                                                                     (unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                                               $6,583          $10,304
     Accounts receivable                                                                     69,449           60,668
     Inventories:
         Finished products                                                                   14,085           13,607
         Work in process                                                                     15,543           17,708
         Raw materials                                                                       20,060           19,174
                                                                                   ----------------    -------------
                                                                                             49,688           50,489
     Other current assets                                                                     9,068            8,867
                                                                                   ----------------    -------------
          Total Current Assets                                                              134,788          130,328
Goodwill                                                                                    124,505          125,231
Other Intangible Assets                                                                      19,604           19,744
Other Assets                                                                                  4,517            4,282
Property, Plant and Equipment                                                               147,459          142,956
     Less accumulated depreciation                                                           53,722           50,187
                                                                                   ----------------    -------------
                                                                                             93,737           92,769
                                                                                   ----------------    -------------
                                                                                           $377,151         $372,354
                                                                                   ================    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                                       $24,557          $28,254
     Accrued expenses                                                                        48,254           50,384
     Current portion long-term debt                                                           3,098            4,085
                                                                                   ----------------    -------------
          Total Current Liabilities                                                          75,909           82,723
Long-Term Debt                                                                              111,662          111,998
Other Long-Term Liabilities                                                                  54,283           53,158
Shareholders' Equity:
     Common stock                                                                            31,280           29,809
     Retained earnings                                                                      101,371           93,735
     Equity adjustment for foreign currency translation                                       2,975            1,262
     Equity adjustment to recognize minimum pension liability                                  (329)            (331)
                                                                                   ----------------    -------------
                                                                                            135,297          124,475
                                                                                   ----------------    -------------
                                                                                           $377,151         $372,354
                                                                                   ================    =============

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands except per share data)
(Unaudited)                                                                           Three Months Ended
                                                                         -------------------------------------------
                                                                                November 30,            November 30,
                                                                                        1997                    1996
                                                                         -------------------     -------------------

Net sales                                                                           $104,158                 $93,822
Cost of sales                                                                         65,680                  61,674
                                                                         -------------------     -------------------
Gross profit                                                                          38,478                  32,148
Operating expenses                                                                    24,326                  21,243
Other (income) expense                                                                 (472)                   (352)
                                                                         -------------------     -------------------
Operating income                                                                      14,624                  11,257
Interest expense                                                                       2,218                   1,530
                                                                         -------------------     -------------------
Income before income taxes                                                            12,406                   9,727
Income taxes                                                                           4,218                   3,210
                                                                         -------------------     -------------------
Net income                                                                            $8,188                  $6,517
                                                                         ===================     ===================

Income per share:
     Primary                                                                           $0.69                   $0.58
                                                                         ===================     ===================

     Assuming full dilution                                                            $0.62                   $0.53
                                                                         ===================     ===================

Weighted average common shares outstanding:
     Primary                                                                          11,836                  11,236
                                                                         ===================     ===================

     Assuming full dilution                                                           14,285                  13,151
                                                                         ===================     ===================

Dividends per share:
     Declared                                                                       $0.05000                $0.04375
                                                                         ===================     ===================

     Paid                                                                           $0.05000                $0.04375
                                                                         ===================     ===================




See Notes to Consolidated Condensed Financial Statements





ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)                                                                             Three Months Ended
(Unaudited)                                                                        ----------------------------------
                                                                                      November 30,       November 30,
                                                                                              1997               1996
                                                                                   ---------------    ---------------
Operating Activities:
    Net income                                                                            $  8,188          $  6,517
    Effect of foreign currency translation                                                      90               180
    Adjustment required to reconcile net income
        to net cash and cash equivalents provided (used) by operating activities:
            Depreciation                                                                     3,459             2,787
            Amortization                                                                     1,893               967
            Other                                                                              (22)              (20)
            Changes in operating assets and liabilities:
               Accounts receivable                                                          (8,281)           (7,957)
               Inventories                                                                   1,201             2,012
               Accounts payable                                                             (3,897)           (2,498)
               Accrued expenses                                                             (1,820)           (5,204)
               Other                                                                           438              (374)
                                                                                   ---------------    ---------------
Net Cash and Cash Equivalents Provided (Used)  by Operating Activities                       1,249            (3,590)


Investing Activities:
    Capital expenditures, net of nominal disposals                                          (3,581)           (5,081)

Financing Activities:
    Proceeds of convertible debt issuance, net of underwriters' discount                         0            62,950
    Proceeds from revolving line of credit                                                       0            32,176
    Payments of long-term debt                                                              (1,323)          (85,400)
    Proceeds from sale of common stock                                                         486               238
    Debt issuance and organization costs incurred                                                0              (624)
    Dividends paid                                                                            (552)             (473)
                                                                                   ---------------    ---------------
Net Cash and Cash Equivalents (Used) Provided by Financing Activities                       (1,389)            8,867
                                                                                   ---------------    ---------------
(Decrease) Increase in Cash and Cash Equivalents                                            (3,721)              196
Cash and Cash Equivalents at Beginning of Period                                            10,304             7,121
                                                                                   ---------------    ---------------
Cash and Cash Equivalents at End of Period                                                $  6,583          $  7,317
                                                                                   ===============    ===============

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 1997
(Unaudited)


NOTE A--PREPARATION OF FINANCIAL STATEMENTS
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries ("Company") contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of November 30, 1997, and August 31, 1997, and the results of their operations and cash flows for the three month periods ended November 30, 1997, and November 30, 1996. All intercompany transactions have been eliminated.

NOTE B--NET INCOME PER SHARE
Net income per share was calculated as disclosed in Exhibit 11.

NOTE C--NOTE C LONG-TERM DEBT
At November 30, 1997, the Company's debt consisted of the following:



                                                                                            (In thousands)

Senior debt                                                                                          $34,800
Senior subordinated debt                                                                               7,355
Note payable                                                                                           3,500
6 1/2% Convertible Subordinated Notes                                                                 65,000
Other                                                                                                  4,105
                                                                                          ------------------
Total debt                                                                                           114,760
     Less current portion                                                                              3,098
                                                                                          ------------------
                                                                                                    $111,662
                                                                                          ==================

In connection with the purchase of FCE (see Subsequent Events note), the Company entered into an Amended and Restated Credit Agreement, dated November 25, 1997 ("Amended Credit Agreement"). The Amended Credit Agreement provides, among other things, that the Company may borrow on a revolving credit basis up to a maximum of $200,000,000. All outstanding amounts under the agreement are due and payable on November 25, 2002. Interest is variable based upon formulas tied to LIBOR or prime, at the Company's option, and is payable at least quarterly. Except for the pledge of the stock of the Company's U.S. subsidiaries and the stock of certain non-U.S. subsidiaries, indebtedness under the Amended Credit Agreement is unsecured. Certain restrictive covenants exist including limitations on cash dividends and capital expenditures and minimum requirements for interest coverage and leverage ratios.

The senior subordinated debt and note payable are at market interest rates. The senior subordinated debt is due in annual installments through January 31, 2000 and the note payable is due in five annual installments beginning on February 3, 2002.

The Company has $65,000,000 of 6 1/2% Convertible Subordinated Notes Due 2003 ("Notes"). The Notes are not common stock equivalents and do not impact primary net income per share.

NOTE D--INCOME TAXES
The estimated annual effective tax rates were 34.0% and 33.0% for the first quarter of fiscal 1998 and fiscal 1997, respectively. The increase in the effective tax rate results from recent acquisitions with operations in countries with higher effective tax rates.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--CON'T


NOTE E--NEW ACCOUNTING STANDARDS
In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted at the first period ending after December 31, 1997. At that time the Company will be required to change the method currently used to compute income per share and to restate all prior periods. Under the new requirements primary income per share is replaced with basic income per share. Basic income per share excludes the dilutive effect of stock options. Under the provisions of the new standard basic income per share would be $.74 and $.61 for the first quarter of fiscal 1998 and fiscal 1997, respectively. Also, under the new requirements fully diluted income per share is replaced with diluted income per share. There is no material difference between diluted income per share and the fully diluted income per share reported for the periods presented.

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

NOTE F--SUBSEQUENT EVENTS
On December 5, 1997, the Company acquired all of the outstanding capital stock of Technoglass S.p.A. ("Technoglass"). Technoglass, with annual sales of approximately $10,000,000, supplies glass-lined reactor vessels and equipment and is located near Venice, Italy.

On December 19, 1997, the Company acquired all of the outstanding capital stock of Flow Control Equipment Inc. ("FCE") for $108,500,000 in cash (or approximately $104,000,000 after application of available FCE cash) at closing. This purchase price is subject to adjustment based on the balance sheet of FCE to be prepared as of the closing date. FCE, with annual sales of approximately $60,000,000, supplies a broad line of products for use in artificial lift applications in the oil and gas exploration and production markets, including rod guides, wellhead equipment and valves. FCE also supplies closures and valves for gas transmission and distribution applications.

PART I--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents the components of the Company's income statement as a percent of net sales for the first quarter of fiscal 1998 and 1997.


                                                                                    Three Months Ended
                                                                                       November 30,
                                                                          --------------------------------------
                                                                                     1997              1996
                                                                          ---------------      ------------
Net sales                                                                           100.0 %           100.0 %
Cost of sales                                                                        63.1              65.7
                                                                          ---------------      ------------
Gross profit                                                                         36.9              34.3
Operating expenses                                                                   23.4              22.7
Other (income) expense                                                               (0.4)             (0.4)
                                                                          ---------------      ------------
Operating income                                                                     14.0              12.0
Interest expense                                                                      2.0               1.6
                                                                          ---------------      ------------
Income before income taxes                                                           11.9              10.4
Income taxes                                                                          4.0               3.5
                                                                          ---------------      ------------
Net income                                                                            7.9 %             6.9 %
                                                                          ===============      ============

First quarter of fiscal 1998 and 1997

         The Company purchased Process Supply, Inc., Spectrum Products, Inc., and the high shear mixer business of Greerco Corp. in February 1997 and Industrie Tycon, S.p.A., in May 1997 ("Acquired Businesses"). The operations of the Acquired Businesses are not included in the first quarter of 1997 and are fully included in the first quarter of 1998.

         Net sales for the first quarter of fiscal 1998 were $104.2 million compared to $93.8 million, an increase of 11.1% over the same period of the prior year. This increase in sales was primarily driven by sales from the Acquired Businesses and strong market conditions for the Company's glass-lined storage and reactor vessel products and oilfield products. These products are primarily sold to the pharmaceutical, specialty chemical, and oil and gas exploration and production markets, which are expected to remain strong at least through fiscal 1998. Backlogs remain at a strong level of $107.3 million at November 30, 1997.

         The gross margin percentage increased from 34.3% to 36.9% due to higher sales volume and higher margin projects for the base businesses, primarily vessels and oilfield products. In addition, the combined gross margin for the Acquired Businesses was higher than that of the base businesses.

        Operating expenses increased as a percentage of sales from 22.7% to 23.4%. This increase was due to the increased operating costs from the establishment of a direct sales force in Canada for the Company's oilfield products and the establishment of the Company's joint venture in China.

         Interest expense increased from $1.5 million in the first quarter of fiscal 1997 to $2.2 million in the first quarter of fiscal 1998. This was due to higher average debt levels related to the acquisition costs of the Acquired Businesses.

         The effective tax rate has increased from 33.0% in the first quarter of fiscal 1997 to 34.0 % in the first quarter of fiscal 1998. This increase was due to the acquisition of Industrie Tycon, S.p.A., an Italian company. The effective tax rate is higher in Italy than in the U.S. and results in a higher effective tax rate for the Company as whole.

PART I--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- CON'T

         Net income increased to $8.2 million, $.62 per share, fully diluted, in the first quarter of fiscal 1998 from $6.5 million, $.53 per share, fully diluted, in the first quarter of fiscal 1997. These increases of 26.2% and 17.0%, respectively, were the result of the contribution of the Acquired Businesses and higher sales volume from the base businesses. These contributions were partially offset by the higher interest cost related to the cost of the acquisitions and the higher effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

         Cash uses in the first quarter of 1998 were $4.1 million for capital expenditures and dividends and were primarily funded from operations and a reduction in cash balances. In addition, the Company was able to reduce its line of credit borrowings by $1.3 million.

         Cash uses in the first quarter of 1997 were $9.7 million and were funded by net debt borrowings. Primary requirements were working capital and capital expenditures.

         The Company expects operating cash flow to be adequate for the remainder of fiscal year 1998's operating needs, including scheduled debt service and shareholder dividend requirements. The major cash requirement for the remainder of fiscal 1998 is planned capital expenditures of approximately $20.0 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

         The Company's significant foreign operations have the local currency as their functional currency. The non-U.S. operations primarily buy and sell within the same country which mitigates the impact of currency fluctuations on operations. To the extent that significant transactions are completed in a different currency, the Company hedges its risk to future currency fluctuations through foreign currency forward contracts with major financial institutions. Currency translation rate changes had an immaterial effect on the first quarter of fiscal 1998 and 1997.

         At December 31, 1997, after the acquisitions of Technoglass on December 5, 1997, and FCE on December 19, 1997, the Company had approximately $26.0 million available under its Amended Credit Agreement which management believes is adequate to meet its needs.

PART II--OTHER INFORMATION



ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

                  a)       See Index to Exhibits


                  b) Reports on Form 8-K. During the quarter ended November 30, 1997, the Company did not file any reports on Form 8-K .

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            ROBBINS & MYERS, INC.
                                            ------------------------------------



DATE:    JANUARY 13, 1998          BY       /S/ STEPHEN R. LEY
         -------------------------          ------------------------------------
                                            STEPHEN R. LEY
                                            VICE PRESIDENT & CFO
                                            (PRINCIPAL FINANCIAL OFFICER)



DATE:    JANUARY 13, 1998          BY       /S/ KEVIN J. BROWN
         -------------------------          ------------------------------------
                                            KEVIN J. BROWN
                                            CORPORATE CONTROLLER
                                            (PRINCIPAL ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS



(10)     MATERIAL CONTRACTS:
              10.1     Robbins & Myers, Inc. Executive Supplemental
                              Retirement Plan dated July 15, 1997         *


(11)     STATEMENT RE: EARNINGS PER SHARE:
               11.1     Computation of Earnings per Share                 *


(27)     FINANCIAL DATA SCHEDULE                                          *


------------


"*" Filed herewith