Form 10-Q
period 1998-02-28
ROBBINS & MYERS INC
filed 1998-04-14
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-
   ACT OF 1934


For the Quarterly Period Ended February 28, 1998  Commission File Number 0-288
                               -----------------                        ------


                              ROBBINS & MYERS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                        31-0424220
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

1400 KETTERING TOWER, DAYTON, OHIO                            45423
--------------------------------------------------------------------------------
(Address of Principal executive offices)                    (Zip Code)

Registrant's telephone number including area code          (937) 222-2610
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

COMMON SHARES, WITHOUT PAR VALUE, OUTSTANDING AS OF FEBRUARY 28, 1998:
11,049,612

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

                                                                 February 28,    August 31,
                                                                     1998          1997
                                                                  ---------      ---------
                                                                 (unaudited)

ASSETS
Current Assets
     Cash and cash equivalents                                    $  12,067      $  10,304
     Accounts receivable                                             77,494         60,668
     Inventories:
         Finished products                                           21,274         13,607
         Work in process                                             14,520         17,708
         Raw materials                                               26,225         19,174
                                                                  ---------      ---------
                                                                     62,019         50,489
     Other current assets                                            10,159          8,867
                                                                  ---------      ---------
          Total Current Assets                                      161,739        130,328
Goodwill                                                            199,091        125,231
Other Intangible Assets                                              19,977         19,744
Other Assets                                                          4,824          4,282
Property, Plant and Equipment                                       175,173        142,956
     Less accumulated depreciation                                   57,642         50,187
                                                                  ---------      ---------
                                                                    117,531         92,769
                                                                  ---------      ---------
                                                                  $ 503,162      $ 372,354
                                                                  =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                             $  25,319      $  28,254
     Accrued expenses                                                49,607         50,384
     Current portion long-term debt                                   3,821          4,085
                                                                  ---------      ---------
          Total Current Liabilities                                  78,747         82,723
Long-Term Debt                                                      227,375        111,998
Other Long-Term Liabilities                                          53,544         53,158
Shareholders' Equity:
     Common stock                                                    32,527         29,809
     Retained earnings                                              108,697         93,735
     Equity adjustment for foreign currency translation               2,603          1,262
     Equity adjustment to recognize minimum pension liability          (331)          (331)
                                                                  ---------      ---------
                                                                    143,496        124,475
                                                                  ---------      ---------
                                                                  $ 503,162      $ 372,354
                                                                  =========      =========

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

                                                                      Three Months                  Six Months
                                                                          Ended                        Ended
                                                                --------------------------    ------------------------
                                                                       February 28,                 February 28,
                                                                       1998           1997          1998          1997
                                                                -----------    -----------    ----------    ----------

Net sales                                                          $108,372        $93,208      $212,530      $187,030
Cost of sales                                                        68,797         61,000       134,477       122,674
                                                                -----------    -----------    ----------    ----------
Gross profit                                                         39,575         32,208        78,053        64,356
Operating expenses                                                   24,407         21,912        48,733        43,155
Other (income) expense                                                (516)          (588)         (988)         (940)
                                                                -----------    -----------    ----------    ----------
Operating income                                                     15,684         10,884        30,308        22,141
Interest expense                                                      3,664          1,458         5,882         2,988
                                                                -----------    -----------    ----------    ----------
Income before income taxes                                           12,020          9,426        24,426        19,153
Income taxes                                                          4,086          3,111         8,304         6,321
                                                                -----------    -----------    ----------    ----------
Net income                                                           $7,934         $6,315       $16,122       $12,832
                                                                ===========    ===========    ==========    ==========

Income per share:
    Basic                                                             $0.72          $0.59         $1.47         $1.20

                                                                ===========    ===========    ==========    ==========

     Diluted                                                          $0.61          $0.51         $1.24         $1.05
                                                                ===========    ===========    ==========    ==========

Dividends per share:
     Declared                                                      $0.05500       $0.05000      $0.10500      $0.09375
                                                                ===========    ===========    ==========    ==========

     Paid                                                          $0.05500       $0.05000      $0.10500      $0.09375
                                                                ===========    ===========    ==========    ==========




See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                         Six Months Ended
                                                                                     ---------------------------
                                                                                     February 28,   February 28,
                                                                                         1998           1997
                                                                                     ------------   ------------
Operating Activities:
    Net income                                                                        $  16,122      $  12,832
    Adjustment required to reconcile net income
        to net cash and cash equivalents provided (used) by operating activities:
            Depreciation                                                                  7,426          5,456
            Amortization                                                                  3,732          2,077
            Other                                                                           727            (23)
            Changes in operating assets and liabilities:
               Accounts receivable                                                       (4,274)        (7,275)
               Inventories                                                                  933          2,821
               Accounts payable                                                          (4,989)        (4,544)
               Accrued expenses                                                          (7,512)        (2,853)
               Other                                                                       (419)          (649)
                                                                                      ---------      ---------
Net Cash and Cash Equivalents Provided by Operating Activities                           11,746          7,842

Investing Activities:
    Acquisition of Flow Control Equipment, Inc. and Technoglass S.p.A                  (111,844)             0
    Acquisition of Process Supply, Inc., Spectrum Products, Inc and Greerco                   0         (7,800)
    Capital expenditures, net of nominal disposals                                       (9,088)        (9,016)
                                                                                      ----------      ---------
Net Cash and Cash Equivalents (Used) by Investing Activities                           (120,932)       (16,816)
Financing Activities:
    Proceeds from debt borrowings                                                       142,171        103,074
    Payments of long-term debt                                                          (29,558)       (85,900)
    Proceeds from sale of common stock                                                    1,613          1,185
    Purchase of treasury shares                                                            (784)        (3,660)
    Dividends paid                                                                       (1,160)        (1,022)
    Other                                                                                (1,333)        (1,923)
                                                                                      ---------      ---------
Net Cash and Cash Equivalents Provided by Financing Activities                          110,949         11,754
                                                                                      ---------      ---------
Increase in Cash and Cash Equivalents                                                     1,763          2,780
Cash and Cash Equivalents at Beginning of Period                                         10,304          7,121
                                                                                      ---------      ---------
Cash and Cash Equivalents at End of Period                                            $  12,067      $   9,901
                                                                                      =========      =========

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
February 28, 1998
(Unaudited)

NOTE A--PREPARATION OF FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries ("Company") contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of February 28, 1998, and August 31, 1997, and the results of their operations for the three month and six month periods ended February 28, 1998 and 1997 and cash flows for the six month periods ended February 28, 1998 and 1997. All intercompany transactions have been eliminated.

NOTE B--NET INCOME PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted net income per share is similar to the previously reported fully diluted net income per share. All net income per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted net income per share:


                                                   Three Months Ended                       Six Months Ended
                                                      February 28,                            February 28,
                                           ----------------------------------       ---------------------------------
                                                 1998                1997               1998                 1997
                                           -------------        -------------       ------------        -------------
Numerator:                                                  (In thousands, except per share amounts)

      Basic:
           Net income                             $7,934               $6,315            $16,122              $12,832
      Effect of dilutive securities:
           Convertible debt interest                 635                  635              1,270                1,128
                                           -------------        -------------       ------------        -------------
      Income attributable
           to diluted shares                      $8,569               $6,950            $17,392              $13,960
                                           =============        =============       ============        =============
Denominator:
      Basic:
           Weighted average shares                11,025               10,691             10,995               10,688
      Effect of dilutive securities:
           Convertible debt                        2,385                2,385              2,385                2,084
           Dilutive options
           and restricted shares                     575                  562                596                  570
                                           -------------        -------------       ------------        -------------
      Diluted                                     13,985               13,638             13,976               13,342
                                           =============        =============       ============        =============
Basic income per share                             $0.72                $0.59              $1.47                $1.20
                                           =============        =============       ============        =============
Diluted income per share                           $0.61                $0.51              $1.24                $1.05
                                           =============        =============       ============        =============

NOTE C--NOTE C LONG-TERM DEBT

At February 28, 1998, the Company's debt consisted of the following:


                                                        (In thousands)

Senior debt:
     Bank credit agreement                                      $149,065
     Other                                                        11,213

Senior subordinated debt                                           5,918
6 1/2% Convertible Subordinated Notes                             65,000
                                                        ----------------
Total debt                                                       231,196
     Less current portion                                          3,821
                                                        ----------------
                                                                $227,375
                                                        ================

In connection with the purchase of Flow Control Equipment, Inc. ("FCE") (see Business Acquisitions Note), the Company entered into an Amended and Restated Credit Agreement, dated November 25, 1997 ("Bank Credit Agreement"). The Bank Credit Agreement provides, among other things, that the Company may borrow on a revolving credit basis up to a maximum of $200,000,000. All outstanding amounts under the agreement are due and payable on November 25, 2002. Interest is variable based upon formulas tied to LIBOR or prime, at the Company's option, and is payable at least quarterly. Except for guarantees by the Company's U.S. subsidiaries, the pledge of the stock of the Company's U.S. subsidiaries and the pledge of stock of certain non-U.S. subsidiaries, indebtedness under the Bank Credit Agreement is unsecured. Certain restrictive covenants exist including limitations on cash dividends and capital expenditures and minimum requirements for interest coverage and leverage ratios.

The senior subordinated debt and note payable are at market interest rates. The senior subordinated debt is due in various installments through January 31, 2000 and the note payable is due in five annual installments beginning on February 3, 2002.

The Company has $65,000,000 of 6 1/2% Convertible Subordinated Notes Due 2003 ("Notes"). The Notes are not common stock equivalents and do not impact basic net income per share.

NOTE D--INCOME TAXES

The estimated annual effective tax rates were 34.0% and 33.0% for fiscal 1998 and fiscal 1997, respectively. The increase in the effective tax rate results from recent acquisitions with operations in countries with higher effective tax rates.

NOTE E--ACQUISITIONS

On December 5, 1997, the Company acquired all of the outstanding capital stock of Technoglass S.p.A. ("Technoglass"). Technoglass, with annual sales of approximately $10,000,000, supplies glass-lined reactor vessels and equipment and is located near Venice, Italy.

On December 19, 1997, the Company acquired all of the outstanding capital stock of Flow Control Equipment Inc. ("FCE") for $108,500,000 in cash (or approximately $105,000,000 after application of available FCE cash) at closing. FCE, with annual sales of approximately $60,000,000, supplies a broad line of products for use in artificial lift applications in the oil and gas exploration and production markets, including rod guides, wellhead equipment and valves. FCE also supplies closures and valves for gas transmission and distribution applications.

Following are the unaudited summary pro-forma consolidated results of operations of the Company assuming the acquisition of FCE had occurred at the beginning of each respective period. In preparing the pro-forma data adjustments have been made to the historical financial information. These are primarily amortization and depreciation relating to the purchase price allocation, interest cost related to financing the transaction and adjustments to the corporate cost allocations from FCE's parent.


                                     Six months ended February 28,
                                        1998             1997
                                    -----------      -----------
                                (In thousands, except per share amounts)

Net Sales                           $   231,182      $   213,865
Net income                               16,866           11,749
Basic income per share                     1.53             1.10
Diluted income per share                   1.30             0.97


NOTE F--NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, and in February 1998, Employers' Disclosures about Pensions and Other Postretirement Benefits. These statements will not be required to be adopted by the Company until its fiscal year 1999. The Company has not yet determined the impact of these statements on the financial statements of the Company; however, they involve financial statement disclosures and will not effect the reported balance sheet, income statement or cash flow of the Company.

Part I--Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table presents the components of the Company's income statement as a percent of net sales for the quarter and year to date periods of fiscal 1998 and 1997, respectively.


                                  Three Months Ended         Six Months Ended
                                      February 28               February 28,
                                  ------------------        ------------------
                                   1998         1997         1998         1997
                                  -----        -----        -----        -----
Net sales                         100.0%       100.0%       100.0%       100.0%
Cost of sales                      63.5         65.4         63.3         65.6
                                  -----        -----        -----        -----
Gross profit                       36.5         34.6         36.7         34.4
Operating expenses                 22.5         23.5         22.9         23.1
Other (income) expense             (0.5)        (0.6)        (0.5)        (0.5)
                                  -----        -----        -----        -----
Operating income                   14.5         11.7         14.3         11.8
Interest expense                    3.4          1.6          2.8          1.6
                                  -----        -----        -----        -----
Income before income taxes         11.1         10.1         11.5         10.2
Income taxes                        3.8          3.3          3.9          3.4
                                  -----        -----        -----        -----
Net income                          7.3%         6.8%         7.6%         6.8%
                                  =====        =====        =====        =====

         The Company purchased Process Supply, Inc., Spectrum Products, Inc., and the high shear mixer business of Greerco Corp. in February 1997, Industrie Tycon, S.p.A., in May 1997, Technoglass, S.p.A. and Flow Control Equipment, Inc. in December 1997 ("Acquired Businesses"). The operations of the Acquired Businesses are included only for the periods from the respective dates of their acquisition, which impacts the comparisons between fiscal 1998 and 1997.

         Net sales for the second quarter of fiscal 1998 were $108.4 million compared to $93.2 million, an increase of 16.3% over the same period of the prior year. Year to date sales of $212.5 million were 13.6% higher than the prior year. These increases were primarily from the Acquired Businesses and the Company's oilfield products and industrial pump products. Company backlog at the end of the second quarter of 1998 remains healthy at $109.0 million.

         The gross profit percentage increased by 1.9% and 2.3% for the quarter and year to date, respectively. These increases are due to the Acquired Businesses having higher gross profit percentages than base businesses and favorable product mix in the Company's oilfield products, glass-lined reactor systems and industrial mixing equipment.

         Operating expenses as a percent of sales have decreased by 1.0% and 0.2% for the quarter and year to date, respectively. The Acquired Businesses operating expenses as a percent of sales were similar to the Company's; however, corporate costs have remained constant while the total sales volume has increased. In addition, the prior year included the start-up costs of the Moyno Oilfield Products unit's new manufacturing plant in Houston, Texas and the establishment of direct marketing efforts to the Canadian oilfield services industry.

         Interest expense increased to $3.7 million in the second quarter of fiscal 1998 from $1.5 million in the second quarter of fiscal 1997. Year to date interest expense also increased to $5.9 million in fiscal 1998 from $3.0 million in the prior year. This was due to higher average debt levels related to the acquisition costs of the Acquired Businesses, as the effective interest has not changed materially.

         The effective tax rate has increased from 33.0% in fiscal 1997 to 34.0% in fiscal 1998. This increase was due to recent acquisitions outside the United States, where effective tax rates are higher than the United States.

PART I--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CON'T

         Net income increased to $7.9 million, $.61 per share, fully diluted, in the second quarter of fiscal 1998 from $6.3 million, $.51 per share, fully diluted, in the second quarter of fiscal 1997. Year to date net income increased to $16.1 million, $1.24 per share, fully diluted, from $12.8 million, $1.05 per share, fully diluted. These increases are attributable to the operating income contributed by the Acquired Businesses, additional volume in the higher margin oilfield products platform and improved margins in the glass-lined reactor system and industrial mixing equipment product platforms, reduced by higher interest expense from additional borrowings for the Acquired Businesses and a slightly higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         Cash uses in the first six months of fiscal 1998 were $113.0 million for the acquisitions of Technoglass and FCE and $8.8 million for capital expenditures. Cash uses were primarily funded by borrowings under the Company's senior debt agreement and funds provided by operations.

          Cash uses in the first six months of fiscal 1997 were $7.8 million for acquisitions, $3.7 million for the purchase of treasury stock, which was used for a portion of the cost of the acquisitions, and $9.0 million for capital expenditures. Cash uses were primarily funded by borrowings against the Company's Bank Credit Agreement and funds provided by operations.

         The Company expects operating cash flow to be adequate for the remainder of fiscal year 1998's operating needs, scheduled debt service and shareholder dividend requirements. The major cash requirement for the remainder of fiscal 1998 is planned capital expenditures of approximately $15.0 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

         The Company's significant foreign operations have the local currency as their functional currency. The non-U.S. operations primarily buy and sell within the same country which mitigates the impact of currency fluctuations on operations. To the extent that significant transactions are completed in a different currency, the Company hedges its risk to future currency fluctuations through foreign currency forward contracts with major financial institutions. Currency translation rate changes had an immaterial impact on fiscal 1998 and 1997.

         At February 28, 1998, the Company had approximately $20.0 million available under its Bank Credit Agreement which management believes is adequate to meet its immediate needs. Management is pursuing additional debt financing arrangements which, if effected, may increase the Company's borrowing capacity.

         The year 2000 issue relates to the inability of some computerized applications to properly recognize and process date sensitive information using the year 2000. The Company has completed an assessment of its exposure to the year 2000 issue. As a result of this assessment the Company has developed action plans to address its exposure. Implementation and testing of the action plans will take place throughout calendar years 1998 and 1999. Much of the issue has been and will continue to be addressed through the Company's ongoing efforts to implement integrated business systems at its operations. The Company does not anticipate year 2000 costs will significantly impact its operations, capital commitments or interrupt its ongoing operations.

         In addition to historical information, this Form 10-Q contains various forward-looking statements and performance trends which are subject to certain risks and uncertainties that could cause actual results to differ materially from these statements and trends. Such factors include, but are not limited to, a significant decline in capital expenditure levels in the Company's served markets, a major decline in oil and gas prices, foreign exchange rate fluctuations, continued availability of acceptable acquisition candidates and general economic conditions that can affect the demand in the process industries.

PART II--OTHER INFORMATION

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  a) The annual meeting of Shareholders of Robbins & Myers, Inc. (The "Company") was held on December 10, 1997.

                  b) The Company's Board of Directors is divided into two classes, with one class of directors elected at each annual meeting of shareholders. At the Annual Meeting on December 10, 1997, the following persons were elected directors of the Company for a term of office expiring at the annual meeting of shareholders to be held in 1999: Robert J. Kegerreis, Ph.D., Maynard H. Murch IV,

                           John N. Taylor, Jr., and William D. Manning, Jr. The other directors whose terms of office continued after the Annual Meeting are Daniel W. Duval,

                           Thomas P. Loftis and Jerome F. Tatar.

                  c) At the Annual Meeting on December 10, 1997, three items were voted on by shareholders, namely:

                                    1)      The election of directors in which,
                                            as noted above, Messrs. Kegerreis,
                                            Manning, Murch and Taylor were
                                            elected:


                                                                           Votes For      Votes Withheld
                                                                           ---------      --------------

                                            Robert J. Kegerreis, Ph.D.     9,865,646             67,577

                                            William D. Manning, Jr.        9,870,493             62,730

                                            Maynard H. Murch, IV           9,873,843             59,380

                                            John N. Taylor, Jr.            9,870,293             62,930

                                    2)      Amendment to the Company's Articles
                                            of Incorporation to increase the
                                            number of authorized common shares
                                            from 25,000,000 to 40,000,000 was
                                            approved with 9,373,997 cast for
                                            approval, 517,968 cast against
                                            approval and 41,258 abstentions;

                                    3)      Appointment of Ernst & Young LLP as
                                            independent auditors of the Company
                                            for the fiscal year ending August
                                            31, 1998 was approved with 9,910,992
                                            cast for approval, 15,881 against
                                            approval and 6,350 abstentions.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

                  a)       See Index to Exhibits

                  b) Reports on Form 8-K. During the quarter ended February 28, 1998, the Company filed one report on Form 8-K dated December 19, 1997, to announce the acquisition of Flow Control Equipment, Inc. This Form 8-K was subsequently amended by Form 8-K/A to include the required audited historical and pro forma financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ROBBINS & MYERS, INC.
                                                --------------------------------



DATE:         APRIL 10, 1998      BY            /S/ STEPHEN R. LEY
              -------------------               --------------------------------
                                                STEPHEN R. LEY
                                                VICE PRESIDENT, FINANCE AND
                                                CHIEF FINANCIAL OFFICER

DATE:         APRIL 10, 1998      BY            /S/ KEVIN J. BROWN
              -------------------               --------------------------------
                                                KEVIN J. BROWN
                                                CORPORATE CONTROLLER
                                                (PRINCIPAL ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS
                                -----------------

(3)(I)   ARTICLES OF INCORPORATION:

            3.1  Amended Articles of Incorporation                             *

(27)     FINANCIAL DATA SCHEDULE

            27.1 Financial Data Schedule-6 months ended 2/28/98                *
            27.2 Financial Data Schedule (Restated)-6 months ended 2/28/97     *
            27.2 Financial Data Schedule (Restated)-3 months ended 11/30/97    *
            27.2 Financial Data Schedule (Restated)-3 months ended 11/30/96    *


"*" Filed herewith