Form 10-Q
period 1998-05-31
ROBBINS & MYERS INC
filed 1998-07-14
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-  ACT OF 1934


For the Quarterly Period Ended MAY 31, 1998     Commission File Number 0-288
                               ------------                            -----


                              ROBBINS & MYERS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         OHIO                                          31-0424220
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)



1400 KETTERING TOWER, DAYTON, OHIO                        45423
--------------------------------------------------------------------------------
(Address of Principal executive offices)                (Zip Code)



Registrant's telephone number including area code      (937) 222-2610
                                                 -------------------------------



                                      NONE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.      YES  X     NO
                                             -       -

COMMON SHARES, WITHOUT PAR VALUE, OUTSTANDING AS OF MAY 31, 1998:   11,070,035
                                                                    ----------

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)                                                                       May 31,       August 31,
                                                                                        1998             1997
                                                                                ------------     ------------
                                                                                (unaudited)
ASSETS
Current Assets
      Cash and cash equivalents                                                 $      8,430     $     10,304
      Accounts receivable                                                             76,075           60,668
      Inventories:
         Finished products                                                            21,597           13,607
         Work in process                                                              14,104           17,708
         Raw materials                                                                27,313           19,174
                                                                                ------------     ------------
                                                                                      63,014           50,489
      Other current assets                                                             9,784            8,867
                                                                                ------------     ------------
           Total Current Assets                                                      157,303          130,328
Goodwill                                                                             199,677          125,231
Other Intangible Assets                                                               19,679           19,744
Other Assets                                                                           4,785            4,282
Property, Plant and Equipment                                                        180,541          142,956
      Less accumulated depreciation                                                   61,837           50,187
                                                                                ------------     ------------
                                                                                     118,704           92,769
                                                                                ------------     ------------
                                                                                $    500,148     $    372,354
                                                                                ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                                          $     25,365     $     28,254
      Accrued expenses                                                                53,402           50,384
      Current portion long-term debt                                                   3,426            4,085
                                                                                ------------     ------------
           Total Current Liabilities                                                  82,193           82,723
Long-Term Debt                                                                       214,003          111,998
Other Long-Term Liabilities                                                           53,393           53,158
Shareholders' Equity:
      Common stock                                                                    33,055           29,809
      Retained earnings                                                              116,183           93,735
      Equity adjustment for foreign currency translation                               1,652            1,262
      Equity adjustment to recognize minimum pension liability                          (331)            (331)
                                                                                ------------     ------------
                                                                                     150,559          124,475
                                                                                ------------     ------------
                                                                                $    500,148     $    372,354
                                                                                ============     ============

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)                         Three Months               Nine Months
                                        Ended                     Ended
                                        May 31,                  May 31,
                              -----------------------    -----------------------
                                   1998          1997         1998          1997
                              ---------     ---------    ---------     ---------

Net sales                     $ 112,708     $  97,588    $ 325,238     $ 284,618

Cost of sales                    71,506        60,916      205,983       183,759
                              ---------     ---------    ---------     ---------
Gross profit                     41,202        36,672      119,255       100,859

Operating expenses               24,922        22,699       73,655        65,747

Other (income) expense              (30)          392       (1,018)         (576)
                              ---------     ---------    ---------     ---------
Operating income                 16,310        13,581       46,618        35,688

Interest expense                  4,039         1,798        9,921         4,752
                              ---------     ---------    ---------     ---------
Income before income taxes       12,271        11,783       36,697        30,936

Income taxes                      4,173         3,888       12,477        10,209
                              ---------     ---------    ---------     ---------
Net income                    $   8,098     $   7,895    $  24,220     $  20,727
                              =========     =========    =========     =========



Income per share:

      Basic                   $    0.73     $    0.72    $    2.20     $    1.93
                              =========     =========    =========     =========


      Diluted                 $    0.63     $    0.62    $    1.88     $    1.67
                              =========     =========    =========     =========


Dividends per share:

      Declared                $   0.055     $   0.050    $   0.160     $ 0.14375
                              =========     =========    =========     =========


      Paid                    $   0.055     $   0.050    $   0.160     $ 0.14375
                              =========     =========    =========     =========

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)                                                                                              Nine Months Ended
(Unaudited)                                                                                              -----------------------
                                                                                                           May 31,       May 31,
                                                                                                              1998          1997
                                                                                                         ---------     ---------
Operating Activities:
     Net income                                                                                          $  24,220     $  20,727
     Adjustment required to reconcile net income
        to net cash and cash equivalents provided (used) by operating activities:
           Depreciation                                                                                     11,566         8,217
           Amortization                                                                                      5,846         3,557
           Changes in operating assets and liabilities:
               Accounts receivable                                                                          (3,355)      (10,005)
               Inventories                                                                                    (812)        1,497
               Accounts payable                                                                             (4,943)       (2,977)
               Accrued expenses                                                                             (3,656)       (1,151)
               Other                                                                                           968        (1,641)
                                                                                                         ---------     ---------
Net Cash and Cash Equivalents Provided by Operating Activities                                              29,834        18,224
Investing Activities:
     Acquisition of Flow Control Equipment, Inc. and Technoglass S.p.A                                    (111,844)            0
     Acquisition of Process Supply, Inc., Spectrum Products, Inc and Greerco                                     0       (34,900)
     Capital expenditures, net of nominal disposals                                                        (14,401)      (14,408)
                                                                                                         ---------     ---------
Net Cash and Cash Equivalents (Used) by Investing Activities                                              (126,245)      (49,308)
Financing Activities:
     Proceeds from debt borrowings                                                                         240,617       155,467
     Payments of long-term debt                                                                           (144,771)     (114,331)
     Proceeds from sale of common stock                                                                      2,054         1,995
     Purchase of treasury shares                                                                              (856)       (3,660)
     Dividends paid                                                                                         (1,772)       (1,577)
     Other                                                                                                    (735)            0
                                                                                                         ---------     ---------
Net Cash and Cash Equivalents Provided by Financing Activities                                              94,537        35,971
                                                                                                         ---------     ---------
(Decrease) Increase in Cash and Cash Equivalents                                                            (1,874)        4,887
Cash and Cash Equivalents at Beginning of Period                                                            10,304         7,121
                                                                                                         ---------     ---------
Cash and Cash Equivalents at End of Period                                                               $   8,430     $  12,008
                                                                                                         =========     =========



See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 1998
(Unaudited)

NOTE A--PREPARATION OF FINANCIAL STATEMENTS
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries ("Company") contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of May 31, 1998, and August 31, 1997, and the results of their operations for the three month and nine month periods ended May 31, 1998 and 1997 and cash flows for the nine month periods ended May 31, 1998 and 1997. All intercompany transactions have been eliminated.

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

The following table sets forth the computation of basic and diluted net income per share:



                                            Three Months Ended          Nine Months Ended

                                                  May 31,                    May 31,

                                          1998          1997          1998          1997
                                         ----------    ----------    ----------    ----------
Numerator:                                     (In thousands, except per share amounts)

       Basic:

          Net income                     $    8,098    $    7,895    $   24,220    $   20,727

       Effect of dilutive securities:

          Convertible debt interest             635           635         1,905         1,763
                                         ----------    ----------    ----------    ----------

       Income attributable

          to diluted shares              $    8,733    $    8,530    $   26,125    $   22,490
                                         ==========    ==========    ==========    ==========

Denominator:

       Basic:

          Weighted average shares            11,064        10,910        11,018        10,762

       Effect of dilutive securities:

          Convertible debt                    2,385         2,385         2,385         2,184

          Dilutive options

          and restricted shares                 451           565           493           578
                                         ----------    ----------    ----------    ----------

       Diluted                               13,900        13,860        13,896        13,524
                                         ==========    ==========    ==========    ==========

Basic income per share                   $     0.73    $     0.72    $     2.20    $     1.93
                                         ==========    ==========    ==========    ==========

Diluted income per share                 $     0.63    $     0.62    $     1.88    $     1.67
                                         ==========    ==========    ==========    ==========

NOTE C--LONG-TERM DEBT
At May 31, 1998, the Company's debt consisted of the following:

                                                                                           (In thousands)
                                                                                           -----------------
Senior debt:
       Bank credit agreement                                                                        $37,488
       Notes                                                                                        100,000
       Other                                                                                          9,017
Senior subordinated debt                                                                              5,924
6 1/2% Convertible notes                                                                             65,000
                                                                                           -----------------
Total debt                                                                                          217,429
Less current portion                                                                                  3,426
                                                                                           -----------------
                                                                                                   $214,003
                                                                                           =================

In connection with the purchase of Flow Control Equipment, Inc. ("FCE") (see Acquisitions Note), the Company entered into an Amended and Restated Credit Agreement, dated November 25, 1997 ("Bank Credit Agreement"). The Bank Credit Agreement provides, among other things, that the Company may borrow on a revolving credit basis up to a maximum of $200,000,000. All outstanding amounts under the agreement are due and payable on November 25, 2002. Interest is variable based upon formulas tied to LIBOR or prime, at the Company's option, and is payable at least quarterly. Except for guarantees by the Company's U.S. subsidiaries, the pledge of the stock of the Company's U.S. subsidiaries and the pledge of stock of certain non-U.S. subsidiaries, indebtedness under the Bank Credit Agreement is unsecured. Certain restrictive covenants exist including limitations on cash dividends and capital expenditures and minimum requirements for interest coverage and leverage ratios.

On May 19, 1998 the Company issued $100,000,000 of Senior Notes ("Senior Notes"). The Senior Notes were issued in two series, Series A in the principal amount of $70,000,000 has an interest rate of 6.755% and are due May 1, 2008 and Series B in the principal amount of $30,000,000 has an interest rate 6.835% and are due May 1, 2010.

The other senior debt and the senior subordinated debt are at market interest rates and are due in various installments through 2002.

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

                                                                        Nine months ended May 31,

                                                                           1998                 1997
                                                                -----------------    -----------------
                                                                (In thousands, except per share amounts)

Net sales                                                               $343,890             $326,075

Net income                                                               $24,964              $19,899

Basic income per share                                                     $2.32                $1.85

Diluted income per share                                                   $1.93                $1.60



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


                                 Three Months Ended        Nine Months Ended
                                       May 31,                 May 31,
                                1998        1997        1998         1997
                              --------    --------    --------     --------
Net sales                        100.0       100.0       100.0        100.0

Cost of sales                     63.4        62.4        63.3         64.4
                              --------    --------    --------     --------
Gross profit                      36.6        37.6        36.7         35.4

Operating expenses                22.1        23.3        22.6         23.1

Other (income) expense               -          .4         (.2)         (.2)
                              --------    --------    --------     --------
Operating income                  14.5        13.9        14.3         12.5

Interest expense                   3.6         1.8         3.1          1.6
                              --------    --------    --------     --------
Income before income taxes        10.9        12.1        11.2         10.9

Income taxes                       3.7         4.0         3.8          3.6
                              --------    --------    --------     --------
Net income                         7.2         8.1         7.4          7.3
                              ========    ========    ========     ========


         The Company purchased Process Supply, Inc., Spectrum Products, Inc., and the high shear mixer business of Greerco Corp. in February 1997, Industrie Tycon S.p.A. in May 1997, and Technoglass S.p.A. and Flow Control Equipment, Inc. in December 1997 ("Acquired Businesses"). The operations of the Acquired Businesses are included only for the periods from the respective dates of their acquisition, which impacts the comparisons between fiscal 1998 and 1997.

         Net sales for the third quarter of fiscal 1998 were $112.7 million compared to $97.6 million, an increase of 15.5% over the same period of the prior year. Year to date sales of $325.2 million were 14.3% higher than the prior year. These increases were primarily attributable to the Acquired Businesses. Excluding the effects of the Acquired Businesses, sales have been relatively consistent with the prior year with increases in glass-lined reactor products and industrial pump products being offset by declines in oilfield products and industrial mixer products. Company backlog at the end of the third quarter of 1998 is $100.0 million, down $9.0 million from the previous quarter as orders have been slow for oilfield products and industrial mixer products.

         Glass-lined reactor products and industrial pump products are expected to show continued growth over the near term, while oilfield products are expected to continue to be impacted by the energy sector slow down, caused by lower crude oil prices. Industrial mixing products have been adversely impacted by softness in major project related activity, partially caused by the impact of the economic uncertainty in Asia. The Company expects these conditions to correct themselves and improve in fiscal year 1999.

         The gross profit percentage decreased by 1.0% for the third quarter reflecting the decrease in oilfield products' sales, as these products have higher gross margins than the Company's other product platforms. On a year to date basis the gross profit percentage has increased 1.3% primarily related to the contribution of the acquired businesses and a lesser impact from oilfield products on a year to date basis.

         Operating expenses as a percent of sales decreased by 1.2% and 0.5% for the quarter and year to date, respectively. The Acquired Businesses operating expenses as a percent of sales were similar to the Company's; however, fixed corporate costs have remained constant while the total sales volume has increased and variable compensation costs have been adjusted downward to reflect current operating results.

PART I--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- CON'T

         Interest expense increased to $4.0 million in the third quarter of fiscal 1998 from $1.8 million in the third quarter of fiscal 1997. Year to date interest expense increased to $9.9 million in fiscal 1998 from $4.8 million in the prior year. This was due to higher average debt levels related to the acquisition costs of the Acquired Businesses, as the effective interest rate has remained constant over the periods.

         The effective tax rate has increased from 33.0% in fiscal 1997 to 34.0 % in fiscal 1998. This increase was due to recent acquisitions outside the United States, where effective tax rates are higher than the United States.

         Net income increased to $8.1 million, $.63 per share, fully diluted, in the third quarter of fiscal 1998 from $7.9 million, $.62 per share, fully diluted, in the third quarter of fiscal 1997. Year to date net income increased to $24.2 million, $1.88 per share, fully diluted, from $20.7 million, $1.67 per share, fully diluted.

         These increases have been realized despite slow economic conditions in two of the Company's product platforms and a slightly higher effective tax rate. The improvements under such conditions are attributable to the accretive effect of the Acquired Businesses, a balance of diverse profitable product platforms, a strong aftermarket presence and a market leadership position.

LIQUIDITY AND CAPITAL RESOURCES

         Cash uses in the first nine months of fiscal 1998 were $111.8 million for the acquisitions of Technoglass and FCE and $14.4 million for capital expenditures. Cash uses were primarily funded by borrowings under the Company's Bank Credit Agreement and funds provided by operations.

          Cash uses in the first nine months of fiscal 1997 were $34.9 million for acquisitions, $3.7 million for the purchase of treasury stock, which was used for a portion of the cost of the acquisitions, and $14.4 million for capital expenditures. Cash uses were primarily funded by borrowings against the Company's Bank Credit Agreement and funds provided by operations.

         The Company expects operating cash flow to be adequate for the remainder of fiscal year 1998 operating needs, scheduled debt service and shareholder dividend requirements. The major cash requirement for the remainder of fiscal 1998 is planned capital expenditures of approximately $10.0 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items and are expected to be significantly lower in future periods.

         The Company and its U.S. defined benefit pension plan Master Trust started a twelve month program in July 1998 to purchase up to 5% of the Company's outstanding shares, or about 550,000 shares. The total cost would be $16.5 million at $30 per share. The Company expects operating cash flows in fiscal 1999, supplemented with borrowings under the Bank Credit Agreement and purchases by the Company's U.S. defined benefit pension plan Master Trust to fund the stock repurchase program. The repurchased shares will be available for use in connection with employee benefit plans and acquisitions.

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

PART I--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- CON'T

         On May 19, 1998, the Company issued $100,000,000 of Senior Notes. The proceeds were used to repay borrowings under the Bank Credit Agreement, which has increased the Company's borrowing capacity under the Bank Credit Agreement. At May 31, 1998, the Company had approximately $150.0 million available under its Bank Credit Agreement which management believes is adequate to meet its immediate needs.

         The year 2000 issue relates to the inability of some computerized applications to properly recognize and process date sensitive information using the year 2000. The Company has completed an assessment of its exposure to the year 2000 issue. As a result of this assessment, the Company has developed action plans to address its exposure. Implementation and testing of the action plans will take place throughout calendar years 1998 and 1999. Much of the issue has been and will continue to be addressed through the Company's ongoing efforts to implement integrated business systems at its operations. The Company does not anticipate year 2000 costs will significantly impact its operations, capital commitments or interrupt its ongoing operations.

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

PART II--OTHER INFORMATION


ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

                  a)       See Index to Exhibits


                  b) Reports on Form 8-K. During the quarter ended May 31, 1998, the Company filed one report on Form 8-K dated May 19, 1998, to announce the issuance of $100,000,000 of Senior Notes.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  ROBBINS & MYERS, INC.
                                                 -------------------------------





DATE:   JULY 15, 1998                 BY          /S/ STEPHEN R. LEY
       -----------------------------             -------------------------------
                                                  STEPHEN R. LEY

                                                  VICE PRESIDENT, FINANCE AND

                                                  CHIEF FINANCIAL OFFICER





DATE:   JULY 15, 1998                 BY          /S/ KEVIN J. BROWN
       -----------------------------             -------------------------------
                                                  KEVIN J. BROWN

                                                  CORPORATE CONTROLLER

                                                  (PRINCIPAL ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS



(4)    INSTRUMENTS DEFINING THE RIGHTS OF SECURITYHOLDERS
            10.1  Forms of $100 Million Senior Note Agreement dated May 1, 1998
                    *

(27)   FINANCIAL DATA SCHEDULE
            27.1 Financial Data Schedule-9 months ended 5/31/98               *
            27.2 Financial Data Schedule (Restated)-9 months ended 5/31/97    *



"*" Filed herewith