Form 10-K
period 1998-08-31
ROBBINS & MYERS INC
filed 1998-11-24
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


 For the Fiscal Year                                               Commission
Ended August 31, 1998                                          File Number 0-288
---------------------                                          -----------------
                              ROBBINS & MYERS, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         OHIO                                                   31-0424220
------------------------                                  ----------------------
(State of incorporation)                                     (I.R.S. employer
                                                          identification number)

  1400 Kettering Tower, Dayton, Ohio                                 45423
--------------------------------------                         -----------------

             Registrant's telephone number, including area code:-

                                 (937) 222-2610
                                 --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
   Title of each class                                     which registered
-------------------------                               ------------------------


(1)  Common Shares, without par value                          New York

(2)  6 1/2% Convertible Subordinated Notes, Due 2003

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for at least the past 90 days.
Yes [x] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At the close of business on October 23, 1998

         Number of Common Shares, without
                  par value, outstanding .......................................10,914,259

         Aggregate market value of Common
                  Shares, without par value, held
                  by non-affiliates of the Company............................$159,791,806


                       DOCUMENT INCORPORATED BY REFERENCE
                       ----------------------------------

         Robbins & Myers, Inc., Proxy Statement, dated November 11, 1998, for its Annual Meeting of Shareholders on December 9, 1998, definitive copies of the foregoing have been filed with the Commission. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

ITEM 1.        BUSINESS.
-------        ---------


BACKGROUND

         Robbins & Myers, Inc., an Ohio corporation (the "Company"), designs, manufactures and markets on a global basis high-performance, specialized fluids management products for the process industries. The Company's primary product platforms are Reactor Systems (43.9% and 43.0% of fiscal 1998 and 1997 sales, respectively), Energy Systems (18.6% and 14.0% of fiscal 1998 and 1997 sales, respectively), Industrial Mixers (17.8% and 22.0% of fiscal 1998 and 1997 sales, respectively), Industrial Pump Products (15.5% and 16.2% of fiscal 1998 and 1997 sales, respectively) and Corrosion-Resistant Products (4.2% and 4.8% of fiscal 1998 and 1997 sales, respectively).

         The Company has achieved a leading market share in each of its primary product platforms: the Company believes that it is first worldwide in Reactor Systems and in progressing cavity Industrial Pump Products, and second worldwide in Industrial Mixers. In addition, with the acquisition of Flow Control Equipment, Inc. ("FCE"), a manufacturer of wellhead equipment, rod guides, pipeline closures and valves in fiscal 1998, the Company has broadened its product offerings serving oil and gas exploration, production and pipeline markets. The Company can now provide customers with a wide array of products and systems in its Energy Systems product platform. The Company also believes that its principal brand names, such as - Pfaudler(R), Moyno(R), Chemineer(R), Edlon(R) Hercules(R), Patco(R), Resun(R) and Yale(R), are well-known in the marketplace and are associated with quality products and extensive customer support, including product application engineering, state-of-the-art customer test facilities and strong aftermarket service and support.

         The Company markets its products globally to end users where the pumping, mixing, treatment, chemical processing, measurement and containment of gases, fluids and particulates are important elements in their production processes. The diverse industries with fluid management needs served by the Company's products are specialty chemicals, pharmaceutical, oil and gas exploration, production and pipeline, wastewater treatment, food and beverage, pulp and paper and semiconductor.

         The Company seeks to balance its mix of products and services and maintain overall stability in its operating results principally through increased levels of higher margin aftermarket sales, broad international presence with manufacturing facilities in twelve countries, and end user market diversification. In fiscal 1998 aftermarket sales to the Company's customers, as well as customers of its competitors, accounted for 32.3% of total sales and sales to non-U.S. customers accounted for 47.2% of total sales.

         The Company seeks to continue to grow by (i) capitalizing on the inherent growth of its end user markets, particularly longer-term, high-growth markets such as oil and gas exploration, production and pipeline, specialty chemicals, pharmaceutical, and food additives and supplements, which collectively account for over 75% of the Company's sales; (ii) exploiting acquisition opportunities for industry consolidation within existing markets, specifically the highly fragmented positive displacement pump and industrial mixer industries; (iii) expanding geographically, both internally and through acquisitions, into emerging markets such as the Asia-Pacific Rim, South America and Western Canada oilfields; and

 (iv) establishing new product lines through acquisitions of related fluids management businesses such as valves, seals, filters and grinders.

         The Company's business related to oil and gas exploration, production and pipeline activities has been adversely impacted by the decline in crude oil prices in the latter half of fiscal 1998. In addition, geographic expansion into the Asia - Pacific Rim area has been slowed by the general economic uncertainties in that region. In the long-term the Company believes these areas will recover and be a source of growth for the Company.

         The Company operates in one industry segment--fluids management. Information concerning the Company's net sales, operating income and identifiable assets by geographic area and export sales for the years ended August 31, 1998, 1997 and 1996 is set forth in the "Information by Geographic Area" note to the Consolidated Financial Statements included at Item 8 and is incorporated herein by reference.


ACQUISITIONS

         On December 5, 1997, the Company acquired all of the outstanding capital stock of Technoglass S.r.L. ("Technoglass") for $8,058,000 in cash and notes. Technoglass, with sales of approximately $10,000,000, manufacturers glass-lined storage and reactor vessels and related equipment and is located near Venice, Italy.

         On December 19, 1997, the Company acquired all of the outstanding capital stock of FCE for $109,300,000 in cash (or approximately $106,030,000 after application of available FCE cash) at closing. FCE, with annual sales of approximately $50,000,000, supplies a broad line of products for use in artificial lift applications in the oil and gas exploration, production and pipeline markets, including rod guides, wellhead equipment and valves. FCE also supplies closures and valves for gas transmission and distribution applications.


REACTOR SYSTEMS

         The Company's Reactor Systems business, consisting of its Pfaudler, Tycon and Technoglass business units, manufactures and sells glass-lined reactor and storage vessels, mixing systems and accessories, including instrumentation and piping. These products are principally used in the pharmaceutical and specialty chemicals end user markets. A reactor system performs critical functions in batch production processes by providing a temperature, agitation and pressure controlled environment for often complex chemical reactions. The glass-lined vessel is made by lining a specially constructed steel vessel with glass bonded to the inside steel surface. Substantial knowledge is required to properly manufacture a glass-lined vessel. Special glasses are used to both bond with the steel surface and provide an inert, corrosion-resistant surface that will not contaminate the chemicals in the vessel. Reactor systems have vessels with capacities between one and 15,000 gallons, are generally custom-ordered and designed, and are often equipped with various accessories such as drives, glass-lined agitators and baffles, and instruments. A fully equipped reactor system can cost up to $300,000. The Reactor Systems business also manufactures and sells glass-lined storage vessels with capacities up to 25,000 gallons to mostly the same customers that use glass-lined reactor systems. A summary of the Company's Reactor Systems business is as follows:

                                      End User Markets
                        ---------------------------------------------
                                                                 % of               Major                   Principal
Market Position         Markets                            1998 Sales         Competitors                      Brands
----------------------------------------------------------------------------------------------------------------------
#1                      Specialty Chemicals                       52%          DeDietrich                   Glasteel(R)
                        Pharmaceutical                            38%                                       Pfaudler(R)
                        Other                                     10%                                          Tycon(R)
                                                                                                         Technoglass(R)
                                                                                                                 GPS(R)
                                                                                                                 CRS(R)
                                                                                                                 UGE(R)

The Company believes that Pfaudler is the largest supplier of glass-lined reactor systems with DeDietrich of France being the next largest supplier. Outside of Japan, Tycon is the third largest supplier. The Japanese suppliers largely supply only the Japanese market. In December 1997, Tycon purchased Technoglass, which was the second largest Italian supplier. Pfaudler manufactures its glass-lined reactor systems in seven countries, the U.S., the U.K., Germany, India, Brazil, Mexico and China. Tycon and Technoglass manufacture their glass-lined reactor systems in Italy.

Sales, Marketing And Distribution:

         Pfaudler(R), Tycon(R) and Technoglass(R) glass-lined reactor vessels, storage systems and accessories are sold directly to customers by a Company-employed direct sales force of approximately 30 persons, approximately 20 of whom are based outside the United States and manufacturers' representatives. Pfaudler and Tycon are particularly focused on continuing to develop preferred supplier relationships with major pharmaceutical and specialty chemical companies, as these companies continue to expand their production operations in emerging markets.

Aftermarket Sales:

         Pfaudler has a large installed base of glass-lined reactor systems since it has been the leading supplier of these systems for more than 50 years. Aftermarket products and services are an important part of Pfaudler's sales and include field service, replacement parts, accessories and reconditioning used vessels. Glass-lined vessels require regular maintenance and care because of their harsh operating environments and strict purity requirements. The Company has expanded the aftermarket capabilities of Pfaudler through acquisitions and joint ventures in recent years to better meet the needs of its customers, as many customers are reducing their internal engineering staffs and outsourcing maintenance activities. Pfaudler established a joint venture with Universal Process Equipment Inc. called Universal Glasteel Equipment ("UGE") to refurbish and sell used, glass-lined vessels. For many customers, used vessels are a cost effective alternative to new vessels. They are more affordable, warranted with the same quality specifications and can often be delivered to a customer faster than a new vessel.

         Pfaudler acquired Pharaoh in 1995 to strengthen its U.S. aftermarket business by combining Pharaoh with Pfaudler's aftermarket business to create a new aftermarket organization, Glasteel Parts & Service ("GPS"). Pfaudler also acquired Cannon in 1995 to strengthen the U.K. aftermarket business by combining Cannon with Chemical Reactor Services ("CRS"), Pfaudler's U.K. aftermarket business. GPS and CRS are the largest providers of aftermarket services to the U.S. and U.K. installed base of glass-lined vessels, including the installed base of competitors.

Competition:

         Pfaudler and Tycon compete principally with DeDietrich in all world markets except Japan, China and India. Pfaudler has the leading market share and installed base in all the countries in which it operates facilities. Tycon has the leading share in Italy and has a significant presence in Switzerland and Germany. DeDietrich has a dominant position in France, where its main facility is located, and a significant presence in other continental European markets and the U.S.

         Pfaudler is the market leader in Mexico, South America and India. In April 1996, the Company announced a 60% owned joint venture agreement with a Chinese glass-lined equipment manufacturer. The joint venture has a small market share of a fragmented Chinese market, but is upgrading its products to supply Western quality glass-lined vessels to customers in China. The markets in Japan, Taiwan and Korea are largely supplied by Japanese manufacturers that sell few products to markets outside the region.

         The Company believes that it will benefit from the long-term trend of high levels of capital expenditures within the pharmaceutical industry. This trend is driven by the significant industry growth rates from globalization of manufacturing facilities to service emerging markets, development of innovative drugs which often require new process facilities or retrofit of existing facilities, and expiration of patents on certain drugs which will result in greater production of generic equivalents.


ENERGY SYSTEMS

         R&M Energy Systems ("Energy Systems") manufactures and sells a variety of specialized products to the oil and gas exploration, production and pipeline markets. These products are principally used either down a well hole or at a wellhead. A summary of the Company's Energy Systems business is as follows:

                                      End User Markets
                        ---------------------------------------------
                                                                 % of               Major                   Principal
Market Position         Markets                            1998 Sales         Competitors                      Brands
----------------------------------------------------------------------------------------------------------------------
N/A                     Oil & Gas                                 95%              Halliburton                 Moyno(R)
                        Other                                      5%             Baker-Hughes               New Era(R)
                                                                                   Weatherford                 Patco(R)
                                                                                       Telford                 Hamer(R)
                                                                                                            Hercules(R)
                                                                                                              Magnum(R)
                                                                                                               Resun(R)
                                                                                                            Staytite(R)
                                                                                                                Yale(R)

         Energy Systems sells a line of power sections and down-hole progressing cavity pumps. Moyno(R) power sections are used to drive the drill bit in horizontal and directional drilling applications, often with multiple wells drilled from a single location. Power sections utilize the same technology as is used in progressing cavity pumps. Down-hole pumps are used primarily to lift crude oil to the surface where there is not enough natural pressure and for dewatering gas wells. The largest oilfields that benefit from using down hole pumps are in Canada, the U.S., Venezuela and the Commonwealth of Independent States ("CIS"). These products are manufactured in Fairfield, California and Willis, Texas (near Houston). In addition, the Company operates a facility in Belgium that relines power section stators for the European aftermarket.

         Energy Systems, through its FCE acquisition, also has three additional main product lines that also serve the oil and gas exploration, production and pipeline markets. Rod guides are placed on down hole rods used to pump oil to protect the rods and the well casings from damage during operations and to enhance the flow of fluid to the surface. Wellhead products are used at the wellhead to control the flow of oil, gas and other material from the well. Closure products are used in oil and gas pipelines to allow access to a pipeline at selected intervals. Rod guides are produced and applied at several rod guide service centers located in the U.S. and Canadian oilfields. Wellhead products and closure products are manufactured at two plants in Texas.

Sales, Marketing And Distribution:

         Power sections are sold directly to oilfield service companies through a sales office in Houston, Texas. In fiscal 1997, Energy Systems discontinued selling downhole pumps through distributors in Canada and began selling direct through service centers. Rod guides and wellhead equipment in the U.S. and Canada are also sold through Company service centers in key oilfield locations. Energy Systems currently operates nine service centers in the U.S. and nine service centers in Alberta, Canada. Downhole pumps in the U.S. are sold through three distributors, and several other distributors have been established in South America, the CIS and Asia. Wellhead products and closure products are also sold through a distributor network in the U.S.

Aftermarket Sales:

         Aftermarket sales are principally the relining of stators, a key component of power sections and down-hole pumps. Power section and down-hole pump rotors and rod guides wear out after regular usage, but replacement sales of these items are not identifiable and are not classified as aftermarket sales.

Competition:

         Energy Systems is the leading manufacturer of power sections. A few potential customers have backward integrated and produce their own power sections. Energy Systems is also the leading supplier of rod guides, wellhead components and pipeline closure products and is the second leading supplier of down-hole progressing cavity pumps. While the oil and gas exploration, production and pipeline marketplace is highly fragmented, Energy Systems believes that with its leading positions in these products, as well as the introduction of its well drivehead product in fiscal 1998, it is positioned to be a full line supplier with the capability to provide customers with complete system sourcing.


INDUSTRIAL MIXERS

         Chemineer manufactures industrial mixers that range from fractional horsepower sizes to over 1,000 horsepower. Prices for mixers and agitators range from hundreds of dollars for small portable mixers to more than $1 million for large, customized mixers. Chemineer consists of a combination of four acquisitions: JWI, Prochem, Chemineer and Greerco. A summary of the Company's Industrial Mixers business is as follows:


                                      End User Markets
                        ---------------------------------------------
                                                                 % of               Major                   Principal
Market Position         Markets                            1998 Sales         Competitors                      Brands
----------------------------------------------------------------------------------------------------------------------
#2                      Specialty Chemicals                       57%            Lightnin                  Chemineer(R)
                        Pharmaceutical                            11%               Ekato                    Valchem(R)
                        Pulp & Paper                               8%              Satake                     Kenics(R)
                        Wastewater                                 8%                                        Greerco(R)
                        Other                                     16%                                        Prochem(R)

         Chemineer's product line consists of top-entry, side-entry, gear-driven, belt-driven, and static mixers. The Company's Industrial Mixers are used in a variety of applications, ranging from simple storage tank agitation to critical applications in polymerization and fermentation processes.

         Chemineer products include a line of high-quality turbine agitators. These gear-driven agitators are available in various sizes, a wide selection of mounting methods, and drive ranges from one to 1,000 horsepower. The Chemineer(R) line also includes top-entry turbine agitators with drive ranges from one-half to five horsepower, designed for less demanding applications, and a line of portable gear-driven and direct drive mixers, which can be clamp mounted to tanks to handle batch mixing needs. The principal end user markets for Chemineer(R) products are speciality chemicals, pharmaceutical, food and beverage and wastewater treatment.

         Prochem(R) industrial mixers are principally belt-driven, side-entry mixers used primarily in the pulp and paper and mineral process industries. Kenics(R) mixers are continuous mixing and processing devices, with no moving parts, which are used in specialized static mixing and heat transfer applications. Static mixers in heat exchangers greatly increase the heat transfer process in certain applications. Greerco(R) mixers are high-shear mixers used primarily for paint, cosmetics, plastics and adhesive applications. Mixers are manufactured in Dayton, Ohio and North Andover, Massachusetts in the U.S. and Derby, England.

Sales, Marketing And Distribution:

         Chemineer(R) industrial mixers are sold through regional sales offices and through a network of approximately 125 U.S. and 30 non-U.S. manufacturers' representatives. Chemineer maintains regional sales offices for such equipment in Ohio, Texas, Canada, the U.K., Singapore, Taiwan and China.

Competition:

         The mixer equipment industry is highly competitive. Three companies account for a significant portion of U.S. sales, but compete with numerous smaller manufacturers. The Company believes that Chemineer's application engineering know-how, diverse products, product quality and customer support allow it to compete effectively in the market place. Chemineer is expanding its presence internationally, especially in Asia. To that end, Chemineer operates a liaison office in Shanghai to establish contacts and relationships in China. Chemineer established in March 1995 a majority-owned joint venture with General Resources Company of Taipei, Taiwan operating in Singapore and Taiwan to provide sales, marketing and product engineering for the entire line of Chemineer mixers and agitators throughout East Asia.


INDUSTRIAL PUMP PRODUCTS

         Moyno Industrial Products ("Moyno") manufactures and sells progressing cavity pumps and related products into the wastewater treatment, speciality chemicals, oil, food and beverage, and pulp and paper end user markets. Prices range from several hundred dollars for small pumps to up to $200,000 for large pumps such as those used in wastewater treatment applications. A summary of the Company's progressing cavity Industrial Pump Products business is as follows:

                                      End User Markets
                        ---------------------------------------------
                                                                 % of                Major                  Principal
Market Position         Markets                            1998 Sales          Competitors                     Brands
----------------------------------------------------------------------------------------------------------------------
#1                      Wastewater                                32%              Netzsch                     Moyno(R)
                        Specialty Chemicals                       14%                 Mono                       R&M(R)
                        Oil & Gas                                  9%               Seepex                 Tri-Phaze(R)
                        Food & Beverage                            9%                  PCM
                        Pulp & Paper                               7%
                        Other                                     29%

         Progressing cavity technology involves utilizing a motor-driven, high-strength, single or multi-helix rod as a rotor within an elastomer-lined stator. The spaces between the helixes created continual cavities which enable the fluid to move from the suction end to the discharge end. The continuous seal creates positive displacement and an even flow regardless of the speed of the application. Progressing cavity pumps are versatile, as they can be positioned at any angle and can deliver flow in either direction without modification or accessories. These pumps are able to handle fluids ranging from high pressure water and shear sensitive materials to heavy, viscous, abrasive, solid-laden slurries and sludges. Pumps are manufactured in Springfield, Ohio and there are pump assembly and service centers in the U.K. and Singapore.

Sales, Marketing And Distribution:

         Industrial Pump Products are sold worldwide through approximately 55 U.S. and 30 non-U.S. distributors and 40 U.S. and 15 non-U.S. manufacturers' representatives. These networks are managed by 11 regional sales offices in the U.S., one office in the U.K. and one office in Singapore.

Competition:

         Moyno has a large installed based and the leading market share in the U.S., and a smaller presence in Europe and Asia. While the Company believes Moyno is the world leader in the manufacture of progressing cavity pumps, the market is competitive and includes many different types of similar equipment and several competitors, none of which is dominant. In addition, there are several other types of positive displacement pumps including gear, lobe and air-operated diaphragm pumps that compete with progressing cavity pumps in certain applications.


CORROSION-RESISTANT PRODUCTS

         Edlon-PSI manufactures and sells lined pipe and fittings, coatings and liners for process equipment, fluoropolymer roll covers for paper machines and glass-lined reactor systems accessories. Edlon-PSI's products are used principally in the specialty chemicals, pharmaceutical and semiconductor end user markets to provide corrosion-resistant environments and in the paper industry for release applications. A summary of the Company's Corrosion-Resistant Products business is as follows:

                                       End User Markets
                        -----------------------------------------------
                                                                   % of                      Major          Principal
Market Position         Markets                              1998 Sales                Competitors             Brands
----------------------------------------------------------------------------------------------------------------------
N/A                     Speciality Chemicals                        53%          Crane Resistoflex             Edlon(R)
                        Pharmaceutical                              14%                        Dow               PSI(R)
                        Pulp & Paper                                11%                         3P
                        Semiconductors                               7%
                        Other                                       15%

         Edlon-PSI primarily competes by offering highly engineered products and products made for special needs that are not readily supplied by competitors. Edlon-PSI is able to compete effectively based on its extensive knowledge and application experience with fluoropolymers. Products are made in Avondale, Pennsylvania, Charleston, West Virginia and Leven, Scotland.

Sales, Marketing And Distribution:

         Edlon(R) and PSI(R) products in the U.S. are sold through both a distributor network for higher volume items such as lined pipe and pipe liners, and a direct sales force and sales representatives for lower volume products. Outside the U.S., products are sold through sales representatives except for the U.K., where products are sold through a direct sales force.

Aftermarket Sales:

         Edlon-PSI products do not typically have parts or components that routinely wear out or need replacement, and therefore aftermarket sales are insignificant.


BACKLOG

         At August 31, 1998 and 1997, the Company's order backlog was $96.0 million and $110.1 November 20, 1998 million, respectively. Within the next twelve months the Company expects to ship all of its backlog. Sales of the Company's products are not subject to material seasonal fluctuations.

CUSTOMERS

         Sales are not concentrated with any customer, as no customer represented more than 5% of sales in fiscal years 1998, 1997 or 1996.

RAW MATERIALS

         Raw materials are purchased from various vendors that generally are located in the same country as the Company facility using the raw materials. The supply of raw materials and components has been adequate and available without significant delivery delays. No events are known or anticipated that would change the sources and availability of raw materials. No supplier provides more than 5% of the Company's raw materials.

GENERAL

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

         During 1998, the Company spent approximately $2.0 million on research and development activities compared to $2.0 million and $2.6 million in 1997 and 1996, respectively.
         Compliance with federal, state and local laws regulating the discharge of materials into the environment is not anticipated to have any material effect upon the capital expenditures, earnings or competitive position of the Company.

         At August 31, 1998, the Company had approximately 3,000 employees, which includes approximately 200 at majority-owned joint ventures. Approximately 1,000 of these employees were covered by collective bargaining agreements at various locations. In fiscal year 1999 the Company has two labor contracts expiring related to approximately 240 employees at the Company's Pfaudler facility in Rochester, New York and 200 employees at the Company's Moyno facility in Springfield, Ohio. A three year labor agreement was reached with the employees of the Pfaudler facility in September 1998. The current agreement with the employees of the Moyno facility expires on February 1, 1999. The Company considers labor relations at each of its locations to be good.

ITEM 2.        PROPERTIES
-------        ----------

FACILITIES

         The Company's executive offices are located in Dayton, Ohio. The executives offices are leased and occupy approximately 10,000 square feet. Set forth below is certain information relating to the Company's principal operating facilities.


                                             SQUARE          PRODUCTS MANUFACTURED OR
LOCATION                                    FOOTAGE          OTHER USE OF FACILITY
----------------------------------------------------------------------------------------------------------------------
NORTH AND SOUTH AMERICA:
Rochester, New York                         500,000          Reactor Systems
Springfield, Ohio                           272,800          Industrial Pump Products
Dayton, Ohio                                160,000  (1)     Industrial Mixers
Borger, Texas                               116,000          Wellhead products for Energy Systems
Willis, Texas                               110,000          Down-hole pumps and power sections for Energy Systems
Mexico City, Mexico                         110,000          Reactor Systems
Taubate, Brazil                             100,000          Reactor Systems
Charleston, West Virginia                    75,000          Corrosion-Resistant Products
Tomball, Texas                               72,900  (1)     Valves and closures for Energy Systems
Fairfield, California                        60,000          Down-hole pumps and power sections for Energy Systems
Avondale, Pennsylvania                       50,000          Corrosion-Resistant Products
North Andover, Massachusetts                 30,000  (1)     Industrial Mixers
Sao Jose Dos Campos, Brazil                  30,000          Reactor Systems
Edmonton, Alberta, Canada                 25,000 to  (2)     Energy Systems, including three service centers
  3 plants (2 leased, 1 owned)          30,000 each
Rochester, New York                          10,000  (1)     Reactor Systems

EUROPE:
Schwetzingen, Germany                       400,000          Reactor Systems
Leven, Scotland                             240,000          Reactor Systems and Corrosion-Resistant Products
Quanto D'Altino, Italy                      120,000          Reactor Systems
San Dona di Piave, Italy                     90,000          Reactor Systems
Bilston, England                             50,000          Reactor Systems
Derby, England                               20,000  (1)     Industrial Mixers
Petit-Rechain, Belgium                       15,000          Power sections for Energy Systems
Kearsley, England                            14,000          Reactor Systems
Bolton, England                              14,000          Reactor Systems
Southampton, England                         10,000  (1)     Industrial Pump Products

                                   SQUARE                    PRODUCTS MANUFACTURED OR
LOCATION                           FOOTAGE                   OTHER USE OF FACILITY
----------------------------------------------------------------------------------------------------------------------
ASIA:
Gujurat, India                              350,000  (3)     Reactor Systems
Suzhou, China                               150,000  (4)     Reactor Systems
Singapore                                     5,000  (1)     Industrial Pump Products

(1)   Leased facility.

(2)   R&M Energy Systems also operates an additional 15 (9 U.S., 6 Canada) Service Centers, primarily in leased facilities between 5,000 and 10,000 square feet each. These locations are in the oil producing regions of the
      U.S. and Canada and manufacture Rod Guides and distribute other of the Company's Energy Systems products.
      Locations are: Bakersfield, California, Oklahoma City, Oklahoma, Odessa, Texas, Kilgore, Texas, Houston, Texas,
      Casper, Wyoming, Mt. Pleasant, Michigan, Williston, North Dakota, Wooster, Ohio and in Alberta, Canada -
      Bonnyville, Brooks, Elk Point, Provost, Sedgewick, and Taber.

(3)   Facility of a 40%-owned affiliate. (4) Facility of a 60%-owned subsidiary.

(4)   Facility of a 60%-owned subsidiary.

ITEM 3.        LEGAL PROCEEDINGS
-------        -----------------

     The Company is presently not a party to any material legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------        ---------------------------------------------------

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Maynard H. Murch IV, age 54, has been Chairman of the Board of the Company since July, 1979 and a director of the Company since 1977. Mr. Murch is also President and Chief Executive Officer of Maynard H. Murch Co., Inc. (investments), which is managing general partner of M.H.M. & Co., Ltd. (investments). Mr. Murch is also Vice President (since June, 1976) of Parker/Hunter Incorporated (dealer in securities), a successor firm to Murch and Co., Inc., a securities firm which Mr. Murch had been associated with since 1968.

     Daniel W. Duval, age 62, has been President and Chief Executive Officer of the Company and a director of the Company since December 3, 1986. Prior to joining the Company, he was President and Chief Operating Officer of Midland-Ross Corporation (a manufacturer of electrical, electronic and aerospace products and thermal systems) having held various positions with that company since 1960.

     Gerald L. Connelly, age 57, is Executive Vice President and Chief Operating Officer of the Company, having been elected to that position on May 1, 1996. He is also President of Pfaudler, Inc. He was President of the Process Industries Group of Eagle Industries, Inc. from 1993 until joining the Company. Previously, he served as President of Pulsafeeder, Inc. (metering pumps) for ten years.

     Stephen R. Ley, age 42, is Vice President, Finance and Chief Financial Officer of the Company, having been elected to that position on December 10, 1997. Since joining the Company in 1994, he has held the positions of Treasurer and Director, Financial Planning and Accounting at Corporate and Vice President, Finance and Chief Financial Officer at Pfaudler, Inc. From 1987 to 1994 he held various positions with Eagle Industries in the areas of finance and accounting. Prior to joining Eagle Industries, he was employed by the accounting firm of Arthur Andersen LLP for nine years.

     George M. Walker, age 61, is Vice President Development of the Company, having been elected to that position on December 10, 1997. From 1972 to 1997 he was Vice President and Chief Financial Officer and from 1968 to 1972, he held various positions with the Company in the areas of finance and accounting, including the position of Controller. Prior to 1968, he was employed by the accounting firm of Ernst & Young LLP for eight years.

     Kevin J. Brown, age 40, is Corporate Controller and Chief Accounting Officer of the Company, having been elected to that position on December 12, 1995 after joining the Company on October 10, 1995. Prior to joining the Company, he was employed by the accounting firm of Ernst & Young LLP for fifteen years.

     Joseph M. Rigot, age 55, is Secretary and General Counsel of the Company, having been elected to that position in 1990. He has been a partner with the law firm of Thompson Hine & Flory L.L.P. Dayton, Ohio, for more than five years.

     The term of office of all executive officers of the Company is until the next Annual Meeting of Directors (December 9, 1998) or until their respective successors are elected.

                                                      PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-------        -----------------------------------------------------
               STOCKHOLDER MATTERS
               -------------------

     (A) The Company's common shares began trading on the New York Stock Exchange under the symbol RBN on December 16, 1997. Previously, the common shares were traded on the NASDAQ/ National Market Systems. The prices presented in the following table are the high and low sales prices for the common shares for the periods presented.


                                                                                                            Dividends
                                                              High                   Low                         Paid
                                                     ----------------------------------------------------------------

Fiscal 1998
---------------------
1st Quarter                                                  $39.50                 $32.00                       .050

2nd Quarter                                                   40.50                  31.25                       .055

3rd Quarter                                                   39.63                  29.50                       .055

4th Quarter                                                   30.38                  23.00                       .055

Fiscal 1997
---------------------
1st Quarter                                                  $25.00                 $20.00                      $.044

2nd Quarter                                                   29.50                  22.25                       .050

3rd Quarter                                                   34.75                  24.25                       .050

4th Quarter                                                   36.75                  32.00                       .050

         (B) As of October 23, 1998, the Company had approximately 650 shareholders of record. Based on requests from brokers and other nominees, the Company estimates there are approximately an additional 2,700 shareholders.

         (C) Dividends paid on common shares are presented in the table in Item 5(a). The Company's credit agreements include certain covenants which restrict the Company's payment of dividends. The amount of cash dividends plus stock repurchases the Company may incur in each fiscal year is restricted to the greater of $2,500,000 or 20% of the Company's net income for the immediately preceding fiscal year. For purposes of this test, stock repurchases related to stock option exercises or in connection with withholding taxes due under any stock plan in which employees or directors participate are not included. Under this formula, such cash dividends and treasury stock purchases in fiscal 1999 are limited to $6,246,000.

ITEM 6.        SELECTED FINANCIAL DATA
-------        -----------------------


FIVE YEAR FINANCIAL HIGHLIGHTS
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except per share, shareholder and employee data)

                                                                1998 (1)      1997 (1)      1996         1995 (1)      1994 (1)
                                                               ---------     ---------   ---------      ---------     ---------
Operating Results
      Net sales                                                $ 436,474     $ 385,663   $ 350,964      $ 302,952     $ 121,647
      Gross profit                                               158,713       138,781     119,030        101,304        44,981
      Operating expenses                                          99,351        89,772      80,272         74,234        28,733
      Operating income                                            60,142        49,521      39,455         26,320        12,102
      Income before extraordinary items                           31,230        28,866      20,338         11,825         6,355
      Extraordinary items, net of tax (2)                              0             0        (813)         1,332             0
                                                               ---------     ---------   ---------      ---------     ---------
      Net income                                               $  31,230     $  28,866   $  19,525      $  13,157     $   6,355
                                                               =========     =========   =========      =========     =========

      Depreciation and amortization                            $  23,516     $  15,963   $  13,877      $  12,401     $   4,594
      Capital expenditures                                        23,020        22,071      16,453         10,133         6,798
      Cash flow from operating activities                         48,574        35,246      32,060         33,017        14,601
      Ending backlog                                              96,022       110,078     109,921        107,423        73,944

Financial Condition
      Total assets                                             $ 501,008     $ 372,354   $ 300,340      $ 270,407     $ 258,130
      Total debt                                                 206,242       116,083      73,533         67,901        83,790
      Shareholders' equity                                       150,763       124,475      91,437         69,939        57,039
      Total capitalization                                       357,005       240,558     164,970        137,840       140,829

Performance Statistics
      Percent of net sales
           Gross profit                                             36.4%         36.0%       33.9%          33.4%         37.0%
           Operating expenses                                       22.8          23.3        22.9           24.5          23.6
           Operating income                                         13.8          12.8        11.2            8.7           9.9
           Income before extraordinary items                         7.2           7.5         5.8            3.9           5.2
           Net income                                                7.2           7.5         5.6            4.3           5.2
      Debt as a % of total capitalization                           57.8          48.3        44.6           49.3          59.5
      Return on shareholders' equity (3)                            22.7          26.7        25.2           18.6          11.6

Per Share Data (4)
      Income per share, diluted:
           Before extraordinary items                          $    2.43     $    2.29   $    1.84      $    1.10     $    0.60
           Extraordinary items, net of tax (2)                         0             0       (0.07)          0.13             0
                                                               ---------     ---------   ---------      ---------     ---------
           Net income per share                                $    2.43     $    2.29   $    1.77      $    1.23     $    0.60
                                                               =========     =========   =========      =========     =========
      Shareholders' equity (book value)                        $   13.68     $   11.38   $    8.63      $    6.72     $    5.55
      Dividends declared                                           0.215         0.194       0.169          0.150         0.144
      Market price of common stock:
           High                                                    40.50         36.75       26.50          14.38         10.38
           Low                                                     23.00         20.00       13.63          8.25.          7.75
           Close                                                   23.75         32.63       22.00          13.72          9.38
      Price/earnings ratio at August 31, diluted                     9.8          14.4        12.5           11.3          15.5


Other Data
      Weighted average common shares outstanding, diluted (4)     13,906        13,625      11,046         10,738        10,522
      Number of shareholders (5)                                   3,326         2,723       1,632          1,520         1,098
      Number of employees                                          3,083         2,947       2,459          2,337         2,226



Notes to Five-Year Financial Highlights

(1)  1998 reflects the acquisitions of Flow Control Equipment, Inc. and Technoglass S.r.L. and 1997 reflects the acquisitions of Process Supply Inc., Spectrum Products, Inc., Greerco and Industrie Tycon, S.p.A., as discussed in the Business
     Acquisitions note. 1995 reflects the acquisition of Pharaoh and Cannon and 1994 reflects the acquisition of Pfaudler,
     Chemineer and Edlon.
(2)  Extraordinary items are extinguishment of debt.
(3)  Calculated using Income Before Extraordinary Items divided by average shareholders' equity.
(4)  1998 and 1997 reflect an additional 2,385,000 shares related to the convertible note issuance and 1995 and 1994 are adjusted to reflect the 2 for 1 stock split effective July 31, 1996.
(5)  As of September 1, 1998, the Company had 658 shareholders of record. Based on requests from brokers and other nominees, the Company estimates there are an additional 2,668 shareholders.


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------        ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------


OVERVIEW

         The Company seeks to balance its mix of products and services and maintain overall stability in its operating results principally through increased levels of aftermarket sales, increased non-U.S. sales and end market diversification. Aftermarket sales accounted for 32.3% of total company sales for fiscal 1998, 34.0% for fiscal 1997 and 35.0% for fiscal 1996. Sales to non-U.S. customers increased from 40.8% in 1996 to 47.2% in 1998 of total Company sales. Sales to non-U.S. customers increased from 40.8% in 1996 to 47.2% in 1998 of total Company sales. The Company's primary markets are specialty chemicals, pharmaceuticals, oil and gas exploration and production, wastewater treatment, food and beverage and pulp and paper.

         The Company purchased Flow Control Equipment, Inc. ("FCE") and Technoglass, S.r.L. ("Technoglass") in December 1997. The total cost of the acquisitions was $117.4 million in cash, notes and assumed debt ($114.1 million after application of available FCE cash at closing). These acquisitions accounted for $41.0 million of sales and $6.6 million of operating income in fiscal 1998. In fiscal 1997 the Company purchased Process Supply, Inc., Spectrum Products, Inc. and the high shear mixer business of Greerco in February 1997 and Industrie Tycon S.p.A. ("Tycon"), the largest of the acquisitions, in May 1997. The total cost of these acquisitions was $48.3 million in cash, Company stock, notes and debt assumed. These acquisitions accounted for $12.6 million of sales and $3.1 million of operating income in fiscal 1997.

RESULTS OF OPERATIONS

         The following table presents the components of the Company's statement of income as a percent of net sales for fiscal 1998, 1997 and 1996.


                                                      Year Ended August 31,
                                                     1998      1997      1996
                                                   ------    ------    ------
Net sales                                           100.0%    100.0%    100.0%

Cost of sales                                        63.6      64.0      66.1
                                                   ------    ------    ------
Gross profit                                         36.4      36.0      33.9
Operating expenses                                   22.8      23.3      22.9
Other (income)                                       (0.2)     (0.1)     (0.2)

                                                   ------    ------    ------
Operating income                                     13.8      12.8      11.2
Interest expense                                      2.9       1.6       2.0
                                                   ------    ------    ------
Income before income taxes and extraordinary item    10.9      11.2       9.2
Income taxes                                          3.7       3.7       3.4
                                                   ------    ------    ------
Income before extraordinary item                      7.2       7.5       5.8
Extraordinary item, net of tax                        0.0       0.0      (0.2)
                                                   ------    ------    ------
Net income                                            7.2%      7.5%      5.6%
                                                   ======    ======    ======

         FISCAL 1998 COMPARED TO FISCAL 1997---Net sales of $436.5 million for fiscal 1998 were $50.8 million, or 13.2% higher than for fiscal 1997. This increase was primarily attributable to the acquired businesses. Excluding the effect of the acquired businesses, sales have been relatively consistent with the prior year with increases in Reactor Systems and Industrial Pump Products being offset by declines in Energy Systems and Industrial Mixers. Net income of $31.2 million was 8.2% higher than for fiscal 1997. Diluted income per share rose 6.1% to $2.43 compared to $2.29 for fiscal 1997. Company backlog at the end of fiscal 1998 is $96.0 million, down $14.1 million from the prior year. Most of the decrease was from a slow down in large projects, especially large engineered systems orders within Reactor Systems and multiple mixer orders in Industrial Mixers. The reduction in these large orders represent delays in large capital expenditures due to the recent economic uncertainty. There is also a backlog decrease in Energy Systems due to the significant decline in oil prices in 1998. The businesses acquired in 1998 had little backlog at the time of acquisition.

         The gross margin percent increased from 36.0% for fiscal 1997 to 36.4% for fiscal 1998 due to cost containment and positive contribution from the 1998 acquisitions. Operating expenses as a percent of sales decreased slightly from 23.3% for fiscal 1997 to 22.8% for fiscal 1998. The acquired businesses operating expenses as a percent of sales were similar to the Company's. The decrease in operating expense percent at the base businesses was due to lower levels of variable compensation and corporate cost reductions. Other (income) for fiscal 1998 includes income from joint ventures of $2.1 million, or 0.5% of net sales for fiscal 1998, and $2.3 million, or 0.6% of net sales for fiscal 1997.

         Interest expense increased to $12.8 million for fiscal 1998 from $6.4 million for fiscal 1997. This was due to higher average debt levels related to the acquisition costs of the acquired businesses, as the effective interest rate has remained stable. The effective income tax rate was 34.0% for fiscal 1998 compared to 33.0% for fiscal 1997. This increase was due to a reduced benefit in fiscal 1998 from the utilization of loss carryforwards outside the U.S. as these loss carryforwards were fully realized in 1997 and 1998 in certain countries. Net deferred income tax assets of $4.1 million at August 31, 1998 primarily relate to U.S. operations. Future pretax income at fiscal 1998 levels would be sufficient to realize these assets.

         FISCAL 1997 COMPARED TO FISCAL 1996---Net sales of $385.7 million for fiscal 1997 were $34.7 million, or 9.9% higher than for fiscal 1996. This increase was due to strong demand for the Company's Industrial Mixers, Reactor Systems and Energy Systems Products and $12.6 million attributed to fiscal 1997 acquisitions. Net income of $28.9 million was 47.8% higher than for fiscal 1996. Diluted income per share rose 29.4% to $2.29 compared to $1.77 for fiscal 1996. Incoming business was steady and the Company's backlog of $110.1 million at August 31, 1997 was at the same level as the end of the prior year.

         The gross margin percent increased from 33.9% for fiscal 1996 to 36.0% for fiscal 1997 due to higher sales volume, cost containment and positive contribution from the fiscal 1997 acquisitions. Operating expenses as a percent of net sales increased slightly from 22.9% for fiscal 1996 to 23.3% for fiscal 1997 due to the establishment of a direct sales force to serve Energy Systems' customers in Canada, start-up costs associated with Energy Systems' new manufacturing plant in Houston, Texas and Reactor Systems' joint venture in China. Other (income) for fiscal 1997 includes income from joint ventures of $2.3 million, or 0.6% of net sales for fiscal 1997, and $2.0 million, or 0.6% of net sales for fiscal 1996.

         Interest expense decreased to $6.4 million for fiscal 1997 from $7.1 million for fiscal 1996. Interest expense was favorably impacted by lower interest rates of approximately 1% associated with the $65.0 million of convertible subordinated notes issued in September, 1996 and the new senior debt agreement entered into in November, 1996. This was partially offset by higher average debt balances related to the 1997 acquisitions. The effective income tax rate was 33.0% for fiscal 1997 compared to 37.0% for fiscal 1996. The effective income tax rate for fiscal 1997 reflects the benefit of realization of non-U.S. loss carryforwards and a greater proportion of income before taxes being generated in countries outside the U.S. where the effective tax rate is lower than the U.S. rate. Net deferred income tax assets of $6.4 million at August 31, 1997 primarily relate to U.S. operations. Future pretax income at fiscal 1997 levels would be sufficient to realize these assets.

LIQUIDITY AND CAPITAL RESOURCES

         The Company anticipates capital expenditures of $15.9 million for fiscal 1999. The Company expects cash flow from operating activities to be adequate for operating needs, including scheduled debt service, planned capital expenditures, stock purchases and shareholder dividend requirements for fiscal 1999. There are no significant restrictions on the Company's ability to transfer funds from its non-U.S. subsidiaries to the Company.

         The Company started a twelve month program in July 1998 to purchase up to 5% of the Company's outstanding shares, or about 550,000 shares. During fiscal 1998, 96,600 shares were purchased by the Company at a cost of $2.8 million and 101,700 shares were purchased by the Company's U.S. defined benefit pension plan Master Trust at a cost of $2.8 million. The Company expects operating cash flows in fiscal 1999 to fund the remaining stock purchases. The repurchased shares will be available for use in connection with employee benefit plans and acquisitions.

         In fiscal 1998, cash flow from operating activities of $48.6 million and net debt borrowings of $88.3 million generated $136.9 million of cash. Significant cash uses in fiscal 1998 were $112.3 million for acquisitions capital expenditures of $23.0 million, $2.8 million to fund the purchase of 96,600 shares through the share repurchase program and dividend payments of $2.4 million.

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

         On November 25, 1997 the Company entered into an Amended and Restated Credit Agreement ("Bank Credit Agreement") that increased the Company's borrowing capacity from $150.0 million to $200.0 million. On May 19, 1998, the Company issued $100.0 million of Senior Notes. The proceeds from the Senior Notes were used to repay borrowings under the Bank Credit Agreement resulting in an increase in the Company's borrowing capacity under the Bank Credit Agreement. At August 31, 1998, the Company had approximately $154.0 million available under the Bank Credit Agreement which management believes is adequate to meet its immediate needs.

YEAR 2000

         Certain software and hardware systems are time sensitive. Older time sensitive systems often use a two digit dating convention ("00" rather than "2000") that could result in system failure and disruption of operations as the Year 2000 approaches. This is referred to as the Year 2000 issue. The Year 2000 issue will impact the Company, its suppliers, customers and other third parties that transact business with the Company.

         Each business unit within the Company has a Year 2000 team. These teams identified issues related to substantially all hardware and software systems within the Company, products sold by the Company, and significant suppliers and other third parties that transact business with the Company. Projects have been established to address all significant Year 2000 issues. Each Year 2000 team reports regularly to senior management on the progress of significant Year 2000 projects. Senior management reports to the Board of Directors quarterly on the Company's progress with Year 2000 projects.

         Most Year 2000 activities are to test hardware and software systems, including non-information technology systems such as telephones and CNC machines. The Company has determined that it needs to replace or modify some of its software and hardware systems. The Company is replacing most of the systems with Year 2000 issues and is reprogramming only a few software systems.

         The Company believes it has no material exposure to contingencies related to the Year 2000 issue for products sold as few Company products contain time sensitive hardware or software systems.

         The Company initiated communications with significant suppliers, customers and other relevant third parties to identify and minimize disruptions to the Company's operations from Year 2000 issues. However, there can be no certainty that the impacted systems and products of other parties on which the Company relies will be Year 2000 compliant.

         The estimated costs for resolving Year 2000 issues are approximately $1.6 million for fiscal 1998 and $1.8 million for fiscal 1999. Most of these costs are to replace existing software and hardware systems. Estimates of Year 2000 costs are based on numerous assumptions; and actual costs could be greater than estimated. Specific factors that might cause such differences include, but are not limited to, the continuing availability of personnel trained in this area and the ability to timely identify and correct all relevant software and hardware systems.

         The Company believes it is diligently addressing the Year 2000 issues and that it will satisfactorily resolve significant Year 2000 problems. The Company anticipates completing substantially all of its Year 2000 projects during fiscal 1999, with major completion milestones being targeted for the second and fourth quarters of fiscal 1999. In the event the Company falls short of these milestones, additional internal resources will be focused on completing these projects or implementing contingency plans.

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Annual Report contains various forward-looking statements and performance trends which are subject to certain risks and uncertainties that could cause actual results to differ materially from these statements and trends. Such factors include, but are not limited to, a significant decline in capital expenditure levels in the Company's served markets, a major decline in oil and gas prices, foreign exchange rate fluctuations, uncertainties surrounding the Year 2000 issues and the new Euro currency, continued availability of acceptable acquisition candidates and general economic conditions that can affect the demand in the process industries. Any forward-looking statements are made based on known events and circumstances at the time. The Company undertakes no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

ITEM 7A        QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------        ----------------------------------------------------------

MARKET RISK

         In its normal operations the Company has market risk exposure to foreign exchange rates. As a result of the Company's global operations, it has assets, liabilities and cash flows in currencies other than U.S. dollars. The Company's significant non-U.S. operations have their local currencies as their functional currency and primarily buy and sell using that same currency. The Company manages its exposure to its net assets and cash flows in currencies other than U.S. dollars by minimizing its non-U.S. dollar net asset positions through maintaining a portion of its bank debt in Italian Lira and matching net asset positions in certain currencies with net liability positions in other currencies that move in similar directions in relation to the U.S. dollar (for example the Italian lira and the German mark). The Company also enters into hedging transactions, primarily currency swaps under established policies and guidelines, that enable it to mitigate the potential adverse impact of foreign exchange rate risk. The Company does not engage in trading or other speculative activities with these transactions, as established policies require that such hedging transactions relate to specific currency exposures.

         The Company's main foreign exchange rate exposures relate to assets, liabilities and cash flows denominated in British pounds, German marks, Italian lira and Canadian dollars and the general economic exposure that fluctuations in these currencies could have on the dollar value of future non-U.S. cash flows. To illustrate the potential impact of changes in foreign currency exchange rates on the Company as of August 31, 1998, the Company's net unhedged exposures in each currency were remeasured assuming a 10% decrease in foreign exchange rates compared to the U.S. dollar. Using this method the Company's operating income and cash flow from operations for 1998 would have decreased by $1.8 million and $1.2 million, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes may also affect the volume of sales or the foreign currency sales prices as competitor's products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not include any effects of such potential changes in sales levels or local currency prices.

         The Company also has market risk exposure to interest rates. At August 31, 1998, the Company has $206.2 million in interest bearing debt obligations that are subject to market risk exposure due to changes in interest rates. To manage its exposure to changes in interest rates, the Company attempts to maintain a balance between fixed and variable rate debt. Such a balance in the debt profile is expected to moderate the Company's financing cost over time. If long-term corporate interest rates were to drop substantially, the Company is limited in its ability to refinance its fixed rate debt. However, the Company does have the ability to change the characteristics of its fixed rate debt to variable rate debt through interest rate swaps to achieve its objective of balance. No such interest rate swaps are outstanding at August 31, 1998.

         At August 31, 1998, $172.3 million of the outstanding debt is at fixed rates with a weighted average interest rate of 6.72% and $33.9 million is at variable rates with a weighted average interest rate of 6.50%. The estimated fair value of the Company's debt at August 31, 1998, is equal to its carrying amount. The following table presents the aggregate maturities and related weighted average interest rates of the Company's debt obligations at August 31, 1998, by maturity dates ($ in thousands):


                           U. S. Dollar             U. S. Dollar             Italian Lira
                            Fixed Rate              Variable Rate           Variable Rate
                       ---------------------     -------------------     ---------------------
Maturity Date
                         Amount        Rate        Amount       Rate        Amount        Rate
                       --------      ------      --------      -----      --------      ------
1999                     $2,808        8.00 %                               $1,331        6.39 %
2000                      3,526        8.00                                    712        6.52
2001                                                                           145        7.71
2002                                                 $700       8.50 %         169        7.71
2003                      1,008        6.67         3,000       8.50        24,735        5.97
Thereafter              165,000        6.72         2,100       8.50         1,008        7.71
                       --------      ------      --------      -----      --------      ------
Total                  $172,342        6.72 %      $5,800       8.50 %     $28,100        6.09 %
                       ========      ======      ========      =====      ========      ======


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------        -------------------------------------------


CONSOLIDATED BALANCE SHEET
Robbins & Myers, Inc. and Subsidiaries
($ in thousands)

                                                                        August 31,
                                                                     1998        1997
                                                                  ---------   ---------
ASSETS
Current Assets:
        Cash and cash equivalents                                 $   6,822   $  10,304
        Accounts receivable                                          72,266      60,668
        Inventories                                                  61,894      50,489
        Other current assets                                          4,669       2,491
        Deferred taxes                                                6,966       6,376
                                                                  ---------   ---------
              Total Current Assets                                  152,617     130,328
Goodwill, Net                                                       202,153     125,231
Other Intangible Assets, Net                                         18,959      19,744
Other Assets                                                          4,958       4,282
Property, Plant and Equipment, Net                                  122,321      92,769
                                                                  ---------   ---------
                                                                  $ 501,008   $ 372,354
                                                                  =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
        Accounts payable                                          $  31,051   $  28,254
        Accrued expenses                                             52,603      50,384
        Current portion of long-term debt                             4,139       4,085
                                                                  ---------   ---------
              Total Current Liabilities                              87,793      82,723
Long-Term Debt - Less Current Portion                               202,103     111,998
Deferred Taxes                                                        2,878           0
Other Long-Term Liabilities                                          57,471      53,158
Shareholders' Equity:
        Common stock-without par value:
        Authorized shares-40,000,000
        Issued shares-11,225,950 (11,079,489 in 1997)                35,749      32,020
        Treasury shares-204,436 (141,938 in 1997)                    (4,886)     (2,211)
        Retained earnings                                           122,580      93,735
        Equity adjustment for foreign currency translation           (1,779)      1,262
        Equity adjustment to recognize minimum pension liability       (901)       (331)
                                                                  ---------   ---------
                                                                    150,763     124,475
                                                                  ---------   ---------
                                                                  $ 501,008   $ 372,354
                                                                  =========   =========

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENT
Robbins & Myers, Inc. and Subsidiaries
($ in thousands, except per share data)

                                                      Years ended August 31,
                                                    1998        1997        1996
                                               ---------   ---------   ---------

Net sales                                       $436,474    $385,663    $350,964
Cost of sales                                    277,761     246,882     231,934
                                               ---------   ---------   ---------

Gross profit                                     158,713     138,781     119,030

Operating expenses                                99,351      89,772      80,272
Other (income)                                      (780)       (512)       (697)
                                               ---------   ---------   ---------

Operating income                                  60,142      49,521      39,455

Interest expense                                  12,821       6,437       7,076
                                               ---------   ---------   ---------

Income before income taxes and
   extraordinary item                             47,321      43,084      32,379

Income taxes                                      16,091      14,218      12,041
                                               ---------   ---------   ---------

Income before extraordinary item                  31,230      28,866      20,338

Extraordinary item, net of income taxes:
   (Loss) on extinguishment of debt                    0           0        (813)
                                               ---------   ---------   ---------

Net income                                       $31,230     $28,866     $19,525
                                               =========   =========   =========

Net income  per  share:
  Basic:
      Before extraordinary item                    $2.83       $2.67       $1.94
      Extraordinary item, net of income taxes          0           0       (0.08)
                                               ---------   ---------   ---------
   Total                                           $2.83       $2.67       $1.86
                                               =========   =========   =========

  Diluted:
      Before extraordinary item                    $2.43       $2.29       $1.84
      Extraordinary item, net of income taxes          0           0       (0.07)
                                               ---------   ---------   ---------
   Total                                           $2.43       $2.29       $1.77
                                               =========   =========   =========

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Robbins & Myers, Inc. and Subsidiaries
($ in thousands, except share data)

                                                                                             Foreign       Minimum
                                                      Common     Treasury    Retained       Currency       Pension
                                                      Shares      Shares     Earnings      Translation    Liability      Total
                                                    ----------  ----------  -----------   -------------  -----------   ----------
Balance at September 1, 1995                           $22,654    ($1,972)      $49,254            $777       ($774)      $69,939
       Net income                                                                19,525                                    19,525
       Cash dividends declared, $0.169 per share                                 (1,783)                                   (1,783)
       Stock options exercised, 113,066 shares             410                                                                410
       Proceeds from sale of 40,344 shares                 295         370                                                    665
       Performance stock awards                          1,050                                                              1,050
       Retirement of SAR's for common stock              1,700                                                              1,700
       Cost of 39,344 shares purchased                                (879)                                                  (879)
       Tax benefits of stock options exercised             508                                                                508
       Change in foreign currency translation                                                      (122)                     (122)
       Change in minimum pension liability                                                                       424          424
                                                    ----------  ----------  -----------   -------------  -----------   ----------

Balance at August 31, 1996                              26,617      (2,481)      66,996             655         (350)      91,437
       Net income                                                                28,866                                    28,866
       Cash dividends declared, $0.194 per share                                 (2,127)                                   (2,127)
       Stock options exercised, 91,750 shares              641                                                                641
       Proceeds from sale of 48,770 shares                 446         627                                                  1,073
       Value of 238,000 shares used
          for purchase of Process Supply, Inc.           2,751       3,706                                                  6,457
       Performance stock awards
          (111,260 shares issued)                        1,300                                                              1,300
       Cost of 149,621 shares purchased                             (4,063)                                                (4,063)
       Tax benefits of stock options exercised             265                                                                265
       Change in foreign currency translation                                                       607                       607
       Change in minimum pension liability                                                                        19           19
                                                    ----------  ----------  -----------   -------------  -----------   ----------
Balance at August 31, 1997                              32,020      (2,211)      93,735           1,262         (331)     124,475
       Net income                                                                31,230                                    31,230
       Cash dividends declared, $0.215 per share                                 (2,385)                                   (2,385)
       Stock options exercised, 165,800 shares             774         787                                                  1,561
       Proceeds from sale of 34,632 shares                 635         532                                                  1,167
       Performance stock awards
          (15,313 shares issued)                           581                                                                581
       Cost of 96,600 shares purchased through
          the Stock Repurchase Program                              (2,774)                                                (2,774)
       Cost of 35,182 shares purchased                              (1,220)                                                (1,220)
       Tax benefits of stock options exercised           1,739                                                              1,739
       Change in foreign currency translation                                                    (3,041)                   (3,041)
       Change in minimum pension liability                                                                      (570)        (570)
                                                    ----------  ----------  -----------   -------------  -----------   ----------
Balance at August 31, 1998                             $35,749     ($4,886)    $122,580         ($1,779)       ($901)    $150,763
                                                    ==========  ==========  ===========   =============  ===========   ==========

See Notes to Consolidated Financial Statements

STATEMENT OF CONSOLIDATED CASH FLOWS
Robbins & Myers, Inc. and Subsidiaries
($ in thousands)

                                                                                  Years Ended August 31,
                                                                                1998        1997        1996
                                                                           ---------   ---------   ---------
OPERATING ACTIVITIES:
    Net income                                                               $31,230     $28,866     $19,525
    Adjustment required to reconcile net income to net cash
         and cash equivalents provided by operating activities:
            Depreciation                                                      15,846      10,793       9,382
            Amortization                                                       7,670       5,170       4,495
            Deferred taxes                                                     3,493         889        (220)
            Loss from extinguishment of debt                                       0           0       1,355
            Performance stock awards                                             581       1,300       1,050
    Changes in operating assets and liabilities - excluding the effects of acquisitions:
            Accounts receivable                                                 (320)     (6,610)     (1,804)
            Inventories                                                         (495)      1,446      (5,302)
            Other current assets                                              (1,164)        551         308
            Other assets                                                      (1,902)     (1,710)        468
            Accounts payable                                                    (985)     (2,350)      3,036
            Accrued expenses and other liabilities                            (5,380)     (3,099)       (233)
                                                                           ---------   ---------   ---------
    Net cash and cash equivalents provided by operating activities            48,574      35,246      32,060

INVESTING ACTIVITIES:
    Capital expenditures, net of nominal disposals                           (23,020)    (22,071)    (16,453)
    Purchase of Flow Control Equipment and Technoglass                      (112,306)          0           0
    Purchase of Process Supply, Spectrum Products, Greerco and Tycon               0     (36,422)          0
                                                                           ---------   ---------   ---------
    Net cash and cash equivalents used by investing activities              (135,326)    (58,493)    (16,453)

FINANCING ACTIVITIES:
    Proceeds from debt borrowings                                            248,382     148,939      92,565
    Payments of long-term debt                                              (160,102)   (117,461)    (90,781)
    Retirement of SAR's and other financing costs                             (1,359)       (837)    (19,401)
    Proceeds from sale of common stock                                         2,728       1,979       1,583
    Purchase of common stock                                                  (3,994)     (4,063)       (879)
    Dividends paid                                                            (2,385)     (2,127)     (1,783)
                                                                           ---------   ---------   ---------
    Net cash and cash equivalents provided (used) by financing activities     83,270      26,430     (18,696)
                                                                           ---------   ---------   ---------
(Decrease) increase in cash and cash equivalents                              (3,482)      3,183      (3,089)
Cash and cash equivalents at beginning of year                                10,304       7,121      10,210
                                                                           ---------   ---------   ---------
Cash and cash equivalents at end of year                                      $6,822     $10,304      $7,121
                                                                           =========   =========   =========

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Robbins & Myers, Inc. and Subsidiaries

SUMMARY OF ACCOUNTING POLICIES

Consolidation
The consolidated financial statements include accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. All of the Company's operations are conducted in the fluids management industry.

Use Of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable
Accounts receivable are stated net of allowances for doubtful accounts totaling $1,539,000 and $1,097,000 at August 31, 1998 and 1997, respectively. Accounts receivable relate primarily to customers located in North America and Western Europe and are concentrated in the specialty chemical, pharmaceutical and oil and gas industries. To reduce credit risk, the Company performs credit investigations prior to accepting an order and, when necessary, requires letters of credit to insure payment.

Inventories
U.S. inventories are stated at the lower of cost or market determined by the last-in, first-out ("LIFO") method. At August 31, 1998 and 1997, the difference between estimated current replacement cost and the stated LIFO value was approximately $4,563,000 and $5,959,000, respectively.

Non-U.S. inventories are reported on the first-in, first-out ("FIFO") method and amounted to $33,393,000 and $30,380,000 at August 31, 1998 and 1997,
respectively.

Inventories consisted of the following:


                                                                     1998          1997
                                                              ------------  ------------
                                                                    (In thousands)
 Finished products                                                 $22,785       $13,607

 Work in process                                                    14,883        17,708

 Raw materials                                                      24,226        19,174
                                                              ------------  ------------
                                                                   $61,894       $50,489
                                                              ============  ============

Goodwill And Other Intangible Assets
Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired. Amortization expense is calculated on a straight-line basis over twenty to forty years. The carrying value of goodwill is reviewed quarterly if the facts and circumstances suggest that it may be impaired. If the review indicates that goodwill will not be recoverable, as determined by the undiscounted cash flow method, the asset will be reduced to its estimated recoverable value.

Other intangible assets consisted of the following:


                                                                         1998          1997
                                                                   ------------  ------------
                                                                          (In thousands)
 Patents                                                                 $1,184        $1,414

 Non-compete agreements                                                   5,757         6,984

 Financing costs                                                          3,172         2,661

 Acquisition costs                                                        4,782         4,360

 Pension intangible                                                       2,572         2,288

 Other                                                                    1,492         2,037
                                                                   ------------  ------------

                                                                        $18,959       $19,744
                                                                   ============  ============

Accumulated amortization of goodwill and other intangible assets totaled $20,564,000 and $12,894,000 at August 31, 1998 and 1997, respectively.
Amortization is calculated on the straight-line basis using the following lives:

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

Land improvements                                                    20 years
Buildings                                                            40 years
Machinery and equipment                                         3 to 15 years

The Company's normal policy is to charge repairs and improvements made to capital assets to expense as incurred. In limited circumstances, betterments are capitalized and amortized over the estimated life of the new asset and any remaining value of the old asset is written off. Repairs to machinery and equipment must result in an addition to the useful life of the asset before the costs are capitalized.

Property, plant and equipment consisted of the following:


                                                                          1998          1997
                                                                   ------------  ------------
                                                                          (In thousands)
Land and improvements                                                   $11,594       $11,471

Buildings                                                                42,590        37,275

Machinery and equipment                                                 132,146        94,210
                                                                   ------------  ------------
                                                                        186,330       142,956

Less accumulated depreciation                                            64,009        50,187
                                                                   ------------  ------------
                                                                       $122,321       $92,769
                                                                   ============  ============

Equity Investments
The Company owns 40% of Gujarat Machinery Manufacturers, Ltd. ("GMM"). GMM is located in India and manufactures and markets glass-lined storage and reactor vessels and related equipment, primarily for the Indian market. In addition, the Company owns 50% of Universal Glasteel Equipment ("UGE") located in Robbinsville, New Jersey. UGE is a supplier of used and reconditioned glass-lined storage and reactor vessels. The Company uses the equity method of accounting for these investments. The net investments at August 31, 1998 and 1997 are $2,715,000 and $3,144,000, respectively, and are included in other assets in the Consolidated Balance Sheet.

Foreign Currency Accounting
Gains and losses resulting from the settlement of a transaction in a currency different from that used to record the transaction are charged or credited to operations when incurred. Adjustments resulting from the translation of non-U.S. financial statements into U.S. dollars are recognized as a separate component of shareholders' equity for all non-U.S. units except the unit in Brazil. The U.S. dollar is the functional currency for the Brazilian unit. As a result, translation gains and losses for that operation are reflected in net income.

Research and Development
Research and development expenditures are expensed as incurred and amounted to approximately $2,041,000, $2,001,000 and $2,602,000 for the years ended August 31, 1998, 1997 and 1996, respectively.

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

In 1998 the Company recorded the following non-cash investing and financing transactions: $1,782,000 increase in goodwill and long-term debt related to the acquisition of Technoglass S.r.L. and $1,739,000 increase in common stock and decrease in income tax payable related to the tax benefits of stock options exercised.

In 1997 the Company recorded the following non-cash investing and financing transactions: $2,050,000 increase in other intangible assets and long-term debt related to the underwriter's discount on the issuance of the convertible notes, $2,952,000 increase in goodwill and long-term debt related to earn-out provisions of the Pharoah acquisition in 1995, an increase in tangible and intangible assets of $9,957,000, long-term debt of $3,500,000 and common stock of $6,457,000 related to the acquisition of Process Supply, Inc. (see Business Acquisitions note) and $265,000 increase in common stock and decrease in income taxes payable related to the tax benefit of stock options exercised.

In 1996 the Company recorded the following non-cash investing and financing transactions: $2,000,000 increase in goodwill and decrease in deferred taxes related to purchase entry adjustments, $1,700,000 increase in goodwill and common stock related to the retirement of certain of the stock appreciation rights with the issuance of stock (see Common Stock note), $1,625,000 increase in goodwill and long-term debt related to earn-out provisions of the Pharaoh acquisition in 1995 and $508,000 increase in common stock and decrease in income taxes payable related to the tax benefit of stock options exercised.

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

Classes of Products
The Company is an international manufacturer and marketer of high performance, specialized fluid management products and systems for the process industries. Sales by product platform were as follows:


                                                                         1998            1997            1996
                                                                    --------------  --------------  --------------
                                                                                    (In thousands)

Glass-lined reactor systems                                               $175,080        $149,688        $137,398

Progressing cavity pump products                                           116,281         116,762         106,372

Industrial mixing equipment                                                 78,132          85,090          77,969

Other                                                                       66,981          34,123          29,225
                                                                    --------------  --------------  --------------
                                                                          $436,474        $385,663        $350,964
                                                                    ==============  ==============  ==============

Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentation.

BUSINESS ACQUISITIONS

On December 5, 1997, the Company acquired all of the outstanding capital stock of Technoglass S.r.L. ("Technoglass") for $8,058,000 in cash and notes. Technoglass supplies glass-lined storage and reactor vessels and related equipment and is located near Venice, Italy.

On December 19, 1997, the Company acquired all of the outstanding capital stock of Flow Control Equipment, Inc. ("FCE") for $109,300,000 in cash (or approximately $106,030,000 after application of available FCE cash at closing). FCE supplies a broad line of products for use in artificial lift applications in the oil and gas exploration and production markets, including rod guides, wellhead equipment and valves. FCE also supplies closures and valves for gas transmission and distribution applications.

Following are the unaudited pro forma consolidated results of operations of the Company assuming the acquisition of FCE had occurred at the beginning of each respective period. In preparing the pro forma data adjustments have been made to the historical financial information. These are primarily amortization and depreciation relating to the purchase price allocation, interest cost related to financing the transaction and adjustments to the corporate cost allocations from FCE's former parent.


                                                                          1998                 1997
                                                             ------------------  -------------------
                                                             (In thousands, except per share amounts)
 Net sales                                                         $451,481           $441,517

 Net income                                                         $31,754            $28,007

 Basic income per share                                               $2.88              $2.59

 Diluted income per share                                             $2.47              $2.22


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

On May 2, 1997, the Company acquired Industrie Tycon, S.p.A., ("Tycon") a manufacturer of glass-lined storage and reactor vessels and related equipment. Tycon was purchased for $27,100,000 in cash, which was borrowed under the Company's existing senior debt agreement and debt assumed of $2,600,000.

The operating results of the acquired businesses have been included in consolidated operating results since the dates of each acquisition.

ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                                          1998          1997
                                                                    ------------  ------------
                                                                            (In thousands)
 Salaries, wages, payroll taxes and withholdings                         $10,833       $11,657

 Customer advances                                                         4,580         8,597

 Pension benefits                                                          4,135         5,557

 Warranty costs                                                            6,888         3,301

 Income taxes                                                              5,711         3,266

 All other items                                                          20,456        18,006
                                                                    ------------  ------------
                                                                         $52,603       $50,384
                                                                    ============  ============


LONG-TERM DEBT

The Company's debt consisted of the following:


                                                                          1998          1997
                                                                    ------------  ------------
                                                                            (In thousands)
 Senior debt:

      Revolving credit loan                                              $26,846       $34,650

      Senior notes                                                       100,000             0

      Note payable                                                         3,500         3,500

      Other                                                                4,562         5,614

 Senior subordinated debt                                                  6,334         7,319

 6.50% Convertible subordinated notes                                     65,000        65,000
                                                                    ------------  ------------
 Total debt                                                              206,242       116,083

 Less current portion                                                      4,139         4,085
                                                                    ------------  ------------
                                                                        $202,103      $111,998
                                                                    ============  ============

In connection with the purchase of FCE (see Business Acquisitions note), the Company entered into an Amended and Restated Credit Agreement, dated November 25, 1997 ("Bank Credit Agreement"). The Bank Credit Agreement provides that the Company may borrow on a revolving credit basis up to a maximum of $200,000,000. All outstanding amounts under the agreement are due and payable on November 25, 2002. Interest is variable based upon prime or formulas tied to LIBOR, at the Company's option, and is payable at least quarterly. At August 31, 1998, the interest rate for all amounts outstanding ranged from 6.00% to 8.50%. Except for guarantees by the Company's U.S. subsidiaries, the pledge of the stock of the Company's U.S. subsidiaries and the pledge of stock of certain non-U.S. subsidiaries, indebtedness under the Bank Credit Agreement is unsecured.

On May 19, 1998 the Company issued $100,000,000 of Senior Notes ("Senior Notes"). The Senior Notes were issued in two series, Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and are due May 1, 2008 and Series B in the principal amount of $30,000,000 has an interest rate 6.84% and are due May 1, 2010. Interest is payable semi-annually on May 1 and November 1.

The above agreements have certain restrictive covenants including limitations on cash dividends, treasury stock purchases and capital expenditures and minimum requirements for interest coverage and leverage ratios. The amount of cash dividends and treasury stock purchases other than in relation to stock option exercises the Company may incur in each fiscal year is restricted to the greater of $2,500,000 or 20% of the Company's consolidated net income for the immediately preceding fiscal year.

On February 3, 1997, the Company issued a note for $3,500,000 in consideration of a non-competition agreement signed as part of the acquisition of Process Supply, Inc. The debt is payable in five annual installments beginning on February 3, 2002, together with accrued interest compounded annually at the prime rate.

The Company has senior subordinated debt of $6,334,000 with an interest rate of 8.00% that is payable in annual installments through January 31, 2000.

On September 23, 1996, the Company completed the sale of $65,000,000 of 6.50% Convertible Subordinated Notes Due 2003 ("Subordinated Notes"). The Subordinated Notes are due on September 1, 2003, and bear interest at 6.50%, payable semi-annually on March 1 and September 1 and are convertible into common stock at a rate of $27.25 per share. Holders may convert at any time until maturity and the Company may call for redemption at any time on or after September 1, 1999, at a price ranging from 103.25% in 1999 to 100% in 2001 and thereafter. The Notes are subordinated to all other indebtedness of the Company. If the Subordinated Notes had been issued at the beginning of 1996, pro forma net income per share for 1996, on a diluted basis, would have been $1.64 compared to $1.77.

During the fourth quarter of 1996, $25,000,000 of senior subordinated debt with a book value of $23,300,000 was retired and the Company recorded an extraordinary loss of $1,355,000 ($813,000 after taxes or $.07 per share).

Aggregate principal payments of long-term debt, for the five years subsequent to August 31, 1998, are as follows:


                                                              (In thousands)
                                                             ----------------
1999                                                                   $4,139

2000                                                                    4,238

2001                                                                      145

2002                                                                      869

2003                                                                   28,743

2004 and thereafter                                                   168,108
                                                             ----------------
Total                                                                $206,242
                                                             ================

Interest paid on all outstanding debt amounted to $10,650,000 in 1998, $5,032,000 in 1997 and $7,083,000 in 1996.

RETIREMENT PLANS

The Company sponsors two defined contribution plans covering most U.S. salaried employees and certain U.S. hourly employees. Contributions are made to the plans based on a percentage of eligible amounts contributed by participating employees.

The Company also has several defined benefit plans covering all U.S. employees and certain non-U.S. employees. Plans covering salaried employees provide benefits based on years of service and employees' compensation. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. The Company's funding policy is consistent with the funding requirements of applicable federal regulations. At August 31, 1998 and 1997 pension assets were invested in long-term interest bearing obligations and equity securities, including 201,700 shares of the Company's common stock in 1998 and 100,000 shares in 1997.

Retirement plan costs for the above plans include the following components:


                                                      1998           1997           1996
                                                ------------   ------------   ------------
 Defined benefit plans:                                         (In thousands)

   Service cost - benefits earned during

        the period                                    $2,800         $2,652         $2,292

   Interest cost on projected benefit

        obligation                                     4,501          3,947          3,692

   Actual return on assets                              (388)        (9,193)        (6,560)

   Net amortization and deferral                      (4,562)         5,571          3,198
                                                ------------   ------------   ------------
   Total                                               2,351          2,977          2,622

 Defined contribution plans                            1,011          1,426          1,180
                                                ------------   ------------   ------------
                                                      $3,362         $4,403         $3,802
                                                ============   ============   ============

The funded status of U.S. defined benefit plans was as follows:


                                                                    Assets Exceed           Accumulated

                                                                      Accumulated              Benefits

                                                                         Benefits         Exceed Assets

                                                                             1998                  1998
                                                               ------------------      ----------------
Actuarial present value of:                                                  (In thousands)

    Vested benefit obligation                                             $15,001               $47,405

    Accumulated benefit obligation                                         15,800                50,948

    Projected benefit obligation                                           19,564                50,948

Plan assets at fair market value                                           17,558                43,699
                                                               ------------------      ----------------
Plan assets less than projected
    benefit obligation                                                    (2,006)               (7,249)

Unrecognized net loss                                                       1,404                 1,040

Unrecognized prior service cost                                               855                 1,477

Unrecognized net (asset) obligation at year end                             (251)                   167

Adjustment to recognize minimum liability                                       0               (4,020)
                                                               ------------------      ----------------
Net pension asset (liability) recognized in the
    Consolidated Balance Sheet                                                 $2              ($8,585)
                                                               ==================      ================


                                                                    Assets Exceed           Accumulated

                                                                      Accumulated              Benefits

                                                                         Benefits         Exceed Assets

                                                                             1997                  1997
                                                               ------------------      ----------------
Actuarial present value of:                                                  (In thousands)
    Vested benefit obligation                                             $14,743               $37,637

    Accumulated benefit obligation                                         15,413                40,391

    Projected benefit obligation                                           19,171                40,391

Plan assets at fair market value                                           19,039                35,274
                                                               ------------------      ----------------
Plan assets less than projected
    benefit obligation                                                      (132)               (5,117)

Unrecognized net (gain)                                                     (422)               (2,677)

Unrecognized prior service cost                                               960                 3,038

Unrecognized net (asset) obligation at year end                             (311)                   250

Adjustment to recognize minimum liability                                       0               (2,619)
                                                               ------------------      ----------------
Net pension asset (liability) recognized in the
    Consolidated Balance Sheet                                                $95              ($7,125)
                                                               ==================      ================

The projected benefit obligation was determined using a discount rate of 7.00% and weighted average pay increases of 5.50% in 1998 and 6.75% in 1997 and 1996. The assumed long-term rate of return on plan assets is 9.00% in 1998 and 1997 and 9.50% in 1996.

The following tables describe the amount recognized in the consolidated financial statements relating to the Company's unfunded German pension plan as of the actuarial valuation dates at August 31, 1998 and 1997.

Net pension cost for this plan includes the following components:

                                         1998             1997             1996
                                        ------           ------           ------
                                                      (In thousands)
Service cost                            $  500           $  498           $  558
Interest cost                            1,782            2,026            2,269
                                        ------           ------           ------
Net pension cost                        $2,282           $2,524            2,827
                                        ======           ======           ======

The status of this plan at the actuarial valuation dates was as follows:

                                                       1998              1997
                                                     --------          --------
                                                           (In thousands)
Actuarial present value of:
    Vested benefit obligation                        $ 27,842          $ 26,208
    Accumulated benefit obligation                     28,535            26,801
    Projected benefit obligation                       30,576            28,908
Plan assets at fair market value*                           0                 0
                                                     --------          --------
Plan assets less than projected benefit
   obligation                                         (30,576)          (28,908)
Unrecognized net actuarial loss                           641               681
                                                     --------          --------
Pension liability recognized in the
   Consolidated Balance Sheet                        ($29,935)         ($28,227)
                                                     ========          ========

*Funding of pension obligations is not required in Germany

The projected benefit obligation for this plan was determined using a discount rate of 6.00% in 1998, 6.25% in 1997 and 7.25% in 1996 and weighted average pay increases of 2.75% in 1998, 3.00% in 1997 and 4.00% in 1996. Pension payments are paid from funds generated by operations and were $1,526,000 in 1998, $1,591,000 in 1997 and $1,698,000 in 1996.

The Company also sponsors several other non-U.S. defined benefit plans primarily in the U.K., which are immaterial in the aggregate.

OTHER POSTRETIREMENT BENEFITS

In addition to pension benefits, the Company provides health care and life insurance benefits for certain of its retired U.S. employees. The Company's policy is to fund the cost of these benefits as claims are paid. The Company's accumulated postretirement benefit obligation includes the following components:

                                                     1998                1997
                                                   --------            --------
                                                          (In thousands)
Retirees                                           $ 15,288            $ 16,304
Active employees                                      2,559               3,641
Unrecognized net loss                                (1,848)             (2,672)
Unrecognized prior service cost                         166                (630)
                                                   --------            --------
                                                   $ 16,165            $ 16,643
                                                   ========            ========

Net periodic postretirement benefit cost includes the following components:

                                         1998             1997             1996
                                        ------           ------           ------
                                                     (In thousands)
Interest cost                           $1,238           $1,361           $1,228
Service cost                                99              146              138
Net amortization                           419              490              463
                                        ------           ------           ------
                                        $1,756           $1,997           $1,829
                                        ======           ======           ======

The rate of increase in per capita health care costs is assumed to be 6% in 1999 and thereafter. The rate of increase in health care costs has a significant effect on the amounts reported. Each one percentage point change in the rate of increase would change the accumulated postretirement benefit obligation at August 31, 1998, by approximately $938,000 and increase net periodic postretirement benefit cost by approximately $62,000.

The discount rate used in determining the accumulated postretirement benefit obligation was 7.00% in 1998, 1997 and 1996.


OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following:

                                                        1998              1997
                                                       -------           -------
                                                             (In thousands)
German pension liability                               $28,393           $27,117
U.S. other postretirement benefits                      14,165            14,613
U.S. pension liability                                   6,534             3,234
Casualty insurance reserves                              2,693             3,628
All other items                                          5,686             4,566
                                                       -------           -------
                                                       $57,471           $53,158
                                                       =======           =======

INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax position are as follows:


                                                               1998            1997
                                                              -------        -------
                                                                  (In thousands)
Deferred tax benefits:
       Postretirement benefit obligations                     $ 6,560        $ 6,742
       Capital loss carryforward                                  332            332
       Non-U.S. tax benefit of carryforward                         0          2,500
       Book depreciation in excess of tax depreciation            843            684
       Inventory allowances                                     2,221          2,039
       Warranty reserve                                           693            563
       Insurance reserve                                        1,150          1,451
       Pension benefits                                         4,242          1,400
       Other items                                              2,805          2,046
                                                              -------        -------
                                                               18,846         17,757
       Less valuation allowance                                 1,889          3,300
                                                              -------        -------
                                                               16,957         14,457
Deferred tax liabilities:
       Tax depreciation in excess of book depreciation          5,855          4,385
       Goodwill and purchased asset basis differences           4,658          2,816
       Other items                                              2,356            880
                                                              -------        -------
                                                               12,869          8,081
                                                              -------        -------
       Net deferred tax benefit                               $ 4,088        $ 6,376
                                                              =======        =======

There are no amounts in the 1998 valuation allowance for deferred tax benefits relating to non- U.S. tax loss carryforwards ($1,621,000 in 1997).

The provision for income taxes charged to income is as follows:

                                     1998              1997              1996
                                   --------          --------          --------
                                                  (In thousands)
Current:
       U.S. federal                $  6,186          $  7,128          $  8,222
       Non-U.S                        6,348             4,730             2,092
       U.S. state                        64             1,518             1,362
                                   --------          --------          --------
                                     12,598            13,376            11,676
Deferred:
       U.S. federal                   3,214             1,039              (644)
       Non-U.S                         (257)             (345)            1,101
       U.S. state                       536               148               (92)
                                   --------          --------          --------
                                      3,493               842               365
                                   --------          --------          --------
                                   $ 16,091          $ 14,218          $ 12,041
                                   ========          ========          ========

A summary of the differences between the effective income tax rate attributable to operations and the statutory rate is as follows:

                                                             1998            1997            1996
                                                            ------          ------          ------
U.S. statutory rate                                           35.0%           35.0%           35.0%
U.S. state income taxes, net of
       U.S. federal tax benefit                                2.0             3.5             3.5
Benefit of realization of non-U.S. loss carryforwards         (3.0)           (4.1)            0.0

Foreign Sales Corporation Credit                              (1.4)           (0.8)           (0.5)

Other items - net                                              1.4            (0.6)           (1.0)
                                                            ------          ------          ------
                                                              34.0%           33.0%           37.0%
                                                            ======          ======          ======

Non-U.S. pretax income was $18,449,000, $14,296,000 and $9,002,000 in 1998,
1997 and 1996, respectively.

Income taxes paid in 1998, 1997 and 1996 were $12,366,000, $14,820,000 and
$9,743,000, respectively.

COMMON STOCK

The Company sponsors a long-term incentive stock plan to provide for the granting of stock based compensation to officers and other key employees. In addition, the Company sponsors stock option and stock compensation plans for non-employee directors. Under the plans, the stock option price per share may not be less than the fair market value as of the date of grant and the options for officers and other key employees become exercisable on a vesting schedule determined by the plan, while options for non-employee directors are immediately vested. For officers and other key employees outstanding grants become exercisable over a three year period. Proceeds from the sale of stock issued under option arrangements are credited to common stock. The Company makes no charges or credits against earnings with respect to options.

Summaries of amounts issued under the stock option plans are presented in the following tables.


Stock Option Activity:

                                                                    Weighted-
                                                                    Average
                                                    Stock         Option Price
                                                   Options         Per Share
                                                   --------         ------
Outstanding at
September 1, 1995                                   807,100         $ 8.21
   Options granted                                   93,000          21.55
   Options exercised                               (113,066)          3.62
   Options canceled                                  (7,334)          9.76
                                                   --------         ------
Outstanding at
August 31, 1996                                     779,700          10.45
   Options granted                                  180,000          34.53
   Options exercised                                (91,750)          6.99
   Options canceled                                  (9,150)         12.20
                                                   --------         ------
Outstanding at
August 31, 1997                                     858,800          15.85
   Options granted                                  170,000          26.32
   Options exercised                               (165,800)          9.41
   Options canceled                                 (23,333)         32.51
                                                   --------         ------
Outstanding at
August 31, 1998                                     839,667         $18.85
                                                   ========         ======


Exercisable Stock Options at Year-End:
1996                                                                532,566
1997                                                                568,745
1998                                                                534,389



Shares Available for Grant at Year-End:
1996                                                              1,829,434
1997                                                              1,669,500
1998                                                              1,499,500

The following tables summarize information about stock options outstanding at August 31, 1998.


Components of Outstanding Stock Options:

                                                                                Weighted-
                  Range of                                                        Average                        Weighted-
                  Exercise                          Number               Contract Life in                          Average
                     Price                     Outstanding                          Years                   Exercise Price
--------------------------      --------------------------      -------------------------       --------------------------
            $4.19 - $13.50                         425,500                           4.65                            $9.36
             14.88 - 39.50                         414,167                           8.96                            28.60
--------------------------      --------------------------      -------------------------       --------------------------
            $4.19 - $39.50                         839,667                           6.78                           $18.85
==========================      ==========================      =========================       ==========================

Components of Exercisable Stock Options:
                  Range of                                                                                        Weighted-
                  Exercise                         Number                                                           Average
                     Price                    Exercisable                                                    Exercise Price
--------------------------      -------------------------                                       ---------------------------
            $4.19 - $13.50                        425,500                                                             $9.36
             14.88 - 39.50                        108,889                                                             28.14
--------------------------      -------------------------                                       ---------------------------
            $4.19 - $39.50                        534,389                                                            $13.19
==========================      =========================                                       ===========================

Also, under the long-term incentive stock plan, selected participants receive performance units which convert into a variable number of restricted shares based on a three year measurement of how favorably the total return on Company shares compares to the total shareholder return of the Russell 2000 Company Group ("Group"). The restricted shares earned range from 75% to 200% of the performance units awarded. The 75% threshold is earned when the Company's return is at the 50th percentile of total shareholder return of the Group and 200% is earned when the Company's return is at the 80th percentile or greater. No restricted shares are earned if the Company's return is less than the median return of the Group. Restricted shares earned under the program are issued to the participants at the end of the three year measurement period and are

]


subject to forfeit if the participant leaves the employment of the Company within the following two years.

For the three year performance period ended August 31, 1996, 146,000 restricted shares had been earned under the program, of these restricted shares 15,313 and 111,260 were issued in 1998 and 1997, respectively. In 1997, 47,200 performance units were awarded for the three year performance period ending August 31, 1999. The weighted average fair value of the 1997 performance units at the date of grant was $22.00. The Company has computed the fair value of restricted shares earned for the performance period ended August 31, 1996 and has estimated the fair value of the restricted shares that will be earned for the performance period ending August 31, 1999 and is recognizing the cost over the respective restriction periods.

Total compensation expense recognized in the income statement for all stock based awards was $646,000, $1,360,000 and $1,050,000 for the years ended August 31, 1998, 1997 and 1996, respectively.

For purposes of pro forma disclosure as required by Statement of Financial Accounting Standard No. 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                           1998           1997           1996
                                         -------        -------        -------
                                          (In thousands, except per share data)
Pro forma net income                     $30,367        $28,676        $19,483
Pro forma net income per share:
   Basic                                    2.75           2.65           1.86
   Diluted                                  2.37           2.28           1.76

The effects of providing pro forma disclosure are not indicative of the value of future options until the new rules are applied to all outstanding nonvested awards.

Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions for 1998, 1997 and 1996. The expected volatility of the Company's common stock was 32.8% in 1998 and 31.6% in 1997 and 1996, the risk free interest rate was 5.61% in 1998 and 6.35% in 1997 and 1996, the dividend yield was .75% and the weighted average expected life of the option was 6.90 years. During 1998, 1997 and 1996, options were granted which had a weighted average fair value on date of grant of $11.10, $14.93 and $9.20, respectively.

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


LEASES


Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 1998:


                                                         (In thousands)
1999                                                          $3,066
2000                                                           1,985
2001                                                           1,267
2002                                                             614
2003                                                             242
Thereafter                                                       143
                                                       -------------
                                                              $7,317
                                                       =============


Rental expense for all operating leases in 1998, 1997 and 1996 was approximately $3,289,000 $2,447,000 and $2,380,000, respectively.



OTHER (INCOME)

The following income and expense items are included in "Other (income)":


                                          1998            1997            1996
                                        -------         -------         -------
                                                    (In thousands)

Income from equity investments          ($1,725)        ($1,855)        ($1,488)
Royalty income and expense                 (180)           (488)           (573)
All other items                           1,125           1,831           1,364
                                        -------         -------         -------
                                          ($780)          ($512)          ($697)
                                        =======         =======         =======

NET INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share:



                                                           1998            1997            1996
                                                         --------        --------        --------
                                                        (In thousands, except per share amounts)

Numerator:
     Basic:
           Net income before extraordinary item          $ 31,230        $ 28,866        $ 20,338
           Extraordinary item, net of taxes                     0               0            (813)
                                                         --------        --------        --------
           Net income                                      31,230          28,866          19,525
     Effect of dilutive securities:
           Convertible debt interest                        2,535           2,375               0
                                                         --------        --------        --------
     Income attributable to diluted shares                 33,765          31,241          19,525
                                                         ========        ========        ========
Denominator:
     Basic:
           Weighted average shares                         11,032          10,806          10,474
     Effect of dilutive securities:
           Convertible debt                                 2,385           2,234               0
           Dilutive options and restricted shares             489             585             572
                                                         --------        --------        --------
     Diluted                                               13,906          13,625          11,046
                                                         ========        ========        ========
Net income per share:
     Basic:
           Before extraordinary item                     $   2.83        $   2.67        $   1.94
           Extraordinary item, net of taxes                  0.00            0.00           (0.08)
                                                         --------        --------        --------
           Total                                         $   2.83        $   2.67        $   1.86
                                                         ========        ========        ========
     Diluted:
           Before extraordinary item                     $   2.43        $   2.29        $   1.84
           Extraordinary item, net of taxes                  0.00            0.00           (0.07)
                                                         --------        --------        --------
           Total                                         $   2.43        $   2.29        $   1.77
                                                         ========        ========        ========

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information and in February 1998 Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. These statements are not required to be adopted by the Company until its fiscal year 1999. The Company has not yet determined the impact of these statements on the financial statements of the Company.



INFORMATION BY GEOGRAPHIC AREA

Information about the Company's operations in different geographical regions is shown below. The Company's primary operations are in the U.S. and Europe. Net sales are attributed to countries based on the location of the customer.

                                     1998              1997              1996
                                  ---------         ---------         ---------
                                                 (In thousands)
Net Sales:
U.S.                              $ 230,587         $ 208,629         $ 207,778
Europe                              126,534           110,299            91,323
Other North America                  47,014            36,522            29,214
South America                        15,133            14,274            13,139
Asia                                 17,206            15,939             9,510
                                  ---------         ---------         ---------
                                  $ 436,474         $ 385,663         $ 350,964
                                  =========         =========         =========
Operating Income:
U.S.                              $  49,709         $  47,963         $  38,348
Europe                               17,792            13,029             7,170
Other North America                     842              (463)              882
South America                         1,547             1,678             2,335
Asia                                   (299)              741               295
Corporate expenses                   (9,449)          (13,427)           (9,575)
                                  ---------         ---------         ---------
Total                             $  60,142         $  49,521         $  39,455
                                  =========         =========         =========

Identifiable Assets:
U.S.                              $ 320,018         $ 230,526
Europe                              113,710            98,655
Other North America                  27,371             8,809
South America                         6,301             6,422
Asia                                  8,689             8,303
Corporate                            24,919            19,639
                                  ---------         ---------
                                  $ 501,008         $ 372,354
                                  =========         =========

Export sales from the U.S. were to the following geographic areas:



(In thousands)                          1998              1997              1996
                                     -------           -------           -------
Other North America                  $28,674           $35,340           $24,687
Asia                                   9,387             8,324             7,114
South America                          5,961             4,440             1,483
Europe                                 4,522             5,644             1,442
                                     -------           -------           -------
                                     $48,544           $53,748           $34,726
                                     =======           =======           =======


QUARTERLY DATA (UNAUDITED)

                                                                    1998 Quarters
                                       ------------------------------------------------------------------------
                                         1st             2nd             3rd             4th            Total
                                       --------        --------        --------        --------        --------
                                                                (In thousands, except per share data)
Net sales                              $104,158        $108,372        $112,708        $111,236        $436,474
Gross profit                             38,478          39,575          41,202          39,458         158,713
Operating expense                        24,326          24,407          24,922          25,696          99,351
Operating income                         14,624          15,684          16,310          13,524          60,142
Income before income taxes               12,406          12,020          12,271          10,624          47,321
Net income                                8,188           7,934           8,098           7,010          31,230
Net income per share:
    Basic                              $   0.75        $   0.72        $   0.73        $   0.63        $   2.83
    Diluted                                0.63            0.61            0.63            0.56            2.43
Weighted average common shares:
    Basic                                10,966          11,025          11,064          11,072          11,032
    Diluted                              13,944          13,985          13,900          13,770          13,906


                                                                     1997 Quarters
                                       ------------------------------------------------------------------------
                                         1st             2nd             3rd             4th            Total
                                       --------        --------        --------        --------        --------
                                                                (In thousands, except per share data)
Net sales                              $ 93,822        $ 93,208        $ 97,588        $101,045        $385,663
Gross profit                             32,148          32,208          36,672          37,753         138,781
Operating expense                        21,243          21,912          22,699          23,918          89,772
Operating income                         11,257          10,884          13,581          13,799          49,521
Income before income taxes                9,727           9,426          11,783          12,148          43,084
Net income                                6,517           6,315           7,895           8,139          28,866
Net income per share:
    Basic                              $   0.61        $   0.59        $   0.72        $   0.75        $   2.67
    Diluted                                0.53            0.51            0.62            0.63            2.29
Weighted average common shares:
    Basic                                10,685          10,691          10,910          10,920          10,806
    Diluted                              13,136          13,638          13,860          13,926          13,625

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------           ------------------------------------------------
                  ACCOUNTING AND FINANCIAL DISCLOSURE
                  -----------------------------------
     None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------          --------------------------------------------------

     The information required by this Item 10 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on December 9, 1998, except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.


ITEM 11.          EXECUTIVE COMPENSATION
--------          ----------------------

     The information required by this Item 11 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders on December 9, 1998 and is incorporated herein by this reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------          ---------------------------------------------------
                  MANAGEMENT
                  ----------
     The information required by this Item 12 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on December 9, 1998.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------          ----------------------------------------------

     The information required by this Item 13 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on December 9, 1998.

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

     Consolidated Balance Sheet - August 31, 1998 and 1997.

     Consolidated Income Statement -
                  Years ended August 31, 1998, 1997, and 1996.

     Consolidated Statement of Shareholders' Equity Years ended August 31, 1998,
                  1997, and 1996.

     Statement of Consolidated Cash Flows Years ended August 31, 1998, 1997, and 1996

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

     (b) REPORTS ON FORM 8-K. During the quarter ended August 31, 1998, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Robbins & Myers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of November, 1998.

                                         ROBBINS & MYERS, INC.



                                         BY /s/ Daniel W. Duval
                                            ------------------------------
                                                Daniel W. Duval
                                                President and Chief
                                                Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Robbins & Myers, Inc. and in the capacities and on the date indicated:


            NAME                   TITLE                           DATE
--------------------------------------------------------------------------------

 /s/ Daniel W. Duval          Director, President and       November 24, 1998
--------------------------    Chief-Executive Officer
Daniel W. Duval

 /s/ Stephen R. Ley           Vice President, Finance       November 24, 1998
--------------------------    and-Chief-Financial
Stephen R. Ley                Officer
                              (Principal Financial
                              Officer)

 /s/ Kevin J. Brown           Corporate-Controller
--------------------------    (Principal Accounting         November 24, 1998
Kevin J. Brown                Officer)

*Maynard H. Murch, IV       Chairman Of Board               November 24, 1998
*Robert J. Kegerreis        Director                        November 24, 1998
*Thomas P. Loftis           Director                        November 24, 1998
*William D. Manning, Jr.    Director                        November 24, 1998
*Jerome F. Tatar            Director                        November 24, 1998
*John N. Taylor, Jr.        Director                        November 24, 1998

         *The undersigned, by signing his name hereto, executes this Report on Form 10-K for the year ended August 31, 1998 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.



                                           /s/ Daniel W. Duval
                                           -----------------------------
                                               Daniel W. Duval
                                               Their Attorney-in-fact

                         Report of Independent Auditors

Shareholders and Board of Directors
Robbins & Myers, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Robbins & Myers, Inc. and Subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Robbins & Myers, Inc. and Subsidiaries at August 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, presents fairly, in all material respects, the information set forth therein.


                                                  /s/ Ernst & Young LLP

Dayton, Ohio
October 5, 1998


                                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
------------------------------------------------------------------------------------------------------------------------------------
                   COL. A                           COL. B                        COL. C                  COL. D            COL. E
                                                                  -------------------------------------
                                                                                 ADDITIONS
------------------------------------------------------------------------------------------------------------------------------------
                                                                           (1)               (2)
                      DESCRIPTION             Balance at Beginning  Charged to Costs   Charged to Other  Deductions-  Balance at End
                                                         of Period      and Expenses  Accounts-Describe     Describe       of Period
------------------------------------------------------------------------------------------------------------------------------------
Year Ended August 31, 1998:
     Allowances and reserves deducted from assets:
          Uncollectable accounts receivable                 $ 1,097       $   901       $   291(8)       $   750(1)       $ 1,539
          Inventory obsolescence                              7,096         1,822         2,484(8)           570(2)        10,832
     Other reserves:
          Warranty claims                                     3,301         2,058         3,500(8)         1,971(3)         6,888
          Restructuring liabilities                             807             0             0              807(5)             0
          L-T Casualty insurance reserves                     3,628         2,771             0            3,706(6)         2,693


Year Ended August 31, 1997:
     Allowances and reserves deducted from assets:
          Uncollectable accounts receivable                 $ 1,195       $   311       $   108(7)       $   517(1)       $ 1,097
          Inventory obsolescence                              5,677         1,958         1,092(7)         1,631(2)         7,096
     Other reserves:
          Warranty claims                                     3,642         2,909             0            3,250(3)         3,301
          Restructuring liabilities                           1,624             0             0              817(5)           807
          L-T Casualty insurance reserves                     4,358         2,889             0            3,619(6)         3,628


Year Ended August 31, 1996:
     Allowances and reserves deducted from assets:
          Uncollectable accounts receivable                 $ 1,260       $   275             0          $   340(1)       $ 1,195
          Inventory obsolescence                              5,639         1,282             0            1,244(2)         5,677
          Restructuring reserve for property, plant &
             equipment held for sale                          1,307             0             0            1,307(5)             0
     Other reserves:
          Warranty claims                                     3,040         3,166             0            2,564(3)         3,642
          Restructuring liabilities                           3,712             0             0            2,088(4)         1,624
          L-T Casualty insurance reserves                     5,612         2,718             0            3,972(6)         4,358


Note (1)   Represents accounts receivable written off against the reserve.
Note (2)   Inventory items scrapped and written off against the reserve.
Note (3)   Warranty cost incurred applied against the reserve.
Note (4)   Transferred from restructure reserve.
Note (5)   Spending against restructing reserve.
Note (6)   Spending against casualty reserve.
Note (7)   Amount due to acquisition of Tycon.
Note (8) Amount due to acquisition of Flow Control Equipment, Inc. and Technoglass S.r.L. .

INDEX TO EXHIBITS
(3)      ARTICLES OF INCORPORATION AND BY-LAWS:

          3.1     Amended Articles of Incorporation of Robbins
                      & Myers, Inc. were filed as Exhibit 3.1 to
                      the Company's Report on Form 10-Q for the
                      quarter ended February 28, 1998                         *

          3.2     Code of Regulations of Robbins & Myers, Inc.
                      was filed as Exhibit 3.2 to the Company's
                      Report on Form 10-Q for the quarter ended
                      February 28, 1995                                       *


(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
                  HOLDERS, INCLUDING INDENTURES:


          4.1    Indenture relating to $65,000,000 Convertible
                      Subordinated Notes due 2003, with Star Bank, N.A.,
                      as Trustee, dated September 1, 1996 was filed as
                      Exhibit 4.1 to the Company's Annual Report on Form
                      10-K dated August 31, 1996                              *

          4.2    $200,000,000 Amended and Restated Credit Agreement
                      dated November 25, 1997 among Robbins & Myers, Inc.,
                      Bank One, Dayton, N.A. as Administrative Agent, NationsBank, N.A. as Documentation and Syndication
                      Agent, and the Lenders named therein was filed as
                      Exhibit 4.1 to the Company's Current Report on Form
                      8-K dated December 19, 1997                             *

          4.3     Pledge and Security Agreement between Robbins & Myers, Inc.
                      and Bank One, Dayton, N.A., dated November 26, 1996
                      was filed as Exhibit 4.3 to the Company's Annual Report
                      on Form 10-K dated August 31, 1996                      *

          4.4     Form of $100 million senior note agreement dated May
                      1, 1998 was filed as exhibit 4.1 to the Company's
                      Annual Report on Form 10-Q for the quarter ended
                      May 31, 1998                                            *

 (10) MATERIAL CONTRACTS:

         10.1     Robbins & Myers, Inc. Pension Plan (As Amended and
                      Restated Effective as of October 1, 1989) was
                      filed as Exhibit 10.3 to the Company's Annual
                      Report on Form 10-K for year ended August 31, 1990      *

         10.2     First Amendment to Supplement One to the Robbins &
                      Myers, Inc. Pension Plan dated October 22, 1990 was
                      filed as Exhibit 10.4 to the Company's Annual Report
                      on Form 10-K for the year ended August 31, 1990         *

         10.3     Amendments to the Robbins & Myers, Inc. Pension Plan
                      dated March 5, 1991, December 16, 1992, and two additional amendments both dated September 30, 1993 were filed as Exhibit 10.4 to the Company's Annual
                      Report on Form 10-K for the year ended August 31, 1993  *

         10.4     Salary Continuation Agreement between Robbins & Myers,
                      Inc. and Daniel W. Duval dated May 8, 1987 was filed
                      as Exhibit 10.5 to the Company's Annual Report on
                      Form 10-K for the year ended August 31, 1993            *

         10.5     Robbins & Myers, Inc. Employee Savings Plan was filed as
                      Exhibit 10.6 to the Company's Annual Report on Form
                      10-K for the year ended August 31, 1990                 *

         10.6 First Amendment, dated April 30, 1991, and Second Amendment, dated May 28, 1992, to Robbins & Myers,
                      Inc. Employee Savings Plan was filed as Exhibit 10.7
                      to the Company's Report on Form 10-K for the year
                      ended August 31, 1993                                   *

         10.7     Robbins & Myers, Inc. 1984 Stock Option Plan was filed
                      as Exhibit 10.7 to the Company's Report on Form 10-K
                      for the year ended August 31, 1996                      *

         10.8     Robbins & Myers, Inc. Supplemental Retirement Plan adopted
                      July 15, 1997 was filed as Exhibit 10.1 to the
                      Company's Report on Form 10-Q for the Quarter ended
                      November 30, 1997                                       *

         10.9     Form of Indemnification Agreement between Robbins &
                      Myers, Inc., and each director of the Company was
                      filed as Exhibit 10.11 to the Company's Report on
                      Form 10-K for the year ended August 31, 1993            *

         10.10    Robbins & Myers, Inc. 1994 Directors Stock Compensation
                      Plan was filed as Exhibit 10.13 to the Company's
                      Report on Form 10-K for the year ended August 31, 1994  *

         10.11    Robbins & Myers, Inc. 1994 Long-Term Incentive
                      Stock Plan as amended was filed as Exhibit 10.11
                      to the Company's Report on Form 10-K for the
                      year ended August 31, 1996                              *

         10.12    Robbins & Myers, Inc. 1995 Stock Option Plan for
                      Non-Employee Directors was filed as
                      Exhibit 10.12 to the Company's Report on
                      Form 10-K for the year ended August 31, 1996            *

         10.13    Robbins & Myers, Inc. Senior Executive Annual Cash
                      Bonus Plan was filed as Exhibit 10.13 to the
                      Company's Report on Form 10-K for the year
                      ended August 31, 1996                                   *

         10.14    Salary Continuation Agreement between Robbins &
                      Myers, Inc. and Gerald L. Connelly, dated
                      December 9, 1997                                        +

(21)     SUBSIDIARIES OF THE REGISTRANT:

Robbins & Myers, Inc. has the following subsidiaries all of which (i) do business under the name under which they are organized and (ii) are included in the consolidated financial statements of the Company. The names of such subsidiaries are set forth below.

                                        Jurisdiction               Percentage of
Name of Subsidiary                      in which Incorporated      Ownership
--------------------------------------------------------------------------------
Chemineer, Asia, Ptd. Ltd.              Singapore                        51

Chemineer, Inc.                         Delaware                        100

Consavvy S.r.L.                         Italy                           100

Edlon, Inc.                             Delaware                        100

Flow Control Equipment, Ltd.            Canada                          100

Glasteel Parts and Services, Inc.       Delaware                        100

Industrie Tycon S.p.A.                  Italy                           100

Moyno, Inc.                             Delaware                        100

Pfaudler Equipamentos
       Industrias Ltda.                 Brazil                          100

Pfaudler, Inc.                          Delaware                        100

Pfaudler S.A. de C.V.                   Mexico                          100

Pfaudler-Werke GmbH                     Germany                         100

R&M Glass S.r.L.                        Italy                           100

Robbins & Myers Canada, Ltd.            Canada                          100

Robbins & Myers Energy Systems, Inc.    Delaware                        100

Robbins & Myers GmbH                    Germany                         100

Robbins & Myers Energy System L.P.      Texas                           100

Robbins & Myers Holdings, Inc.          Delaware                        100

Robbins & Myers International
       Sales Company, Inc.              U.S. Virgin Islands             100

Robbins & Myers, Limited                England                         100

Robbins & Myers NRO Ltd.                Canada                          100

Robbins & Myers U.K. Limited            England                         100

Suzhou Pfaudler Co., Ltd.               China                            60

Technoglass, S.r.L.                     Italy                           100

(23)   CONSENTS OF EXPERTS AND COUNSEL

       23.1  Consent of Ernst & Young LLP                                     +

(24)   POWER OF ATTORNEY

       24.1  Powers of Attorney of any person who signed this
             Report on Form 10-K on behalf of another pursuant to
             a Power of attorney                                              +

(27)   27.1  Financial Data Schedule -- Year ended August 31, 1998            +

       27.2  Financial Data Schedule (Restated) -- Year ended August 31, 1997 +

"+"    Indicates Exhibit is being filed with this Report.

"*" Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission.