Form 10-Q
period 1998-11-30
ROBBINS & MYERS INC
filed 1999-01-13
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
-  ACT OF 1934


For the Quarterly Period Ended NOVEMBER 30, 1998  Commission File Number 0-288
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

COMMON SHARES, WITHOUT PAR VALUE, OUTSTANDING AS OF NOVEMBER 30, 1998:10,906,514
                                                                      ----------

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
($ in thousands)


                                                                                   November 30,          August  31,
                                                                                           1998                 1998
                                                                               -----------------    -----------------
                                                                                  (Unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                                          $  9,881             $  6,822
    Accounts receivable                                                                  73,464               72,266
    Inventories:
       Finished products                                                                 20,926               22,785
       Work in process                                                                   15,110               14,883
       Raw materials                                                                     26,544               24,226
                                                                               -----------------    -----------------
                                                                                         62,580               61,894
    Other current assets                                                                  2,467                4,669
    Deferred taxes                                                                        9,758                6,966
                                                                               -----------------    -----------------
         Total Current Assets                                                           158,150              152,617
Goodwill, net                                                                           201,846              202,153
Other Intangible Assets, net                                                             19,331               18,959
Other Assets                                                                             11,406                4,958
Property, Plant and Equipment                                                           189,133              186,330
    Less accumulated depreciation                                                        67,943               64,009
                                                                               -----------------    -----------------
                                                                                        121,190              122,321
                                                                               -----------------    -----------------
                                                                                       $511,923             $501,008
                                                                               =================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                                  $  28,267             $ 31,051
    Accrued expenses                                                                     51,175               52,603
    Current portion of long-term debt                                                     3,113                4,139
                                                                               -----------------    -----------------
         Total Current Liabilities                                                       82,555               87,793
Long-term Debt--Less Current Portion                                                    217,131              202,103
Deferred Taxes                                                                            2,909                2,878
Other Long-Term Liabilities                                                              59,278               57,471
Shareholders' Equity:
    Common stock                                                                         27,886               30,863
    Retained earnings                                                                   126,023              122,580
    Accumulated other comprehensive income                                               (3,859)              (2,680)
                                                                               -----------------    -----------------
                                                                                        150,050              150,763
                                                                               -----------------    -----------------
                                                                                       $511,923             $501,008
                                                                               =================    =================


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands except per share data)
(Unaudited)

                                                                                        Three Months Ended
                                                                                           November 30,
                                                                               --------------------------------------
                                                                                           1998                 1997
                                                                               -----------------    -----------------

Net sales                                                                              $ 98,266             $104,158
Cost of sales                                                                            64,764               65,680
                                                                               -----------------    -----------------
Gross profit                                                                             33,502               38,478
Operating expenses                                                                       24,250               24,326
Other (income)                                                                             (423)                (472)
                                                                               -----------------    -----------------
Operating income                                                                          9,675               14,624
Interest expense                                                                          3,540                2,218
                                                                               -----------------    -----------------
Income before income taxes                                                                6,135               12,406
Income taxes                                                                              2,086                4,218
                                                                               -----------------    -----------------
Net income                                                                             $  4,049             $  8,188
                                                                               =================    =================

Net income per share:
    Basic                                                                                 $0.37                $0.75
                                                                               =================    =================

    Diluted                                                                               $0.34                $0.63
                                                                               =================    =================


Dividends per share:
    Declared                                                                             $0.055               $0.050
                                                                               =================    =================

    Paid                                                                                 $0.055               $0.050
                                                                               =================    =================


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                  Three Months Ended
                                                                                     November 30,
                                                                           ------------------------------
                                                                                  1998              1997
                                                                           ------------      ------------
Operating Activities:
     Net income                                                               $  4,049          $  8,188
     Adjustment required to reconcile net income to net cash and cash equivalents provided by operating activities:
           Depreciation                                                          4,423             3,459
           Amortization                                                          1,859             1,893
           Changes in operating assets and liabilities:
               Accounts receivable                                                (965)           (8,281)
               Inventories                                                        (509)            1,201
               Accounts payable                                                 (3,037)           (3,897)
               Accrued expenses and other                                       (2,534)           (1,314)
                                                                           ------------      ------------
Net Cash and Cash Equivalents Provided by Operating Activities                   3,286             1,249

Investing Activities:
     Capital expenditures, net of nominal disposals                             (3,248)           (3,581)
     Loan to Universal Process Equipment                                        (6,429)                0
                                                                           ------------      ------------
Net Cash and Cash Equivalents Used by Investing Activities                      (9,677)           (3,581)

Financing Activities:
     Proceeds from debt borrowings                                              16,400                 0
     Payments of long-term debt                                                 (3,285)           (1,323)
     Proceeds from sale of common stock                                            378               486
     Purchase of common stock                                                   (3,437)                0
     Dividends paid                                                               (606)             (552)
                                                                           ------------      ------------
Net Cash and Cash Equivalents Provided (Used) by Financing Activities            9,450            (1,389)
                                                                           ------------      ------------
Increase (Decrease) in Cash and Cash Equivalents                                 3,059            (3,721)
Cash and Cash Equivalents at Beginning of Period                                 6,822            10,304
                                                                           ------------      ------------
Cash and Cash Equivalents at End of Period                                    $  9,881          $  6,583
                                                                           ============      ============


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 1998
(Unaudited)

NOTE A--PREPARATION OF FINANCIAL STATEMENTS
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries ("Company") contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of November 30, 1998, and August 31, 1998, and the results of their operations and cash flows for the three month periods ended November 30, 1998, and November 30, 1997. All intercompany transactions have been eliminated.

NOTE B--NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

                                                                                   Three Months Ended
                                                                                      November 30,
                                                                             -------------------------------
                                                                                     1998              1997
                                                                             -------------     -------------
                                                                                     (In thousands)
Numerator:
    Basic:
       Net income                                                                  $4,049            $8,188
       Effect of dilutive securities:
          Convertible debt interest                                                   635               635
                                                                             -------------     -------------
    Income attributable to diluted shares                                          $4,684            $8,823
                                                                             =============     =============
Denominator:
    Basic:
       Weighted average shares                                                     10,935            10,966
       Effect of dilutive securities:
          Convertible debt                                                          2,385             2,385
          Dilutive options and restricted shares                                      273               593
                                                                             -------------     -------------
    Diluted shares                                                                 13,593            13,944
                                                                             =============     =============

Basic net income per share                                                          $0.37             $0.75
                                                                             =============     =============
Diluted net income per share                                                        $0.34             $0.63
                                                                             =============     =============


NOTE C--NOTE C LONG-TERM DEBT
At November 30, 1998, the Company=s debt consisted of the following:

                                                                                          (In thousands)
                                                                                          -----------------
Senior debt:
    Revolving credit loan                                                                        $  42,372
    Senior notes                                                                                   100,000
    Other                                                                                            6,698
6.50% Convertible Subordinated Notes                                                                65,000
Other subordinated debt                                                                              6,174
                                                                                          -----------------
Total debt                                                                                         220,244
         Less current portion                                                                        3,113
                                                                                          -----------------
                                                                                                  $217,131
                                                                                          =================

The Company's Bank Credit Agreement provides, among other things, that the Company may borrow on a revolving credit basis up to a maximum of $200,000,000. All outstanding amounts under the agreement are due and payable on November 25, 2002. Interest is variable based upon formulas tied to LIBOR or prime, at the Company's option, and is payable at least quarterly. At November 30, 1998, the interest rate for all amounts outstanding ranged from 5.64% to 5.93%. Except for guarantees by the Company's U.S. subsidiaries, the pledge of the stock of the Company's U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries, indebtedness under the Bank Credit Agreement is unsecured. Certain restrictive covenants exist including limitations on cash dividends and capital expenditures and minimum requirements for interest coverage and leverage ratios.

The $100,000,000 Senior Notes were issued in two series, Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and are due May
1, 2008 and Series B in the principal amount of $30,000,000 has an interest rate 6.84% and are due May 1, 2010.

The Company has $65,000,000 of 6.50% Convertible Subordinated Notes Due 2003 ("Subordinated Notes"). The Subordinated Notes are due on September 1, 2003, and bear interest at 6.50%, payable semi-annually on March 1 and September 1 and are convertible into common stock at a rate of $27.25 per share. Holders may convert at any time until maturity and the Company may call for redemption at any time on or after September 1, 1999, at a price ranging from 103.25% in 1999 to 100% in 2001 and thereafter. The Subordinated Notes are subordinated to all other indebtedness of the Company.

NOTE D--INCOME TAXES
The estimated annual effective tax rates were 34% for both the first quarter of fiscal 1999 and fiscal 1998, respectively.

NOTE E--ACQUISITIONS
On December 5, 1997, the Company acquired all of the outstanding capital stock of Technoglass S.r.L. ("Technoglass") for $8,058,000 in cash and notes. Technoglass supplies glass-lined storage and reactor vessels and related equipment and is located near Venice, Italy.

On December 19, 1997, the Company acquired all of the outstanding capital stock of Flow Control Equipment Inc. (AFCE@) for $109,300,000 in cash (or approximately $106,030,000 after application of available FCE cash) at closing. FCE supplies a broad line of products for use in artificial lift applications in the oil and gas exploration and production markets, including rod guides, wellhead equipment and valves. FCE also supplies closures and valves for gas transmission and distribution applications.

Following are the unaudited summary pro-forma consolidated results of operations of the Company for the three months ended November 30, 1997, assuming the acquisition of FCE had occurred at the beginning of fiscal year 1998. In preparing the pro-forma data adjustments have been made to the historical financial information. These are primarily amortization and depreciation relating to the purchase price allocation, interest cost related to financing the transaction and adjustments to the corporate cost allocations from FCE's former parent.



                                      (In thousands, except per share amounts)
                                      ----------------------------------------
Net sales                                                             $119,152

Net income                                                               8,712

Basic income per share                                                   $0.79

Diluted income per share                                                 $0.67

NOTE F--OTHER ASSETS
On September 15, 1998, the Company loaned $6,429,000 to Universal Process Equipment, Inc. ("UPE"), the Company's partner in its Universal Glasteel Equipment joint venture ("UGE"). The funds are being used by UPE to pursue potential additional joint ventures between UPE and the Company.

NOTE G--COMPREHENSIVE INCOME
As of September 1, 1998, the Company adopted Financial Accounting Standard No. 130, Reporting Comprehensive Income. This Statement establishes guidelines for reporting comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net income or shareholders' equity. The Statement requires that the Company's equity adjustments for foreign currency translation and its minimum pension liability to be reported in comprehensive income. Prior year amounts have been reclassified to conform with the Statement.

The components of comprehensive income are as follows:

                                                                                Three Months Ended
                                                                                   November 30,
                                                                        ------------------------------------
                                                                                   1998                1997
                                                                        ----------------    ----------------
                                                                                  (In thousands)

Net income                                                                       $4,049              $8,188
Other comprehensive income:
    Foreign currency translation                                                 (1,179)             (3,041)
    Recognition of minimum pension liability                                          0                   0
                                                                        ----------------    ----------------

Comprehensive income                                                             $2,870              $5,147
                                                                        ================    ================


NOTE H--NEW ACCOUNTING STANDARDS
In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information and in February 1998 Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. These statements will not be required to be adopted by the Company until the end of fiscal year 1999. The Company has not yet determined the impact of these statements on the financial statements of the Company.

PART I--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table presents the components of the Company's income statement as a percent of net sales for the first quarter of fiscal 1999 and 1998.

                                                                                  Three Months Ended
                                                                                     November 30,
                                                                             ------------------------
                                                                                1998            1997
                                                                             --------         -------
Net Sales                                                                      100.0  %        100.0  %
Cost of sales                                                                   65.9            63.1
                                                                             --------         -------
Gross profit                                                                    34.1            36.9
Operating expenses                                                              24.7            23.3
Other (income) expense                                                         (0.4)           (0.4)
                                                                             --------         -------
Operating income                                                                 9.8            14.0
Interest expense                                                                 3.6             2.1
                                                                             --------         -------
Income before income taxes                                                       6.2            11.9
Income taxes                                                                     2.1             4.0
                                                                             --------         -------
Net income                                                                       4.1  %          7.9  %
                                                                             ========         =======

First quarter of fiscal 1999 and 1998

         The Company purchased Technoglass S.r.L. and Flow Control Equipment, Inc. in December 1997("Acquired Businesses"). The operations of the Acquired Businesses are not included in the first quarter of 1998 and are fully included in the first quarter of 1999.

         Net sales for the first quarter of fiscal 1999 were $98.3 million compared to $104.2 million, a decrease of $5.9 million or 5.7% over the same period of the prior year. The decrease in pro-forma sales, assuming the Acquired Businesses were acquired at the beginning of fiscal 1998, was $23.4 million or 19.2%. This decrease in sales was primarily driven by weak market conditions in the Company's Energy Systems product platform as major oil service companies have severely restricted capital expenditures due to depressed oil prices. Sales were also down in the Company's Reactor Systems and Industrial Mixer product platforms due to delays or reductions in large capital expenditure projects in the pharmaceutical and specialty chemical markets. Backlog at November 30, 1998 is $ 99.0 million, $3.0 million higher than at August 31, 1998.

         The gross margin percentage decreased from 36.9% to 34.1%. This decrease is due to the lower sales volumes, especially in the higher margin products in the Energy System product platform. Operating expenses increased as a percentage of sales from 23.3% to 24.7%. This increase was primarily due to the sales reduction and the fixed nature of many of these expenses. In addition, one-time severance costs accounted for approximately 0.4% of sales in the first quarter of fiscal 1999 as the Company reacted to the drop in sales volume. These costs were split equally between cost of sales and operating expenses. The Company is continuing its ongoing evaluation of how to best position its Energy Systems business assuming no immediate recovery in current oil prices.

         Interest expense increased from $2.2 million in the first quarter of fiscal 1998 to $3.5 million in the first quarter of fiscal 1999. This was due to higher average debt levels related to the acquisition costs of the Acquired Businesses.

         The effective tax rate is 34.0% for both periods.

         The decreases in net income and diluted net income per share are primarily driven by the sales decline, increased interest cost, and one-time severance costs.

LIQUIDITY AND CAPITAL RESOURCES

         Cash uses in the first three months of fiscal 1999 were $6.4 million for a loan to UPE, the Company's partner in the UGE joint venture, $3.4 million to purchase treasury stock under the Company's stock buy back program and $3.2 million for capital expenditures. Cash generated from operations of $3.3 million and net debt borrowings of $13.1 million funded these cash uses. The funds from the loan to UPE are being used by UPE to pursue potential additional joint ventures between the UPE and the Company.

         Cash uses in the first three months of fiscal 1998 were $4.1 million for capital expenditures and dividends and were primarily funded from operations and a reduction in cash balances. In addition, the Company was able to reduce its line of credit borrowings by $1.3 million.

         The Company expects operating cash flow to be adequate for the remainder of fiscal 1999 operating needs, scheduled debt service and shareholder dividend requirements. The major cash requirement for the remainder of fiscal 1999 is planned capital expenditures of approximately $13.0 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

         In addition, the Company and its U.S. defined benefit pension plan Master Trust ("Master Trust") started a twelve month program in July 1998 to purchase up to 5% of the Company's outstanding shares, or about 550,000 shares. As of November 30, 1998, the Company has purchased 251,000 shares for $6.2 million and the Master Trust has purchased 152,000 shares for $4.0 million. The repurchased shares will be available for use in connection with employee benefit plans and acquisitions.

         The Company expects operating cash flows in fiscal 1999, supplemented with borrowings under the Bank Credit Agreement, to fund capital expenditures and the Company portion of the stock repurchase program.

MARKET RISK

         In its normal operations the Company has market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in the Company's exposure to these risks, which has been previously disclosed.

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

         The Company is continuing to implement its plan to address the Year 2000 issue, as previously disclosed. The estimated costs for resolving Year 2000 issues were approximately $1.6 million for fiscal 1998 and an estimated $1.8 million for fiscal 1999. Most of these costs are to replace existing software and hardware systems. Estimates of Year 2000 costs are based on numerous assumptions; and actual costs could be greater than estimates. Specific factors that might cause such differences include, but are not limited to, the continuing availability of personnel trained in this area and the ability to timely identify and correct all relevant software and hardware systems.

         The Company believes it is diligently addressing the Year 2000 issues and that it will satisfactorily resolve significant Year 2000 issues. The Company anticipates completing substantially all of its Year 2000 projects during fiscal 1999, with major completion milestones being targeted for the second and fourth quarters of fiscal 1999. In the event the Company falls short of these milestones, additional internal resources will be focused on completing these projects or implementing contingency plans.

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Report contains various forward-looking statements and performance trends which are subject to certain risks and uncertainties that could cause actual results to differ materially from these statements and trends. Such factors include, but are not limited to, a significant decline in capital expenditure levels in the Company's served markets, a major decline in oil and gas prices, foreign exchange rate fluctuations, uncertainties surrounding the Year 2000 issues and the new Euro currency, continued availability of acceptable acquisition candidates and general economic conditions that can affect the demand in the process industries. Any forward-looking statements are made based on known events and circumstances at the time. The Company undertakes no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

PART II--OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a)  See Index to Exhibits


                  b) Reports on Form 8-K. During the quarter ended November 30, 1998, the Company did not file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  ROBBINS & MYERS, INC.
                                                  ------------------------------





DATE:   JANUARY 13, 1999                   BY     /S/ STEPHEN R. LEY
       -----------------------------              ------------------------------

                                                  STEPHEN R. LEY

                                                  VICE PRESIDENT, FINANCE & CFO

                                                  (PRINCIPAL FINANCIAL OFFICER)





DATE:   JANUARY 13, 1999                   BY     /S/ KEVIN J. BROWN
       -----------------------------              ------------------------------
                                                  KEVIN J. BROWN

                                                  CORPORATE CONTROLLER

                                                  (PRINCIPAL ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS
                                -----------------



(27)     FINANCIAL DATA SCHEDULE                                *


------------


"*" Filed herewith