Form 10-Q
period 1999-02-28
ROBBINS & MYERS INC
filed 1999-04-13
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-
   ACT OF 1934


For the Quarterly Period Ended FEBRUARY 28, 1999  Commission File Number 0-288
                               -----------------                         -----

                          ROBBINS & MYERS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         OHIO                                                    31-0424220
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



1400 KETTERING TOWER, DAYTON, OHIO                               45423
-------------------------------------------------------------------------------
(Address of Principal executive offices)                       (Zip Code)



Registrant's telephone number including area code          (937) 222-2610
                                                 ------------------------------



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

COMMON SHARES, WITHOUT PAR VALUE, OUTSTANDING AS OF FEBRUARY 28, 1999:
10,920,522
----------

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
($ in thousands)


                                                                                   February 28,               August  31,
                                                                                           1999                      1998
                                                                                  --------------               -----------
ASSETS                                                                              (Unaudited)
Current Assets:
    Cash and cash equivalents                                                       $   8,240                  $   6,822
    Accounts receivable                                                                65,590                     72,266
    Inventories:
       Finished products                                                               19,850                     22,785
       Work in process                                                                 14,079                     14,883
       Raw materials                                                                   24,586                     24,226
                                                                                    ---------                  ---------
                                                                                       58,515                     61,894
    Other current assets                                                                9,594                      4,669
    Deferred taxes                                                                      9,627                      6,966
                                                                                    ---------                  ---------
         Total Current Assets                                                         151,566                    152,617
Goodwill, net                                                                         199,644                    202,153
Other Intangible Assets, net                                                           18,845                     18,959
Other Assets                                                                            4,814                      4,958
Property, Plant and Equipment                                                         187,635                    186,330
    Less accumulated depreciation                                                      71,129                     64,009
                                                                                    ---------                  ---------
                                                                                      116,506                    122,321
                                                                                    ---------                  ---------
                                                                                    $ 491,375                  $ 501,008
                                                                                    =========                  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                $  23,656                  $  31,051
    Accrued expenses                                                                   55,513                     52,603
    Current portion of long-term debt                                                   3,844                      4,139
                                                                                    ---------                  ---------
         Total Current Liabilities                                                     83,013                     87,793
Long-term Debt--Less Current Portion                                                  198,251                    202,103
Deferred Taxes                                                                          2,718                      2,878
Other Long-Term Liabilities                                                            58,386                     57,471
Shareholders' Equity:
    Common stock                                                                       27,912                     30,863
    Retained earnings                                                                 125,122                    122,580
    Accumulated other comprehensive income (loss)                                      (4,027)                    (2,680)
                                                                                    ---------                  ---------
                                                                                      149,007                    150,763
                                                                                    ---------                  ---------
                                                                                    $ 491,375                  $ 501,008
                                                                                    =========                  =========


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands except per share data)
(Unaudited)

                                                          Three Months Ended                 Six Months Ended
                                                             February 28,                      February 28,
                                                     ------------------------------    ------------------------------
                                                          1999            1998               1999             1998
                                                     ------------    --------------    -------------     ------------

Net sales                                              $  94,876         $ 108,372         $ 193,142        $ 212,530
Cost of sales                                             63,193            68,797           127,957          134,477
                                                       ---------         ---------         ---------        ---------
Gross profit                                              31,683            39,575            65,185           78,053
Operating expenses                                        23,204            24,407            47,454           48,733
Other expense(income)                                      4,708              (516)            4,285             (988)
                                                       ---------         ---------         ---------        ---------
Operating income                                           3,771            15,684            13,446           30,308
Interest expense                                           3,614             3,664             7,154            5,882
                                                       ---------         ---------         ---------        ---------
Income before income tax and minority interest               157            12,020             6,292           24,426
Income tax expense                                            54             4,086             2,140            8,304
Minority interest, net of income tax                         405              --                 405             --
                                                       ---------         ---------         ---------        ---------
Net income(loss)                                       $    (302)        $   7,934         $   3,747        $  16,122
                                                       =========         =========         =========        =========

Net income(loss) per share:
    Basic                                              $   (0.03)        $    0.72         $    0.34        $    1.47
                                                       =========         =========         =========        =========

    Diluted                                            $   (0.03)        $    0.61         $    0.34        $    1.24
                                                       =========         =========         =========        =========

Dividends per share:
    Declared                                           $   0.055         $   0.055         $   0.110        $   0.105
                                                       =========         =========         =========        =========

    Paid                                               $   0.055         $   0.055         $   0.110        $   0.105
                                                       =========         =========         =========        =========


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                            Six Months Ended
                                                                                               February 28,
                                                                                   ---------------------------------
                                                                                        1999                 1998
                                                                                   -------------        ------------
Operating Activities:
     Net income                                                                     $   3,747           $  16,122
     Adjustment required to reconcile net income to net cash and cash equivalents provided by operating activities:
           Depreciation                                                                 8,693               7,426
           Amortization                                                                 3,890               3,732
           Changes in operating assets and liabilities:
               Accounts receivable                                                      5,773              (4,274)
               Inventories                                                              2,494                 933
               Accounts payable                                                        (7,092)             (4,989)
               Accrued expenses and other                                               3,109              (7,204)
                                                                                    ---------           ---------
Net Cash and Cash Equivalents Provided by Operating Activities                         20,614              11,746

Investing Activities:
     Acquisition of Flow Control Equipment, Inc. and Technoglass S.p.A                   --              (111,844)
     Capital expenditures, net of nominal disposals                                    (5,040)             (9,088)
     Loan to Universal Process Equipment                                               (6,429)               --
                                                                                    ---------           ---------
Net Cash and Cash Equivalents Used by Investing Activities                            (11,469)           (120,932)

Financing Activities:
     Proceeds from debt borrowings                                                     16,776             142,171
     Payments of long-term debt                                                       (20,472)            (29,558)
     Proceeds from sale of common stock                                                   618               1,613
     Purchase of common stock                                                          (3,442)               (784)
     Dividends paid                                                                    (1,207)             (1,160)
     Other                                                                               --                (1,333)
                                                                                    ---------           ---------
Net Cash and Cash Equivalents (Used) Provided by Financing Activities                  (7,727)            110,949
                                                                                    ---------           ---------
Increase in Cash and Cash Equivalents                                                   1,418               1,763
Cash and Cash Equivalents at Beginning of Period                                        6,822              10,304
                                                                                    ---------           ---------
Cash and Cash Equivalents at End of Period                                          $   8,240           $  12,067
                                                                                    =========           =========


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
February 28, 1999
(Unaudited)

NOTE A--PREPARATION OF FINANCIAL STATEMENTS
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries ("Company") contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of February 28, 1999, and August 31, 1998, the results of their operations for the three and six month periods ended February 28, 1999, and February 28, 1998, and their cash flows for the six month periods ended February 28, 1999, and February 28, 1998. All intercompany transactions have been eliminated.

NOTE B--ACQUISITIONS
On December 1, 1998, the Company amended the Universal Glasteel Equipment ("UGE") partnership agreement with Universal Process Equipment, Inc. ("UPE"). The amendments result in control of UGE by the Company. Therefore, as of December 1, 1999, the Company began consolidating UGE into its financial statements and recording a minority interest for UPE's share of UGE. The Company's interest in UGE was previously recorded under the equity method. The Company's ownership share of UGE did not change as a result of the amendments.

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

Following are the unaudited summary pro-forma consolidated results of operations of the Company for the six month period ended February 28, 1998, assuming the acquisition of FCE had occurred at the beginning of fiscal year 1998. Adjustments have been made to the historical financial information in preparing the pro-forma data. These are primarily amortization and depreciation relating to the purchase price allocation, interest cost related to financing the transaction and adjustments to the corporate cost allocations from FCE's former parent.


                                                                  (In thousands, except per share amounts)
                                                                  ----------------------------------------

Net sales                                                                                         $231,182

Net income                                                                                          16,866

Basic income per share                                                                                1.53

Diluted income per share                                                                              1.30


NOTE C--OTHER CURRENT ASSETS
On September 15, 1998, the Company loaned $6,429,000 to UPE, the Company's partner in its UGE partnership. The funds were being used by UPE to pursue potential additional ventures between UPE and the Company. The loan is due to be repaid by UPE by August 31, 1999.

NOTE D--LONG-TERM DEBT
At February 28, 1999, the Company's debt consisted of the following:

                                                                                 (In thousands)
                                                                              -----------------
Senior debt:
    Revolving credit loan                                                              $ 28,106
    Senior Notes                                                                        100,000
    Other                                                                                 5,679
6.50% Convertible Subordinated Notes                                                     65,000
Other subordinated debt                                                                   3,310
                                                                                       --------
Total debt                                                                              202,095
         Less current portion                                                             3,844
                                                                                       --------
                                                                                       $198,251
                                                                                       ========

The Company's Bank Credit Agreement ("Agreement"), amended January 8,1999, provides, among other things, that the Company may borrow on a revolving credit basis up to a maximum of $200,000,000. All outstanding amounts under the Agreement are due and payable on November 25, 2002. Interest is variable based upon formulas tied to LIBOR or prime, at the Company's option, and is payable at least quarterly. At February 28, 1999, the weighted average interest rate for all amounts outstanding was 3.57%. Except for guarantees by the Company's U.S. subsidiaries, the pledge of the stock of the Company's U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries, indebtedness under the Agreement is unsecured. Certain restrictive covenants exist including limitations on cash dividends and capital expenditures and minimum requirements for interest coverage and leverage ratios.

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

NOTE E--INCOME TAXES
The estimated annual effective tax rates were 34% for both the periods of fiscal 1999 and fiscal 1998, respectively.

NOTE F--OTHER EXPENSE(INCOME) AND OTHER CHARGES Other expense(income) is as follows:

                                                      Three Months Ended                  Six Months Ended
                                                         February 28,                       February 28,
                                                   ------------------------         -------------------------
                                                       1999           1998              1999           1998
                                                   ---------      ---------         ---------       ---------
                                                                        (In thousands)
Plant closure and relocation costs                  $ 4,200       $  --              $ 4,200        $  --
Other termination costs                                 400          --                  400           --
Equity income                                          (103)         (478)              (454)          (967)
Other expense(income)                                   211           (38)               139            (21)
                                                    -------       -------            -------        -------
                                                    $ 4,708       $  (516)           $ 4,285        $  (988)
                                                    =======       =======            =======        =======

In response to the recent downturn in the Company's Energy Systems product platform the Company has analyzed its capacity requirements for these products. As a result, on February 10, 1999, the Company recorded a charge of $4,200,000 for the closure and relocation of the Company's Fairfield, California, manufacturing operations. The facility currently manufactures power sections and down-hole pumps. Production will be transferred to the Company's manufacturing facility near Houston, Texas, which currently manufactures similar products. The closure and relocation will consolidate all power section and down-hole pump manufacturing into one facility. The transfer of manufacturing is expected to be completed by December 31, 1999, and the Fairfield facility and certain machinery and equipment will then be sold. It is expected that the sale of the facility will be completed by December 31, 2003. The assets to be sold have been written down to their estimated net realizable value upon sale. The $4,200,000 charge is composed of the following:

                                                                                       (In thousands)
                                                                                     -----------------
Asset write-downs:
     Land and building to be sold, $800 estimated net realizable value                        $  600
     Machinery and equipment to be scrapped, $200 estimated net realizable value                 800
Holding costs of land and building until sold                                                    400
Environmental costs related to closure of facility                                             1,300
Employee related costs:
    Severance, 50 Fairfield employees                                                            300
    Pay to stay costs and other employee costs                                                   500
Other                                                                                            300
                                                                                              ------
                                                                                              $4,200
                                                                                              ======

The Company expects to incur additional expenses of approximately $1,500,000 over the next three fiscal quarters. These costs are for employee transfers, equipment relocation and training of new employees at the Texas facility.

The Company has also recorded other one-time termination costs of $400,000 in the second quarter of fiscal 1999, unrelated to the closure of the Fairfield facility.

Also, as a result of decreased demand for the Company's down-hole pump products for heavy oil applications in western Canada, the Company has excess down-hole pump inventory in Canada. Therefore, a write-down of $400,000 for this inventory has been recorded in cost of sales in the second quarter of fiscal 1999.

NOTE G--NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

                                                          Three Months Ended              Six Months Ended
                                                              February 28,                   February 28,
                                                      --------------------------     -------------------------
                                                         1999              1998         1999             1998
                                                      --------          --------     --------         --------
                                                           (In thousands, except per share amounts)
Numerator:
    Basic:
       Net income(loss)                                $ (302)          $ 7,934       $3,747          $16,122
       Effect of dilutive securities:
          Convertible debt interest                         *               635            *            1,270
                                                       ------           -------       ------          -------
    Income(loss) attributable to diluted shares        $ (302)          $ 8,569       $3,747          $17,392
                                                       ======           =======       ======          =======
Denominator:
    Basic:
       Weighted average shares                         10,914            11,025       10,925           10,995
       Effect of dilutive securities:
          Convertible debt                                  *             2,385            *            2,385
          Dilutive options and restricted shares            *               575          238              596
                                                       ------           -------       ------          -------
    Diluted shares                                     10,914            13,985       11,163           13,976
                                                       ======           =======       ======          =======

Basic net income(loss) per share                       $(0.03)          $  0.72       $ 0.34          $  1.47
                                                       ======           =======       ======          =======
Diluted net income(loss) per share                     $(0.03)          $  0.61       $ 0.34          $  1.24
                                                       ======           =======       ======          =======

* --Effect is antidilutive, therefore excluded from computation

NOTE H--COMPREHENSIVE INCOME
As of September 1, 1998, the Company adopted Financial Accounting Standard No.
130, Reporting Comprehensive Income. This Statement establishes guidelines for reporting comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net income or shareholders' equity. The
Statement requires that the Company's equity adjustments for foreign currency translation and its minimum pension liability to be reported in comprehensive income. Prior year amounts have been reclassified to conform with the Statement.

The components of comprehensive income(loss) are as follows:

                                           Three Months Ended              Six Months Ended
                                              February 28,                   February 28,
                                        --------------------------     --------------------------
                                              1999           1998            1999           1998
                                        -----------    -----------     -----------    -----------
                                                             (In thousands)

Net income(loss)                            $(302)         $7,934          $3,747        $16,122
Other comprehensive income:
    Foreign currency translation             (168)          (372)         (1,347)          1,341
                                        -----------    -----------     -----------    -----------

Comprehensive income(loss)                  $(470)         $7,562          $2,400        $17,463
                                        ===========    ===========     ===========    ===========

NOTE I--NEW ACCOUNTING STANDARDS
In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information and in February 1998 Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. These statements will not be required to be adopted by the Company until the end of fiscal year 1999. The Company has not yet determined the impact of these statements on the financial statements of the Company.

PART I--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table presents the components of the Company's income statement and certain supplementary data as a percent of net sales for the three month and six month periods of fiscal 1999 and 1998.

                                                Three Months Ended                 Six Months Ended
                                                   February 28,                      February 28,
                                          -------------------------------       ---------------------------
                                             1999             1998                 1999              1998
                                          --------          -------             --------          -------
Net Sales                                   100.0  %           100.0   %           100.0   %         100.0   %
Cost of sales                                66.6               63.5                66.3              63.3
                                          -------           --------            --------          --------
Gross profit                                 33.4               36.5                33.7              36.7
Operating expenses                           24.5               22.5                24.6              22.9
Other expense(income)                         5.0               (0.5)                2.2              (0.5)
                                          -------           --------            --------          --------
Operating income                              3.9               14.5                 6.9              14.3
Interest expense                              3.8                3.4                 3.7               2.8
                                          -------           --------            --------          --------
Income before income tax and
   minority interest                          0.1               11.1                 3.2              11.5
Income tax expense                             --                3.8                 1.1               3.9
Minority interest, net of income tax          0.4                --                   .2                --
                                          -------           --------            --------          --------
Net income(loss)                             (0.3) %             7.3   %             1.9   %           7.6   %
                                          =======           ========            ========          ========

Operating income without
   one-time costs                             9.2  %            14.5   %             9.6   %          14.3   %
                                          =======           ========            ========          ========
Operating income without
   one-time costs and amortization           11.4  %            16.2   %            11.6   %          16.0   %
                                          =======           ========            ========          ========

In December 1998 the Company's Universal Glasteel Equipment ("UGE") partnership agreement with Universal Process Equipment, Inc. ("UPE") was amended. The amendments resulted in control of UGE by the Company. Therefore, as of December 1, 1998, the Company began consolidating UGE into its financial statements and recording a minority interest for UPE's share of UGE. The Company's interest in UGE was previously recorded under the equity method and equity income was included in other expense (income). In December 1997 the Company purchased Technoglass S.p.A. and Flow Control Equipment, Inc. The operations of these businesses ("Acquired Businesses") are included only for the periods from their respective dates of acquisition. The effect of the consolidation of UGE and the Acquired Businesses impact the comparisons between fiscal 1999 and 1998.

Net sales for the second quarter of fiscal 1999 were $94.9 million compared to $108.4 million, a decrease of $13.5 million or 12.5% from the same period of the prior year. Year to date sales of $193.1 million decreased $19.4 million or 9.1% from the same period of the prior year. The decreases in pro-forma sales from the same period of the prior year, assuming UGE was consolidated in fiscal 1998 and the Acquired Businesses were acquired at the beginning of fiscal 1998, were $19.2 million or 16.8% for the quarter and $43.6 million or 18.4% year to date. The decreases in sales were primarily driven by weak market conditions in the Company's Energy Systems product platform as major oil service companies have severely restricted capital expenditures due to depressed oil prices. Sales were also down in the Company's Industrial Mixing and Reactor Systems product platforms due to delays or reductions in large capital expenditure projects in the pharmaceutical and specialty chemical markets. Lastly, second fiscal quarter sales were also down slightly in the Company's Industrial Pump product platform due to the work stoppage at the Springfield, Ohio manufacturing facility, which began February 1, 1999 and continued through the end of the quarter. A new labor agreement was reached on April 8, 1999, with the workforce at the Springfield facility, ending a ten week work stoppage (See Item 5.). Backlog at February 28, 1999 was $96.0 million, $3.0 million lower than at November 30, 1998 and the same as August 31, 1998.

The gross margin percentage decreased from 36.5% to 33.4% for the quarter and from 36.7% to 33.7% year to date from the prior year periods. These decreases are due to the lower sales volumes, especially in the higher margin products in the Energy System product platform. Also, the inventory write-down related to heavy oil products in the Energy Systems product platform decreased gross profit by 0.4 % for the quarter and 0.2% year to date. Operating expenses have been reduced; however, the decrease in sales has caused operating expenses as a percent of sales to increase to 24.5% from 22.5% for the quarter and to 24.6% from 22.9% year to date from the prior year periods. Other expense(income) decreased by $5.2 million for the quarter and $5.3 million year to date from the prior year periods due to $4.6 million of plant closure and other termination costs recorded in the second quarter of fiscal 1999. Equity income is also down $0.5 million from the same periods of the prior year since UGE is now consolidated.

Interest expense for the quarter is comparable to the prior year. The increase in year to date interest expense is caused by the higher average debt levels related to the acquisition costs of the Acquired Businesses.

The effective tax rate is 34.0% for both periods.

LIQUIDITY AND CAPITAL RESOURCES
Cash uses in the first six months of fiscal 1999 were $6.4 million for a loan to UPE, the Company's partner in the UGE joint venture, $3.4 million to purchase treasury stock under the Company's stock buy back program and $5.0 million for capital expenditures. Cash generated from operations of $20.6 million funded these cash uses and also was used to reduce debt by $3.7 million.

Cash uses in the first six months of fiscal 1998 were $113.0 million for the acquisitions of Technoglass and FCE and $9.1 million for capital expenditures. The cash uses were primarily funded by borrowings under the Company's Bank Credit Agreement and funds provided by operations.

The Company expects operating cash flow to be adequate for the remainder of fiscal year 1999's operating needs, scheduled debt service, shareholder dividends and other requirements. The major cash requirement for the remainder of fiscal 1999 is planned capital expenditures of approximately $8.0 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

In addition, the Company and its U.S. defined benefit pension plan Master Trust ("Master Trust") started a twelve month program in July 1998 to purchase up to 5% of the Company's outstanding shares, or about 550,000 shares. As of February 28, 1998, the Company has purchased 251,000 shares for $6.2 million and the Master Trust has purchased 168,000 shares for $4.3 million. The repurchased shares will be available for use in connection with employee benefit plans and acquisitions.

As of February 28, 1999 the Company has approximately $155.0 million available borrowing capacity under its Bank Credit Agreement

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

The Company believes it is diligently addressing the Year 2000 issues and that it will satisfactorily resolve significant Year 2000 issues. The Company anticipates completing substantially all of its Year 2000 projects during fiscal 1999, with major completion milestones being targeted for the second and fourth quarters of fiscal 1999. The milestones targeted for the second quarter were substantially completed on time. In the event the Company falls short of these milestones, additional internal resources will be focused on completing these projects or implementing contingency plans.

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

PART II--OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  a) The annual meeting of Shareholders of Robbins & Myers, Inc., ("Company") was held on December 9, 1998.

                  b) The Company's Board of Directors is divided into two classes, with one class of directors elected at each annual meeting of shareholders. At the Annual Meeting on December 9, 1998, the following persons were elected directors of the Company for a term of office expiring at the annual meeting of shareholders to be held in 2000: Daniel W. Duval, Thomas P. Loftis and Jerome F. Tatar. the other directors whose terms of office continued after the Annual Meeting are Robert
                           J. Kegerreis, Ph.D., Maynard H. Murch IV, John N. Taylor, Jr. and William D. Manning, Jr. Gerald L. Connelly was appointed as a Director of the Company on December 9, 1998.


                  c) At the Annual Meeting on December 9, 1998, two items were voted on by shareholders, namely:

                           1) The election of directors in which, as noted above Duval, Loftis and Tatar were elected:

                                                                       Votes For        Votes Withheld
                                                                       ---------        --------------

                                    Daniel W. Duval                    9,776,974                 45,175

                                    Thomas P. Loftis                   9,774,880                 47,269

                                    Jerome F. Tatar                    9,792,992                 29,157

                           2)       Appointment of Ernst & Young LLP as
                                    independent auditors of the Company for the fiscal year ending August 31, 1999 was approved with 9,791,824 cast for approval 28,082 against approval and 2,243 abstentions.

ITEM 5.   OTHER INFORMATION
On April 8, 1999, a labor agreement was reached between the Company and Local 902 of the United Auto Workers, ending a ten week work stoppage at the Company's Springfield, Ohio, manufacturing facility. The Springfield facility manufactures Industrial Pump products.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a)       See Index to Exhibits

                  b) Reports on Form 8-K. During the quarter ended February 28, 1999, the Company filed one report on Form 8-K dated February 10, 1999, to announce lower earnings and a plant closing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           ROBBINS & MYERS, INC.
                                           -------------------------------------






DATE:    APRIL 13, 1999        BY          /s/ STEPHEN R. LEY
         ---------------------             -------------------------------------
                                           STEPHEN R. LEY
                                           VICE PRESIDENT, FINANCE & CFO
                                           (PRINCIPAL FINANCIAL OFFICER)







DATE:    APRIL 13, 1999        BY          /s/ KEVIN J. BROWN
         ---------------------             -------------------------------------
                                           KEVIN J. BROWN
                                           CORPORATE CONTROLLER
                                           (PRINCIPAL ACCOUNTING OFFICER)



                                INDEX TO EXHIBITS
                                -----------------
 (4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
          INDENTURES

          4.1  Amended and Restated Credit Agreement dated as of January 8, 1999 among Robbins & Myers, Inc., the lenders named herein, Bank One,
               N. A., as Administrative Agent and Issuing Bank, NationsBank, N.
               A., as Documentation and Syndication Agent, The Bank of Nova
               Scotia, as Issuing Bank and ABN Amro, N. V., as Issuing Bank                *

          4.2  First Amendment dated as of February 26, 1999 (this "First
               Amendment") to the Amended and Restated Credit Agreement dated
               January 8, 1999,...                                                         *

 (10)     MATERIAL CONTRACTS

          10.1 Salary Continuation Agreement between Robbins & Myers, Inc., and
               Gerald L. Connelly dated February 19, 1999                                  *

 (27)     FINANCIAL DATA SCHEDULE

          27.1 Financial Data Schedule--3 months ended 2/28/99                             *

 *        Filed herewith