Form 10-Q
period 1999-05-31
ROBBINS & MYERS INC
filed 1999-07-13
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
    ACT OF 1934


For the Quarterly Period Ended     MAY 31, 1999     Commission File Number 0-288
                                 ---------------                           -----

                              ROBBINS & MYERS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           OHIO                                                   31-0424220
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



   1400 KETTERING TOWER, DAYTON, OHIO                                45423
--------------------------------------------------------------------------------
(Address of Principal executive offices)                           (Zip Code)



Registrant's telephone number including area code     (937) 222-2610
                                                 ------------------------



                                      NONE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                      ----   ----

COMMON SHARES, WITHOUT PAR VALUE, OUTSTANDING AS OF MAY 31, 1999:10,952,539
                                                                 ----------

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)


                                                              May 31,    August 31,
                                                                 1999          1998
                                                            ---------    ----------
ASSETS                                                            (Unaudited)
Current Assets:
    Cash and cash equivalents                               $  10,508    $   6,822
    Accounts receivable                                        71,024       72,266
    Inventories:
       Finished products                                       18,512       22,785
       Work in process                                         12,709       14,883
       Raw materials                                           24,587       24,226
                                                            ---------    ---------
                                                               55,808       61,894
    Other current assets                                        9,440        4,669
    Deferred taxes                                              9,657        6,966
                                                            ---------    ---------
         Total Current Assets                                 156,437      152,617
Goodwill, net                                                 197,052      202,153
Other Intangible Assets, net                                   18,213       18,959
Other Assets                                                    5,158        4,958
Property, Plant and Equipment                                 189,532      186,330
    Less accumulated depreciation                              75,116       64,009
                                                            ---------    ---------
                                                              114,416      122,321
                                                            ---------    ---------
                                                            $ 491,276    $ 501,008
                                                            =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                        $  26,052    $  31,051
    Accrued expenses                                           51,360       52,603
    Current portion of long-term debt                           3,990        4,139
                                                            ---------    ---------
         Total Current Liabilities                             81,402       87,793
Long-term Debt--Less Current Portion                          195,989      202,103
Deferred Taxes                                                  2,754        2,878
Other Long-Term Liabilities                                    57,040       57,471
Shareholders' Equity:
    Common stock                                               28,081       30,863
    Retained earnings                                         128,935      122,580
    Accumulated other comprehensive (loss)                     (2,925)      (2,680)
                                                            ---------    ---------
                                                              154,091      150,763
                                                            =========    =========
                                                            $ 491,276    $ 501,008
                                                            =========    =========


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)


                                                   Three Months Ended       Nine Months Ended
                                                        May 31,                  May 31,
                                                 ---------------------    ---------------------
                                                    1999        1998         1999       1998
                                                 ---------   ---------    ---------   ---------
Net sales                                        $ 103,829   $ 112,708    $ 296,971   $ 325,238
Cost of sales                                       68,979      71,506      196,936     205,983
                                                 ---------   ---------    ---------   ---------
Gross profit                                        34,850      41,202      100,035     119,255
Operating expenses                                  22,299      22,808       65,863      67,809
Amortization                                         1,984       2,114        5,874       5,846
Other expense(income)                                  284         (30)       4,569      (1,018)
                                                 ---------   ---------    ---------   ---------
Income before interest and income taxes             10,283      16,310       23,729      46,618
Interest expense                                     3,175       4,039       10,329       9,921
                                                 ---------   ---------    ---------   ---------
Income before income tax and minority interest       7,108      12,271       13,400      36,697
Income tax expense                                   2,417       4,173        4,557      12,477
Minority interest, net of income tax                   275          --          680          --
                                                 ---------   ---------    ---------   ---------
Net income                                       $   4,416   $   8,098    $   8,163   $  24,220
                                                 =========   =========    =========   =========

Net income per share:
    Basic                                        $    0.40   $    0.73    $    0.75   $    2.20
                                                 =========   =========    =========   =========

    Diluted                                      $    0.37   $    0.63    $    0.74   $    1.88
                                                 =========   =========    =========   =========

Dividends per share:
    Declared                                     $   0.055   $   0.055    $   0.165   $   0.160
                                                 =========   =========    =========   =========

    Paid                                         $   0.055   $   0.055    $   0.165   $   0.160
                                                 =========   =========    =========   =========



See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED CASH FLOW STATEMENT
(In thousands)
(Unaudited)


                                                                             Nine Months Ended
                                                                                  May 31,
                                                                          ----------------------
                                                                             1999        1998
                                                                          ---------    ---------
Operating Activities:
     Net income                                                           $   8,166    $  24,220
     Adjustment required to reconcile net income to net cash and
        Cash equivalents provided by operating activities:
           Depreciation                                                      12,990       11,566
           Amortization                                                       5,874        5,846
           Changes in operating assets and liabilities:
               Accounts receivable                                              235       (3,355)
               Inventories                                                    4,901         (812)
               Accounts payable                                              (4,683)      (4,943)
               Other                                                           (288)      (2,688)
Net Cash and Cash Equivalents Provided by Operating Activities               27,195       29,834

Investing Activities:
     Acquisition of Flow Control Equipment, Inc. and Technoglass S.p.A           --     (111,844)
     Capital expenditures, net of nominal disposals                          (7,775)     (14,401)
     Loan to Universal Process Equipment                                     (6,429)          --
                                                                          ---------    ---------
Net Cash and Cash Equivalents Used by Investing Activities                  (14,204)    (126,245)

Financing Activities:
     Proceeds from debt borrowings                                           18,886      240,617
     Payments of long-term debt                                             (23,453)    (144,771)
     Proceeds from sale of common stock                                       1,061        2,054
     Purchase of common stock                                                (3,988)        (856)
     Dividends paid                                                          (1,811)      (1,772)
     Other                                                                       --         (735)
                                                                          ---------    ---------
Net Cash and Cash Equivalents (Used) Provided by Financing Activities        (9,305)      94,537
                                                                          ---------    ---------
Increase (Decrease) in Cash and Cash Equivalents                              3,686       (1,874)
Cash and Cash Equivalents at Beginning of Period                              6,822       10,304
                                                                          ---------    ---------
Cash and Cash Equivalents at End of Period                                $  10,508    $   8,430
                                                                          =========    =========


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 1999
(Unaudited)

NOTE A--PREPARATION OF FINANCIAL STATEMENTS
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries ("Company") contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of May 31, 1999, and August 31, 1998, the results of their operations for the three and nine month periods ended May 31, 1999, and May 31, 1998, and their cash flows for the nine month periods ended May 31, 1999, and May 31, 1998. All intercompany transactions have been eliminated.

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

Following are the unaudited summary pro-forma consolidated results of operations of the Company for the nine month period ended May 31, 1998, assuming the acquisition of FCE had occurred at the beginning of fiscal year 1998. Adjustments have been made to the historical financial information in preparing the pro-forma data. These are primarily amortization and depreciation relating to the purchase price allocation, interest cost related to financing the transaction and adjustments to the corporate cost allocations from FCE's former parent.


                                       (In thousands, except per share amounts)
                                       ----------------------------------------
Net sales                                                              $343,890
Net income                                                               24,964
Basic income per share                                                     2.32
Diluted income per share                                                   1.93


NOTE C--OTHER CURRENT ASSETS
On September 15, 1998, the Company loaned $6,429,000 to UPE, the Company's partner in its UGE partnership. The funds were being used by UPE to pursue potential additional ventures between UPE and the Company. The loan is due to be repaid by August 31, 1999.

NOTE D--LONG-TERM DEBT
At May 31, 1999, the Company's debt consisted of the following:

                                                           (In thousands)
                                                           --------------
Senior debt:
    Revolving credit loan                                       $  25,967
    Senior Notes                                                  100,000
    Other                                                           5,528
6.50% Convertible Subordinated Notes                               65,000
Other subordinated debt                                             3,484
                                                           --------------
Total debt                                                        199,979
         Less current portion                                       3,990
                                                           --------------
                                                                $ 195,989
                                                           ==============

The Company's Bank Credit Agreement ("Agreement"), amended January 8, 1999, provides, among other things, that the Company may borrow on a revolving credit basis up to a maximum of $200,000,000. All outstanding amounts under the Agreement are due and payable on November 25, 2002. Interest is variable based upon formulas tied to LIBOR or prime, at the Company's option, and is payable at least quarterly. At May 31, 1999, the weighted average interest rate for all amounts outstanding was 3.24%. Except for guarantees by the Company's U.S. subsidiaries, the pledge of the stock of the Company's U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries, indebtedness under the Agreement is unsecured. Certain restrictive covenants exist including limitations on cash dividends and capital expenditures and minimum requirements for interest coverage and leverage ratios.

The $100,000,000 Senior Notes were issued in two series, Series A in the principal amount of $70,000,000 have an interest rate of 6.76% and are due
May 1, 2008 and Series B in the principal amount of $30,000,000 have an interest rate 6.84% and are due May 1, 2010.

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

NOTE F--OTHER EXPENSE(INCOME)
Other expense(income) is as follows:


                                     Three Months Ended      Nine Months Ended
                                           May 31,               May 31,
                                     ------------------    ------------------
                                       1999      1998        1999       1998
                                     -------    -------    -------    -------
                                                  (In thousands)
Plant closure and relocation costs   $   267    $    --    $ 4,467    $    --
Other termination costs                   --         --        400         --
Equity income                           (124)      (411)      (578)    (1,378)
Other                                    141        381        280        360
                                     -------    -------    -------    -------
                                     $   284    $   (30)   $ 4,569    $(1,018)
                                     =======    =======    =======    =======

In response to the recent downturn in the Company's Energy Systems product platform the Company analyzed its capacity requirements for these products. As a result, on February 10, 1999, the Company recorded a charge of $4,200,000 for the closure and relocation of the Company's Fairfield, California, manufacturing operations. The facility currently manufactures power sections and down-hole pumps. Production will be transferred to the Company's manufacturing facility near Houston, Texas, which currently manufactures similar products. The closure and relocation will consolidate all power section and down-hole pump manufacturing into one facility. The transfer of manufacturing is expected to be completed by December 31, 1999, and the Fairfield facility and certain machinery and equipment will then be sold. It is expected that the sale of the facility will be completed by December 31, 2003. The assets to be sold have been written down to their estimated net realizable value upon sale. The $4,200,000 charge was composed of the following:


                                                                                             (In thousands)
                                                                                             --------------
Asset write-downs:
     Land and building to be sold, $800 estimated net realizable value                             $   600
     Machinery and equipment to be scrapped, $200 estimated net realizable value                       800
                                                                                             -------------
                                                                                                     1,400
Accrued expenses:
     Holding costs of land and building until sold                                                     400
     Environmental costs related to closure of facility                                              1,300
     Employee related costs:
        Severance, 50 Fairfield employees                                                              300
        Pay to stay costs and other employee costs                                                     500
     Other                                                                                             300
                                                                                            --------------
                                                                                                     2,800
                                                                                            --------------
                                                                                                   $ 4,200
                                                                                            ==============

Through the third fiscal quarter of 1999 none of the land, building, machinery or equipment had been sold or scrapped and $225,000 was spent against the $2,800,000 that was accrued. This spending primarily related to environmental, employee related and other costs.

In the third quarter of fiscal 1999 the Company incurred additional expenses of $267,000 related to the closure and relocation. These expenses were to transfer inventory, equipment and employees from Fairfield to Houston and to hire and train new employees in Houston.

NOTE G--NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:


                                                  Three Months Ended   Nine Months Ended
                                                         May 31,            May 31,
                                                   -----------------   -----------------
                                                     1999      1998      1999     1998
                                                   -------   -------   -------   -------
                                                  (In thousands, except per share amounts)
Numerator:
    Basic:
       Net income                                  $ 4,416   $ 8,098   $ 8,163   $24,220
       Effect of dilutive securities:
          Convertible debt interest                    635       635     1,905     1,905
                                                   -------   -------   -------   -------
    Income attributable to diluted shares          $ 5,051   $ 8,733   $10,068   $26,125
                                                   =======   =======   =======   =======
Denominator:
    Basic:
       Weighted average shares                      10,938    11,064    10,929    11,018
       Effect of dilutive securities:
          Convertible debt                           2,385     2,385     2,385     2,385
          Dilutive options and restricted shares       198       451       223       493
                                                   -------   -------   -------   -------
    Diluted shares                                  13,521    13,900    13,537    13,896
                                                   =======   =======   =======   =======

Basic net income per share                         $  0.40   $  0.73   $  0.75   $  2.20
                                                   =======   =======   =======   =======
Diluted net income per share                       $  0.37   $  0.63   $  0.74   $  1.88
                                                   =======   =======   =======   =======


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

The components of comprehensive income are as follows:

                                  Three Months Ended     Nine Months Ended
                                         May 31,              May 31,
                                   -----------------    ------------------
                                     1999      1998      1999        1998
                                   -------   -------    -------    -------
                                              (In thousands)

Net income                         $ 4,416   $ 8,098    $ 8,163    $24,220
Other comprehensive income:
    Foreign currency translation     1,102      (951)      (245)       390
                                   -------   -------    -------    -------

Comprehensive income               $ 5,518   $ 7,147    $ 7,918    $24,610
                                   =======   =======    =======    =======


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

PART I--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table presents the components of the Company's income statement and certain supplementary data as a percent of net sales for the three month and nine month periods of fiscal 1999 and 1998.


                                       Three Months Ended  Nine Months Ended
                                             May 31,           May 31,
                                         --------------    --------------
                                          1999     1998     1999     1998
                                         -----    -----    -----    -----
Net Sales                                100.0%   100.0%   100.0%   100.0%
Cost of sales                             66.4     63.4     66.3     63.3
                                         -----    -----    -----    -----
Gross profit                              33.6     36.6     33.7     36.7
Operating expenses                        21.5     20.2     22.2     20.8
Amortization expense                       1.9      1.9      2.0      1.8
Other expense(income)                      0.3       --      1.5     (0.2)
                                         -----    -----    -----    -----
Income before interest and income
 taxes                                     9.9     14.5      8.0     14.3
Interest expense                           3.1      3.6      3.5      3.1
                                         -----    -----    -----    -----
Income before income taxes                 6.8     10.9      4.5     11.2
Income tax expense                         2.3      3.7      1.5      3.8
Minority interest, net of income tax       0.2       --      0.3       --
                                         -----    -----    -----    -----
Net income                                 4.3%     7.2%     2.7%     7.4%
                                         =====    =====    =====    =====

IBIT without one-time costs               10.2%    14.5%     9.8%    14.3%
                                         =====    =====    =====    =====
IBIT without one-time costs and
 amortization                             12.1%    16.2%    11.7%    16.0%
                                         =====    =====    =====    =====


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

Net sales for the third quarter of fiscal 1999 were $103.8 million compared to $112.7 million, a decrease of $8.9 million or 7.9% from the same period of the prior year. Year to date sales of $297.0 million decreased $28.3 million or 8.7% from the same period of the prior year. The decreases in pro-forma sales from the same period of the prior year, assuming UGE was consolidated at the beginning fiscal 1998 and the Acquired Businesses were acquired at the beginning of fiscal 1998, were $10.9 million or 9.5% for the quarter and $54.4 million or 15.4% year to date. The decreases in sales were primarily driven by weak market conditions in the Company's Energy Systems product platform as major oil service companies have severely restricted capital expenditures due to depressed oil prices. Oil prices have recovered recently and the Company is seeing some first signs of recovery in this market. Sales were also down in the Company's Industrial Mixing and Reactor Systems product platforms due to delays or reductions in large capital expenditure projects, primarily in the specialty chemical market. Lastly, sales were also down in the Company's Industrial Pump product platform due to the work stoppage at the Springfield, Ohio, manufacturing facility, which began February 1, 1999 and continued through April 8, 1999. Backlog at May 31, 1999, was $84.9 million, $11.1 million lower than at February 28, 1999, and August 31, 1998. The decrease in backlog primarily relates to the reduction in large projects for the pharmaceutical and specialty chemical markets affecting the Company's Industrial Mixing and Reactor Systems product platforms.

The gross margin percentage decreased from 36.6% to 33.6% for the quarter and from 36.7% to 33.7% year to date from the prior year periods. These decreases are due to the lower sales volumes, especially in the higher margin products in the Energy System product platform. Operating expenses have been reduced; however, the decrease in sales has caused operating expenses as a percent of sales to increase to 21.5% from 20.2% for the quarter and to 22.2% from 20.8% year to date from the prior year periods. Also, the Company estimates that the work stoppage resulted in lower IBIT of approximately $0.7 million for the quarter and $1.4 million on a year to date basis. Approximately half of the lost IBIT will be recovered in the fourth quarter of fiscal 1999 by recovering the sales that were delayed from the second quarter. Other expense(income) increased by $0.3 million for the quarter and $5.6 million year to date from the prior year periods due to $4.6 million of plant closure and other termination expenses recorded in the second quarter of fiscal 1999 and an additional $0.3 million of expenses recorded in the third quarter of fiscal 1999. Equity income is also down $0.3 million for the quarter and $0.8 million year to date from the same periods of the prior year since UGE is now consolidated.

Interest expense for the quarter decreased by $0.9 million compared to the prior year, primarily due to lower average debt levels. The increase in year to date interest expense is caused by the higher average debt levels related to the acquisition costs of the Acquired Businesses.

The effective tax rate is 34.0% for both periods.

LIQUIDITY AND CAPITAL RESOURCES
Cash uses in the first nine months of fiscal 1999 were $7.8 million for capital expenditures, $6.4 million for a loan to UPE, the Company's partner in the UGE joint venture, $4.0 million to purchase treasury stock under the Company's stock buy back program, and dividends of $1.8 million. Cash generated from operations of $27.2 million funded these cash uses and also was used to repay debt by $4.6 million.

Cash uses in the first nine months of fiscal 1998 were $111.8 million for the acquisitions of Technoglass and FCE, $14.4 million for capital expenditures, and $1.8 million for dividends. The cash uses were primarily funded by borrowings under the Company's Bank Credit Agreement and funds provided by operations.

The Company expects operating cash flow to be adequate for the remainder of fiscal year 1999's operating needs, capital expenditures, scheduled debt service, and shareholder dividends.

In addition, the Company and its U.S. defined benefit pension plan Master Trust ("Master Trust") started a twelve month program in July 1998 to purchase up to 5% of the Company's outstanding shares, or about 550,000 shares. As of May 31, 1999, the Company has purchased 281,000 shares for $6.7 million, of which 184,000 shares for $4.0 million were purchased in fiscal 1999, and the Master Trust has purchased 212,000 shares for $5.1 million. The program was completed in June 1999 with the Company purchasing 47,000 shares for $1.1 million. The repurchased shares will be available for use in connection with employee benefit plans and acquisitions.

As of May 31, 1999 the Company has approximately $160.0 million available borrowing capacity under its Bank Credit Agreement.

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

PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a)       See Index to Exhibits

                  b) Reports on Form 8-K. During the quarter ended May 31, 1999, the Company filed no reports on Form 8-K during the quarter.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      ROBBINS & MYERS, INC.
                                      ------------------------------------

DATE:   JULY 13, 1999           BY    /S/ STEPHEN R. LEY
     --------------------------       ------------------------------------
                                      STEPHEN R. LEY
                                      VICE PRESIDENT, FINANCE & CFO
                                      (PRINCIPAL FINANCIAL OFFICER)




DATE:   JULY 13, 1999           BY    /S/ KEVIN J. BROWN
     --------------------------       ------------------------------------
                                      KEVIN J. BROWN
                                      CORPORATE CONTROLLER
                                     (PRINCIPAL ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS
                                -----------------

 (27)     FINANCIAL DATA SCHEDULE
          27.1 Financial Data Schedule-9 months ended 5/31/99         *

 *        Filed herewith