Form 10-K
period 1999-08-31
ROBBINS & MYERS INC
filed 1999-11-23
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                    FORM 10-K

[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year                                          Commission
Ended August 31, 1999                                     File Number 0-288
---------------------                                     -----------------

                              ROBBINS & MYERS, INC.
             (Exact name of Registrant as specified in its charter)

         OHIO                                                   31-0424220
(State of incorporation)                                     (I.R.S. employer
                                                          identification number)

1400 Kettering Tower, Dayton, Ohio                            45423
----------------------------------                   --------------------------

               Registrant's telephone number, including area code:

                                 (937) 222-2610

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
Title of each class                                         which registered
-------------------                                         ----------------

(1)      Common Shares, without par value                       New York

(2)      6-1/2% Convertible Subordinated Notes, Due 2003        New York

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At the close of business on October 22, 1999

         Number of Common Shares, without
                  par value, outstanding ...........................10,938,945

         Aggregate market value of Common
                  Shares, without par value, held
                  by non-affiliates of the Company................$118,473,360


                       DOCUMENT INCORPORATED BY REFERENCE

         Robbins & Myers, Inc., Proxy Statement, dated November 10, 1999, for its Annual Meeting of Shareholders on December 8, 1999, definitive copies of the foregoing have been filed with the Commission. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

ITEM 1.  BUSINESS.
------------------

BACKGROUND

         Robbins & Myers, Inc., an Ohio corporation (the "Company"), designs, manufactures and markets on a global basis high-performance, specialized fluids management products for the process industries. The Company has two business segments: Process Systems and Energy Systems. Within the Process Systems segment the Company's primary product platforms are Reactor Systems (46.4% and 43.9% of fiscal 1999 and 1998 sales, respectively), Industrial Mixers (16.9% and 17.8% of fiscal 1999 and 1998 sales, respectively), Industrial Pump Products (15.1% and 15.5% of fiscal 1999 and 1998 sales, respectively) and Corrosion-Resistant Products (5.4% and 4.2% of fiscal 1999 and 1998 sales, respectively). The Company's Energy Systems segment had 16.2% and 18.6% of fiscal 1999 and 1998 sales, respectively.

         The Company has achieved a leading market share in each of its segments and product platforms. The Company believes that it is first worldwide in Reactor Systems and in progressing cavity Industrial Pump Products, and second worldwide in Industrial Mixers. In addition the Company's Energy Systems segment has a leading market position in power sections, wellhead equipment and rod guides and a strong market position in down-hole pump and closure products. The Company can provide customers with a wide array of products and systems in its Energy Systems segment. The Company also believes that its principal brand names, such as -Pfaudler(R), Moyno(R), Chemineer(R), Edlon(R) Hercules(R), Patco(R), Resun(R) and Yale(R), are well-known in the marketplace and are associated with quality products and extensive customer support, including product application engineering, state-of-the-art customer test facilities and strong aftermarket service and support.

         The Company markets its products globally to end users where the pumping, mixing, treatment, chemical processing, measurement and containment of gases, fluids and particulates are important elements in their production processes. The diverse industries with fluids management needs served by the Company's products are specialty chemical, agri-chemical, pharmaceutical, oil and gas exploration and production, wastewater treatment, food and beverage and pulp and paper.

         The Company seeks to balance its mix of products and services and maintain overall stability in its operating results principally through increased levels of higher margin aftermarket sales, broad international presence with manufacturing facilities in twelve countries, and end user market diversification. In fiscal 1999 aftermarket sales to the Company's customers, as well as customers of its competitors, accounted for 34% of total sales and sales to non-U.S. customers accounted for 46% of total sales.

         The Company seeks to continue to grow by (i) internal growth from the inherent growth of its end user markets, particularly longer-term, high-growth markets such as pharmaceutical, wastewater treatment, agri-chemical and oil and gas exploration and production, as well as new product introductions; (ii) exploiting acquisition opportunities for industry consolidation within existing markets, specifically the highly fragmented positive displacement pump and industrial mixer industries; (iii) expanding geographically, both internally and through acquisitions, into emerging markets such as the Asia-Pacific Rim, South America and Western Canada oilfields; and
(iv) establishing new product lines through acquisitions of related fluids management businesses such as valves, seals, filters and grinders.

         The Company's business related to oil and gas exploration and production activities has been adversely impacted by the decline in crude oil prices in fiscal 1998 and 1999. The recovery in crude oil prices near the end of fiscal 1999 has resulted in modest increases in order levels; however, longer term stability in crude oil prices is needed before there is a full recovery in this market. In addition, geographic expansion into the Asia-Pacific Rim area has been slowed by the general economic uncertainties in that region. In the long-term the Company believes these areas will recover and be a source of growth for the Company.

         The Company operates in two industry segments. Information concerning the Company's sales, IBIT and identifiable assets by segment and sales and identifiable assets by geographic area for the years ended August 31, 1999, 1998 and 1997 is set forth in Note 11 to the Consolidated Financial Statements included at Item 8 and is incorporated herein by reference.


ACQUISITIONS

         On July 19, 1999, the Company purchased additional shares of GMM Pfaudler Limited, an Indian Corporation ("GMM"), for $3,744,000. These additional shares increased the Company's ownership from 40% to 51% and results in the Company controlling GMM. Therefore, the Company consolidated GMM into its financial statements from that date and recorded a minority interest for the remaining 49% owners' share of GMM. The Company's interest in GMM was previously recorded under the equity method.

         On June 30, 1999, the Company purchased 51% of Chemineer de Mexico, S.A. de C.V. ("Chemineer de Mexico"), a Mexican corporation and its licensee in Mexico for $1,600,000. The Company consolidated the results of Chemineer de Mexico from that date and recorded a minority interest for the remaining 49% owners' share of Chemineer de Mexico. The remaining 49% of Chemineer de Mexico will be purchased in 3 equal increments on December 31, 1999, 2000 and 2001 at prices based upon the earnings of Chemineer de Mexico.

         On December 1, 1998, the Company amended the Universal Glasteel Equipment ("UGE") partnership agreement with Universal Process Equipment, Inc. ("UPE"). The amendment results in the Company controlling UGE. Therefore, the Company consolidated UGE into its financial statements from that date and recorded a minority interest for UPE's share of UGE. The Company's interest in UGE was previously recorded under the equity method. The Company's ownership share of UGE did not change as a result of the amendments.

PROCESS SYSTEMS

Reactor Systems

         The Company's Reactor Systems business, consisting of its Pfaudler, Tycon and Technoglass brands, manufactures and sells glass-lined reactor and storage vessels, mixing systems and accessories, including instrumentation and piping. These products are principally used in the pharmaceutical, specialty chemical and agri-chemical end user markets. A reactor system performs critical functions in batch production processes by providing a temperature, agitation and pressure controlled environment for often complex chemical reactions. The glass-lined vessel is made by lining a specially constructed steel vessel with glass bonded to the inside steel surface. Substantial knowledge is required to properly manufacture a glass-lined vessel. Special glasses are used to both bond with the steel surface and provide an inert, corrosion-resistant surface that will not contaminate the chemicals in the vessel. Reactor systems have vessels with capacities between one and 15,000 gallons, are generally custom-ordered and designed, and are often equipped with various accessories such as drives, glass-lined agitators and baffles, and instruments. A fully equipped reactor system can sell for up to $300,000. The Reactor Systems business also manufactures and sells glass-lined storage vessels with capacities up to 25,000 gallons to mostly the same customers that use glass-lined reactor systems. A summary of the Company's Reactor Systems business is as follows:


                                 End User Markets
                 --------------------------------------------------
Market                                                        % of                Major              Principal
Position         Markets                                1999 Sales          Competitors                 Brands
---------------- ------------------------------- ------------------ -------------------- -----------------------
#1               Specialty Chemicals                           44%           DeDietrich               Pfaudler(R)
                 Pharmaceutical                                44%                                       Tycon(R)
                 Agri-chemicals                                 5%                                 Technoglass(R)
                 Other                                          7%                                         GPS(R)
                                                                                                           CRS(R)
                                                                                                           UGE(R)


         The Company believes that Pfaudler is the largest supplier of glass-lined reactor systems with DeDietrich of France being the next largest supplier. The Japanese suppliers largely supply only the Japanese market. Pfaudler manufactures its glass-lined reactor systems in seven countries, the U.S., the U.K., Germany, India, Brazil, Mexico and China. Tycon and Technoglass glass-lined reactor systems are manufactured in Italy.

         While the Company has a global market share of over 50% in glass-lined reactors and storage vessels, it has a global market share of less than 10% in Reactor Systems. Expanding the market to reactor systems provides growth opportunities in products related to reactors in providing a complete system for customers.

Sales, Marketing And Distribution -- Pfaudler, Tycon and Technoglass glass-lined reactor systems, storage vessels and accessories are sold directly to customers by a Company-employed direct sales force of approximately 30 persons, approximately 20 of whom are based outside the United States and manufacturers' representatives. Pfaudler and Tycon are particularly focused on continuing to develop preferred supplier relationships with major pharmaceutical and specialty chemical companies, as these companies continue to expand their production operations in emerging markets.

Aftermarket Sales -- Pfaudler has a large installed base of glass-lined reactor systems since it has been the leading supplier of these systems for more than 50 years. Aftermarket products and services are an important part of Pfaudler's sales and include field service, replacement parts, accessories and reconditioning used vessels. Glass-lined vessels require regular maintenance and care because of their harsh operating environments and strict purity requirements. The Company has expanded the aftermarket capabilities of Pfaudler to better meet the needs of its customers, as many customers are reducing their internal engineering staffs and outsourcing maintenance activities. Pfaudler has a joint venture with Universal Process Equipment Inc. called Universal Glasteel Equipment ("UGE") to refurbish and sell used, glass-lined vessels. For many customers, used vessels are a cost effective alternative to new vessels. They are more affordable, warranted with the same quality specifications and can often be delivered to a customer faster than a new vessel.

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

Competition -- Pfaudler and Tycon compete principally with DeDietrich in all world markets except Japan, China and India. Pfaudler has the leading market share and installed base in all the countries in which it operates facilities. Tycon has the leading share in Italy and has a significant presence in Switzerland and Germany. DeDietrich has a dominant position in France, where its main facility is located, and a significant presence in other continental European markets and the U.S.

         Pfaudler is the market leader in Mexico, South America and India. In April 1996, the Company announced a 60% owned joint venture agreement with a Chinese glass-lined equipment manufacturer. In 1999, the Company increased its ownership percentage to 70%. The joint venture has a small market share of a fragmented Chinese market, but is upgrading its products to supply Western quality glass-lined vessels to customers in China. The markets in Japan, Taiwan and Korea are largely supplied by Japanese manufacturers that sell few products to markets outside the region.

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


Industrial Mixers

         Chemineer manufactures industrial mixers that range from fractional horsepower sizes to over 1,000 horsepower. Prices for mixers and agitators range from hundreds of dollars for small portable mixers to more than $1 million for large, customized mixers. A summary of the Company's Industrial Mixers business is as follows:


                                  End User Markets
                 ---------------------------------------------------
  Market                                                       % of                     Major          Principal
  Position       Markets                                 1999 Sales               Competitors             Brands
  ---------------------------------------------------------------------------------------------------------------
  #2             Specialty Chemicals                            49%                 Lightnin'         Chemineer(R)
                 Wastewater treatment                            9%                     Ekato           Valchem(R)
                 Pulp & Paper                                    8%                    Satake            Kenics(R)
                 Agri-chemicals                                  4%        Philadelphia Mixer           Greerco(R)
                 Other                                          30%                                     Prochem(R)


         Chemineer's product line consists of top-entry, side-entry, gear-driven, belt-driven, and static mixers. The Company's Industrial Mixers are used in a variety of applications, ranging from simple storage tank agitation to critical applications in polymerization and fermentation processes.

         Chemineer products include a line of high-quality turbine agitators. These gear-driven agitators are available in various sizes, a wide selection of mounting methods, and drive ranges from one to 1,000 horsepower. The Chemineer line also includes top-entry turbine agitators with drive ranges from one-half to five horsepower, designed for less demanding applications, and a line of portable gear-driven and direct drive mixers, which can be clamp mounted to tanks to handle batch mixing needs. In 1999, Chemineer introduced two totally new agitation drive systems, the QED Plus worm gear mixer and the GT parallel shaft agitator. Chemineer also introduced the BTNS, a new mixer for the biotech market to keep pace in this growth market.

         Prochem industrial mixers are principally belt-driven, side-entry mixers used primarily in the pulp and paper and mineral process industries. Kenics mixers are continuous mixing and processing devices, with no moving parts, which are used in specialized static mixing and heat transfer applications. Static mixers in heat exchangers greatly increase the heat transfer process in certain applications. Greerco(R) mixers are high-shear mixers used primarily for paint, cosmetics, plastics and adhesive applications. Mixers are manufactured in Dayton, Ohio, North Andover, Massachusetts and Haverhill, Massachusetts in the U.S. and Derby, England.

Sales, Marketing And Distribution -- Chemineer industrial mixers are sold through regional sales offices and through a network of approximately 125 U.S. and 30 non-U.S. manufacturers' representatives. Chemineer maintains regional sales offices for such equipment in Ohio, Texas, Mexico, Canada, the U.K., Singapore, Taiwan and China.

Competition -- The mixer equipment industry is highly competitive. Three companies account for a significant portion of U.S. sales, but compete with numerous smaller manufacturers. The Company believes that Chemineer's application engineering know-how, diverse products, product quality and customer support allow it to compete effectively in the market place. Chemineer is expanding its presence internationally, especially in Asia. To that end, Chemineer operates a liaison office in Shanghai to establish contacts and relationships in China. Chemineer also has a majority-owned joint venture with General Resources Company of Taipei, Taiwan operating in Singapore and Taiwan to provide sales, marketing and product engineering for the entire line of Chemineer mixers and agitators throughout East Asia.


Industrial Pump Products

         Moyno manufactures and sells progressing cavity pumps and related products into the wastewater treatment, specialty chemicals, oil, food and beverage, and pulp and paper end user markets. Prices range from several hundred dollars for small pumps to up to $200,000 for large pumps such as those used in wastewater treatment applications. A summary of the Company's progressing cavity Industrial Pump Products business is as follows:


                                 End User Markets
                 --------------------------------------------------
Market                                                        % of               Major                Principal
Position         Markets                                1999 Sales         Competitors                   Brands
---------------- -------------------------------- ----------------- ------------------- ------------------------
#1               Wastewater Treatment                          33%             Netzsch                   Moyno(R)
                 Specialty Chemicals                           14%                Mono                     R&M(R)
                 Food & Beverage                               13%              Seepex               Tri-Phaze(R)
                 Pulp & Paper                                  11%                 PCM
                 Oil & Gas                                      7%
                 Other                                         22%


         Progressing cavity technology involves utilizing a motor-driven, high-strength, single or multi-helix rod as a rotor within an elastomer-lined stator. The spaces between the helixes create continual cavities which enable the fluid to move from the suction end to the discharge end. The continuous seal creates positive displacement and an even flow regardless of the speed of the application. Progressing cavity pumps are versatile, as they can be positioned at any angle and can deliver flow in either direction without modification or accessories. These pumps are able to handle fluids ranging from high pressure water and shear sensitive materials to heavy, viscous, abrasive, solid-laden slurries and sludges. In 1999 Moyno introduced the new Ultra Pro 23 rotor and stator design which generates higher flow and pressure capabilities from a more compact design, the world's largest progressing cavity pump, a new line of wastewater treatment screens and a line of high pressure sanitary pumps. Pumps are manufactured in Springfield, Ohio and there are pump assembly and service centers in the U.K., Mexico and Singapore.

Sales, Marketing And Distribution -- Industrial Pump Products are sold worldwide through approximately 50 U.S. and 30 non-U.S. distributors and 40 U.S. and 15 non-U.S. manufacturers' representatives. These networks are managed by 5 regional sales offices in the U.S., one office in the U.K., one office in Mexico and one office in Singapore.

Competition -- Moyno has a large installed base and the leading market share in the U.S., and a smaller presence in Europe and Asia. While the Company believes Moyno is the world leader in the manufacture of progressing cavity pumps, the market is competitive and includes many different types of similar equipment and several competitors, none of which is dominant. In addition, there are several other types of positive displacement pumps including gear, lobe and air-operated diaphragm pumps that compete with progressing cavity pumps in certain applications.


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


                                      End User Markets
                      --------------------------------------------------
Market                                                             % of                    Major      Principal
Position              Markets                                1999 Sales              Competitors         Brands
--------------------- ------------------------------ ------------------- ------------------------ --------------
N/A                   Specialty Chemicals                           64%          Dow-Resistoflex         Edlon(R)
                      Electronics                                   13%                       3P           PSI(R)
                      Pharmaceutical                                 8%
                      Pulp & Paper                                   8%
                      Other                                          7%


         Edlon-PSI primarily competes by offering highly engineered products and products made for special needs that are not readily supplied by competitors. Edlon-PSI is able to compete effectively based on its extensive knowledge and application experience with fluoropolymers. Products are made in Avondale, Pennsylvania, Charleston, West Virginia and Leven, Scotland.

Sales, Marketing And Distribution -- Edlon and PSI products in the U.S. are sold through both a distributor network for higher volume items such as lined pipe and pipe liners, and a direct sales force and sales representatives for lower volume products.

Outside the U.S., products are sold through sales representatives except for the U.K., where products are sold through a direct sales force.

Aftermarket Sales -- Edlon-PSI products do not typically have parts or components that routinely wear out or need replacement, and therefore aftermarket sales are insignificant.


ENERGY SYSTEMS

         R&M Energy Systems ("Energy Systems") manufactures and sells a variety of specialized products to the oil and gas exploration and production markets. These products are principally used either down a well hole or at a wellhead. A summary of the Company's Energy Systems business is as follows:


                                  End User Markets
                        --------------------------------------
Market                                                   % of                   Major                 Principal
Position                Markets                    1999 Sales             Competitors                    Brands
----------------------- ------------------- ------------------ ----------------------- -------------------------
N/A                     Oil & Gas                         91%             Halliburton                    Moyno(R)
                        Other                              9%            Baker-Hughes                  New Era(R)
                                                                          Weatherford                    Patco(R)
                                                                              Telford                    Hamer(R)
                                                                                                      Hercules(R)
                                                                                                        Magnum(R)
                                                                                                         Resun(R)
                                                                                                      Staytite(R)
                                                                                                          Yale(R)


         Energy Systems sells a line of power sections and down-hole progressing cavity pumps, rod guides, wellhead products and closure products. Moyno power sections are used to drive the drill bit in horizontal and directional drilling applications, often with multiple wells drilled from a single location. Power sections utilize the same technology as is used in progressing cavity pumps. Down-hole pumps are used primarily to lift crude oil to the surface where there is not enough natural pressure and for dewatering gas wells. The largest oilfields that benefit from using downhole pumps are in Canada, the U.S., Venezuela and the Commonwealth of Independent States ("CIS"). Rod guides are placed on downhole rods used to pump oil to protect the rods and the well casings from damage during operation and to enhance the flow of fluid to the surface. Wellhead products are used at the wellhead to control the flow of oil, gas and other material from the well. Closure products are used in oil and gas pipelines to allow access to a pipeline at selected intervals. These products are manufactured in Fairfield, California three plants in Texas and several rod guide service centers located in the U.S. and Canadian oilfields. In addition, the Company operates a facility in Belgium that relines power section stators for the European aftermarket.

Sales, Marketing And Distribution -- Power sections are sold directly to oilfield service companies through a sales office in Houston, Texas. Rod guides and certain wellhead equipment in the U.S. and Canada are sold through Company service centers in key oilfield locations. Energy Systems currently operates seven service centers in the U.S. and six service centers in Alberta, Canada. Down-hole pumps in the U.S. are sold through three distributors, and several other distributors have been established in South America, the CIS and Asia. Down-hole pumps in Canada are sold through the service centers. Wellhead products and closure products are also sold through a distributor network in the U.S.

Aftermarket Sales -- Aftermarket sales are principally the relining of stators, a key component of power sections and down-hole pumps. Power section and down-hole pump rotors and rod guides wear out after regular usage, but replacement sales of these items are not identifiable and are not classified as aftermarket sales.

Competition -- Energy Systems is the leading manufacturer of power sections. A few potential customers have backward integrated and produce their own power sections. Energy Systems is also the leading supplier of rod guides, wellhead components and pipeline closure products and is the second leading supplier of down-hole progressing cavity pumps. While the oil and gas exploration and production marketplace is highly fragmented, Energy Systems believes that with its leading positions in these products, as well as the introduction of its well drivehead product in fiscal 1998, it is positioned to be a full line supplier with the capability to provide customers with complete system sourcing.

         Oil service companies, our customers, use the most advanced technologies available in the exploration and recovery of oil and gas. Therefore, new product innovation is critical to suppliers to this market. The Company continually develops new elastomer compounds for use in power sections and down-hole pumps in deeper wells and more adverse conditions. In addition, advanced wellhead equipment is being introduced that will improve the efficiency of well production.


BACKLOG

         At August 31, 1999 and 1998, the Company's order backlog was $74.3 million and $96.0 respectively. Within the next twelve months the Company expects to ship all of its backlog. Sales of the Company's products are not subject to material seasonal fluctuations.


CUSTOMERS

         Sales are not concentrated with any customer, as no customer represented more than 5% of sales in fiscal years 1999, 1998 or 1997.

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

         During 1999, the Company spent approximately $2.2 million on research and development activities compared to $2.0 million in both 1998 and 1997.

         Compliance with federal, state and local laws regulating the discharge of materials into the environment is not anticipated to have any material effect upon the capital expenditures, earnings or competitive position of the Company.

         At August 31, 1999, the Company had 3,244 employees, which included approximately 700 at majority-owned joint ventures. Approximately 900 of these employees were covered by collective bargaining agreements at various locations. In fiscal year 2000 the Company has no labor contracts expiring. Three year labor agreements were reached with the employees of the Pfaudler facility in September 1998 and Moyno in April 1999. The Company considers labor relations at each of its locations to be good.

ITEM 2.  PROPERTIES
-------------------

FACILITIES

         The Company's executive offices are located in Dayton, Ohio. The executive offices are leased and occupy approximately 10,000 square feet. Set forth below is certain information relating to the Company's principal operating facilities.

                                            SQUARE            PRODUCTS MANUFACTURED OR
LOCATION                                   FOOTAGE            OTHER USE OF FACILITY
------------------------------------ -------------- --------- ------------------------------------------------------------
NORTH AND SOUTH AMERICA:
Rochester, New York                        500,000            Reactor Systems
Springfield, Ohio                          275,000            Industrial Pump Products
Dayton, Ohio                               160,000  (1)       Industrial Mixers
Borger, Texas                              115,000            Wellhead products for Energy Systems
Willis, Texas                              110,000            Down-hole pumps and power sections for Energy Systems
Mexico City, Mexico                        110,000            Reactor Systems
Taubate, Brazil                            100,000            Reactor Systems
Charleston, West Virginia                   75,000            Corrosion-Resistant Products
Tomball, Texas                              75,000            Valves and closures for Energy Systems
Fairfield, California                       60,000            Down-hole pumps and power sections for Energy Systems
Avondale, Pennsylvania                      50,000            Corrosion-Resistant Products
North Andover, Massachusetts                30,000  (1)       Industrial Mixers
Sao Jose Dos Campos, Brazil                 30,000            Reactor Systems
Edmonton, Alberta, Canada                25,000 to  (2)       Energy Systems, including two service centers
  2 plants                             30,000 each  (1)
Mexico City, Mexico                         20,000  (1) (3)   Industrial Mixers
Haverhill, Massachusetts                    10,000  (1)       Industrial Mixers
Rochester, New York                         10,000  (1)       Reactor Systems

EUROPE:
Schwetzingen, Germany                      400,000            Reactor Systems
Leven, Scotland                            240,000            Reactor Systems and Corrosion-Resistant Products
Quarto D'Altino, Italy                     120,000            Reactor Systems
San Dona di Piave, Italy                    90,000            Reactor Systems
Bilston, England                            50,000            Reactor Systems
Derby, England                              20,000  (1)       Industrial Mixers
Petit-Rechain, Belgium                      15,000            Power sections for Energy Systems
Kearsley, England                           15,000            Reactor Systems
Bolton, England                             15,000            Reactor Systems
Southampton, England                        10,000  (1)       Industrial Pump Products

ASIA:
Gujurat, India                             350,000  (3)       Reactor Systems
Suzhou, China                              150,000  (4)       Reactor Systems
Singapore                                    5,000  (1)       Industrial Pump Products

(1)  Leased facility.

(2) R&M Energy Systems also operates an additional 13 (7 U.S., 6 Canada) Service Centers, primarily in leased facilities between 5,000 and 10,000 square feet each. These locations are in the oil producing regions of the U.S. and Canada and manufacture rod guides and distribute other of the Company's Energy Systems products. Locations are: Bakersfield, California, Oklahoma City, Oklahoma, Odessa, Texas, Casper, Wyoming, Mt. Pleasant, Michigan, Williston, North Dakota, Wooster, Ohio and in Alberta, Canada - Bonnyville, Brooks, Elk Point, Provost, Sedgewick, and Taber.

(3)  Facility of a 51%-owned subsidiary.

(4)  Facility of a 70%-owned subsidiary.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         The Company is presently not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Maynard H. Murch IV, age 55, has been Chairman of the Board of the Company since July, 1979 and a director of the Company since 1977. Mr. Murch is also President and Chief Executive Officer of Maynard H. Murch Co., Inc. (investments), which is managing general partner of M.H.M. & Co., Ltd. (investments). Mr. Murch is also Vice President (since June, 1976) of Parker/Hunter Incorporated (dealer in securities), a successor firm to Murch and Co., Inc., a securities firm which Mr. Murch had been associated with since 1968.

         Daniel W. Duval, age 63, has been Vice Chairman of the Board of the Company since January 1, 1999. Previously he was President and Chief Executive Officer of the Company and has been a director of the Company since December 3, 1986. Prior to joining the Company, he was President and Chief Operating Officer of Midland-Ross Corporation (a manufacturer of electrical, electronic and aerospace products and thermal systems) having held various positions with that company since 1960.

         Gerald L. Connelly, age 58, has been President and Chief Executive Officer of the Company since January 1, 1999. Previously he was Executive Vice President and Chief Operating Officer of the Company, having been elected to that position on May 1, 1996. He is also President of Pfaudler, Inc. He was President of the Process Industries Group of Eagle Industries, Inc. from 1993 until joining the Company. Previously, he served as President of Pulsafeeder, Inc. (metering pumps) for ten years.

         Stephen R. Ley, age 43, has been Vice President, Finance and Chief Financial Officer of the Company since December 10, 1997. Since joining the Company in 1994, he has held the positions of Treasurer and Director, Financial Planning and Accounting at Corporate and Vice President, Finance and Chief Financial Officer at Pfaudler, Inc. From 1987 to 1994 he held various positions with Eagle Industries in the areas of finance and accounting. Prior to joining Eagle Industries, he was employed by the accounting firm of Arthur Andersen LLP for nine years.

         Hugh E. Becker, age 61, has been Vice President, Investor Relations and Human Resources since December 9, 1998. From 1996 to 1998 he was Senior Director, Investor Relations and Human Resources. Previously he held various investor relations and human resource positions for the Company since 1980.

         Kevin J. Brown, age 41, has been Controller and Chief Accounting Officer of the Company since December 12, 1995. Prior to joining the Company, he was employed by the accounting firm of Ernst & Young LLP for fifteen years.

         Albert L. Raiteri, age 58, has been Treasurer of the Company since December 9, 1998. He has held various positions in finance and accounting for the Company since 1972.

         Joseph M. Rigot, age 56, has been Secretary and General Counsel of the Company since 1990. He has been a partner with the law firm of Thompson Hine & Flory L.L.P. Dayton, Ohio, for more than five years.

         The term of office of all executive officers of the Company is until the next Annual Meeting of Directors (December 8, 1999) or until their respective successors are elected.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
         MATTERS
         -------

         (A) The Company's common shares trade on the New York Stock Exchange under the symbol RBN. The prices presented in the following table are the high and low sales prices for the common shares for the periods presented.


                                                                                    Dividends
                                          High                   Low                     Paid
                                  ------------- --------------------- ------------------------
Fiscal 1999
----------------------
1st Quarter                             $25.25                $17.63                    $.055
2nd Quarter                              23.13                 16.50                     .055
3rd Quarter                              25.25                 15.69                     .055
4th Quarter                              25.88                 20.75                     .055

Fiscal 1998
----------------------
1st Quarter                             $39.50                $32.00                     .050
2nd Quarter                              40.50                 31.25                     .055
3rd Quarter                              39.63                 29.50                     .055
4th Quarter                              30.38                 23.00                     .055


         (B) As of October 22, 1999, the Company had approximately 595 shareholders of record. Based on requests from brokers and other nominees, the Company estimates there are approximately an additional 2,661 shareholders.

         (C) Dividends paid on common shares are presented in the table in Item 5(A). The Company's credit agreements include certain covenants which restrict the Company's payment of dividends. The amount of cash dividends plus stock repurchases the Company may incur in each fiscal year is restricted to the greater of $2,500,000 or 50% of the Company's net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year. For purposes of this test, stock repurchases related to stock option exercises or in connection with withholding taxes due under any stock plan in which employees or directors participate are not included. Under this formula, such cash dividends and treasury stock purchases in fiscal 2000 are limited to $13,860,000.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

SELECTED FINANCIAL DATA(1)

Robbins & Myers, Inc. and Subsidiaries
                                          5 Year
                                          Average
                                          Growth       1999          1998          1997          1996         1995           1994
------------------------------------------------------------------------------------------------------------------------------------
Operating Results (In thousands)
  Orders                                    24.3%    $373,135      $416,989      $375,042      $353,462      $334,931      $125,743
  Ending backlog                                       74,330        96,022       110,078       109,921       107,423        73,944
  Sales                                     26.9      400,142       436,474       385,663       350,964       302,952       121,647
  Gross profit                              24.8      136,166       158,713       138,781       119,030       101,304        44,981
  IBIT before amortization and other        24.9       46,763        65,565        52,638        41,889        30,128        15,360
  IBIT                                      22.4       33,288        60,142        49,521        39,455        26,320        12,102
  Net income                                13.3       11,849        31,230        28,866        19,525        13,157         6,355

  Amortization                                          7,660         7,670         5,170         4,495         3,852           833
  Depreciation                                         16,861        15,846        10,793         9,382         8,549         3,761
  Capital expenditures, net                           (11,612)      (23,020)      (22,071)      (16,453)      (10,133)       (6,798)
  Other cash items, net                                 3,093        (6,172)       (9,583)       (1,342)        7,419         3,652
                                                     -------------------------------------------------------------------------------
  Free cash flow                            29.0     $ 27,851      $ 25,554      $ 13,175      $ 15,607      $ 22,844      $  7,803
                                                     ===============================================================================
Financial Condition (In thousands)
  Total assets                                       $493,852      $501,008      $372,354      $300,340      $270,407      $258,130
  Total debt                                          191,272       206,242       116,083        73,533        67,901        83,790
  Shareholders' equity                                154,226       150,763       124,475        91,437        69,939        57,039
  Total capitalization                                345,498       357,005       240,558       164,970       137,840       140,829
  Enterprise value (2)                      20.4%     448,385       468,015       472,989       306,667       206,925      $177,515
Performance Statistics
  Percent of sales
     Gross profit                                        34.0%         36.4%         36.0%         33.9%         33.4%         37.0%
     IBIT before amortization and other                  11.7          15.0          13.6          11.9          9.91           2.6
     IBIT                                                 8.3          13.8          12.8          11.2           8.7           9.9
  Debt as a % of total capitalization                    55.4          57.8          48.3          44.6          49.3          59.5
  IBIT return on average net assets                       9.3          16.7          21.7          24.7          18.5          16.7
  Net income return on average equity                     7.8          22.7          26.7          25.2          18.6          11.6
Per Share Data (4)
  Net income per share, diluted             12.1%    $   1.06      $   2.43      $   2.29      $   1.77      $   1.23      $   0.60
  Dividends declared                         8.8         0.22         0.215         0.194         0.169         0.150         0.144
  Market price of common stock
     High                                               25.88         40.50         36.75         26.50         14.38         10.38
     Low                                                15.69         23.00         20.00         13.63          8.25          7.75
     Close                                  20.2        23.50         23.75         32.63         22.00         13.72          9.38
  P/E ratio at August 31, diluted                        22.2           9.8          14.4          12.5          11.3          15.5
Other Data (Shares in thousands)
  Shares outstanding at year end                       10,941        11,022        10,938        10,597        10,133         9,992
  Average diluted shares (3)                           13,535        13,906        13,625        11,046        10,738        10,522
  Number of shareholders (4)                            3,256         3,326         2,723         1,632         1,520         1,098
  Number of employees                                   3,244         3,071         2,947         2,459         2,337         2,226

Notes to Selected Financial Data
(1)  1999 reflects the acquisition of a controlling interest in Universal
     Glasteel Equipment, Chemineer de Mexico and GMM Pfaudler Limited, 1998 reflects the acquisitions of Flow Control Equipment, Inc. and Technoglass
     S.r.L. and 1997 reflects the acquisitions of Process Supply, Inc., Spectrum
     Products, Inc., Greerco and Industrie Tycon, S.p.A., as discussed in the
     Business Acquisitions note. 1995 reflects the acquisition of Pharaoh and Cannon and 1994 reflects the acquisition of Pfaudler, Chemineer and Edlon.
(2)  Market capitalization of shares outstanding at year end plus total debt.
(3) 1999, 1998 and 1997 reflect an additional 2,385,000 shares related to the convertible note issuance and 1995 and 1994 are adjusted to reflect the 2 for 1 stock split effective July 31, 1996.
(4) As of September 1, 1999, the Company had 595 shareholders of record. Based on requests from brokers and other nominees, the company estimates there are an additional 2,661 shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
The Company seeks to balance its mix of products and services and maintain overall stability in its operating results principally through increased levels of aftermarket sales, increased non-U.S. sales and end market diversification. Aftermarket sales accounted for 34% of total company sales in fiscal 1999, 32% in fiscal 1998 and 34% in fiscal 1997. Sales to non-U.S. customers were 46% in fiscal 1999, 47% in fiscal 1998 and 46% in fiscal 1997 of total Company sales. The Company's primary markets are specialty chemicals, agri-chemicals, pharmaceuticals, oil and gas exploration and production, wastewater treatment and food and beverage.
  In fiscal 1999, the Company acquired a controlling interest in Universal Glasteel Equipment in December 1998, Chemineer de Mexico in June 1999 and GMM Pfaudler Limited in July 1999. These acquisitions are in the Company's Process Systems business segment. The total cost of the 1999 acquisitions was $5.3 million in cash. These acquisitions accounted for $2.3 million of sales and $0.3 million of IBIT in fiscal 1999. In fiscal 1998, the Company purchased Flow Control Equipment, Inc. ("FCE") and Technoglass, S.r.L. ("Technoglass") in December 1997. FCE is in the Energy Systems segment and Technoglass is in the Process Systems segment. The total cost of the 1998 acquisitions was $117.4 million in cash, notes and assumed debt ($114.1 million after application of available FCE cash at closing). These acquisitions accounted for $41.0 million of sales and $6.6 million of IBIT in fiscal 1998. In fiscal 1997, the Company purchased Process Supply, Inc., Spectrum Products, Inc. and the high shear mixer business of Greerco in February 1997 and Industrie Tycon S.p.A. ("Tycon") in May 1997. These acquisitions are in the Process Systems segment. The total cost of the 1997 acquisitions was $48.3 million in cash, Company stock, notes and debt assumed. These acquisitions accounted for $12.6 million of sales and $3.1 million of IBIT in fiscal 1997.

RESULTS OF OPERATIONS
The following tables present components of the Company's consolidated income statement and segment information.


Consolidated                1999           1998            1997
---------------------------------------------------------------
Sales                      100.0%         100.0%          100.0%
Cost of sales               66.0           63.6            64.0
                           ------------------------------------
Gross profit                34.0           36.4            36.0
Operating expenses          22.3           21.4            22.4
                           ------------------------------------
IBIT before
   amortization
   and other                11.7           15.0            13.6
Amortization                 1.9            1.8             1.3
Other                        1.5           (0.6)           (0.5)
                           ------------------------------------
IBIT                         8.3%          13.8%           12.8%
                           ------------------------------------



Segment                     1999           1998            1997
---------------------------------------------------------------
Process Systems
  Sales                 $335,648       $355,411        $331,571
  IBIT before
     amortization
     and other            47,317         52,995          45,717
  %                         14.1%          14.9%           13.8%
  IBIT                    42,001         49,502          43,308
  %                         12.5%          13.9%           13.1%

Energy Systems
  Sales                 $ 64,494       $ 81,063        $ 54,092
  IBIT before
     amortization
     and other             7,904         21,368          19,640
  %                         12.3%          26.4%           36.3%
  IBIT                     1,097         20,089          19,640
  %                          1.7%          24.8%           36.3%

Total
  Sales                 $400,142       $436,474        $385,663
  IBIT before
     amortization
     and other            46,763         65,565          52,638
  IBIT                    33,288         60,142          49,521


FISCAL 1999 COMPARED TO FISCAL 1998 - Sales of $400.1 million for fiscal 1999 were $36.3 million lower than fiscal 1998, an 8.3% decrease. Pro forma sales, assuming all of the businesses owned at August 31, 1999, were owned for all of fiscal 1999 and fiscal 1998 decreased by $66.8 million or 13.8%.
  The Process Systems segment had sales of $335.6 million in fiscal 1999 compared to $355.4 million in fiscal 1998. On a pro forma basis, the Process Systems segment sales decreased by $31.6 million, an 8.3% decrease. This decrease was primarily driven by weak market demand in the specialty chemical market. Capital spending in this market has been reduced as operating rates and profitability levels have been weak. Order levels have declined faster than sales resulting in backlog decreasing to $70.9 million from $93.0 million at the beginning of the year. The Process Systems segment is a long lead time business and this low level of opening backlog signals a slow first half of fiscal 2000 for this segment.
  The Energy Systems segment was dramatically influenced by the decrease in crude oil prices in fiscal 1998 and 1999, reaching a low of $10.35 a barrel in early fiscal 1999 from price levels that were $18.00 - $22.00 per barrel for several years. Oil exploration was significantly reduced and marginal wells were shut down. As a result, our Energy Systems segment sales were $64.5 million in fiscal 1999 compared to $81.1 million in fiscal 1998. On a pro forma basis sales decreased by $35.2 million, a 35.3% decrease. Late in fiscal 1999 crude oil prices recovered to the $22.00 per barrel level and the Company has seen a modest increase in order levels. Longer term stability in crude oil prices is needed before there is a full recovery in this market. This segment is a short lead time business and backlog levels have increased slightly to $3.4 million from $3.0 million at the beginning of the year.
  Gross profit margins have declined to 34.0% in fiscal 1999 from 36.4% in fiscal 1998. This decrease is primarily due to the change in product mix. The Company's Energy Systems segment is a higher gross margin business and the significant decline in sales has caused total gross margin to decline. Secondarily, the lower volume in the Process Systems segment has also reduced gross margin levels slightly.
  IBIT before amortization and other for fiscal 1999 is $46.8 million compared to $65.6 million in fiscal 1998, a decrease of $18.8 million or 28.7%. This decrease is primarily in the Company's Energy Systems segment which declined from $21.4 million in fiscal 1998 to $7.9 million in fiscal 1999, on a sales decline of $16.6 million. Costs to support products in this segment are of a high fixed cost nature. Therefore, the cost structure cannot be adjusted quickly when sales decline rapidly. The Company is closing its Fairfield, California manufacturing facility and has consolidated management. However, these actions did not significantly benefit fiscal 1999. Fiscal 2000 will see some of the cost benefit with the full impact coming in fiscal 2001. The benefits will not be fully realized until 2001 because the Fairfield plant is expected to continue operating into the second quarter of fiscal 2000. In the Process Systems segment IBIT before amortization and other decreased $5.7 million on a sales decline of $19.8 million and as a percent of sales decreased from 14.9% to 14.1%. This level of volume decrease is more manageable and variable costs, primarily employment levels and variable pay plans, were adjusted to the lower volume levels minimizing the effect on IBIT before amortization and other.
  Other has increased $8.1 million. This increase is primarily from the $4.2 million charge in the second quarter of fiscal 1999 for closing and relocating the Fairfield manufacturing plant and $0.6 million of additional costs for relocation, transfer and training costs related to the Fairfield plant which could not be accrued in the second quarter. Additionally, termination costs of $1.6 million were recorded during the year, primarily related to employment reductions at Moyno and Chemineer. Lastly, equity income decreased by $1.7 million because controlling interests were acquired in UGE and GMM, the Company's only equity investees, in December 1998 and July 1999, respectively. These businesses were consolidated and equity income was no longer recorded from those dates.
  Interest expense increased to $13.8 million in fiscal 1999 from $12.8 million in fiscal 1998. The increase is from higher average debt levels in fiscal 1999 primarily because the $106.0 million spent for FCE was outstanding all of fiscal 1999 and only a portion of fiscal 1998. The Company's effective interest rate was 6.7% for both fiscal 1999 and fiscal 1998.
  The effective tax rate was 34.0% for both fiscal 1999 and fiscal 1998. The fiscal 1999 rate is lower than the statutory rate because of a reduction in valuation allowances for deferred tax assets in countries outside the U.S. Taxable income was generated in these countries justifying the reduction of these allowances. Additionally, the Company generates a tax benefit from its Foreign Sales Corporation. Net deferred income tax assets of $5.4 million at August 31, 1999 primarily relate to U.S. operations. Available carrybacks and future pretax income at recent levels would be sufficient to realize these assets.
  Net income and earnings per share for fiscal 1999 are $11.8 million and $1.06 compared to $31.2 million and $2.43 in fiscal 1998. Excluding the effect of the charge from the Fairfield closure and one-time severance costs, net income would have been higher by $4.2 million and $0.31 respectively. The remaining decrease was primarily from the decline in the Energy Systems business and to a lesser degree the decline in the Process Systems segment and slightly higher interest costs, as discussed above.
  FISCAL 1998 COMPARED TO FISCAL 1997 - Sales of $436.5 million for fiscal 1998 were $50.8 million, or 13.2% higher than for fiscal 1997. This increase was primarily attributable to the acquired businesses. Pro forma sales, assuming all of the businesses owned at August 31, 1998 were owned for all of fiscal 1998 and fiscal 1997, decreased by $10.6 million or 2.3%.
  The Process Systems segment had sales of $355.4 million in fiscal 1998 compared to $331.6 million in fiscal 1997. The increase was all from acquired businesses. On a pro forma basis sales were the same as fiscal 1997. Sales were fiat in this segment as large project orders were cancelled or delayed due to the economic uncertainty of 1998. Orders declined by more than sales in fiscal 1998 because of this uncertainty, resulting in backlog declining by $11.0 million.
  The Energy Systems segment had sales of $81.1 million in fiscal 1998 compared to $54.1 million in fiscal 1997. This increase was all from acquired businesses. On a pro forma basis sales actually declined $10.2 million or 9.3%. This decline was because of the steady drop in crude oil prices from $20.00 per barrel in early fiscal 1998 to under $15.00 per barrel by the end of fiscal 1998. Backlog levels also dropped to $3.0 million at the end of fiscal 1998 from $6.0 million at the end of fiscal 1997.
  The gross margin percent increased from 36.0% for fiscal 1997 to 36.4% for fiscal 1998 due to cost containment and positive contribution from the 1998 acquisitions.
  IBIT before amortization and other for fiscal 1998 was $65.6 million compared to $52.6 million in fiscal 1997, an increase of $13.0 million or 24.7%. The increase was primarily from the acquired businesses, improved operating margins in the Process Systems segment and corporate cost reductions. IBIT before amortization and other as a percent of sales increased in the Process Systems segment to 14.9% in fiscal 1998 from 13.8% in fiscal 1997 primarily from cost containment programs and reductions in variable pay. IBIT before amortization and other as a percent of sales decreased in the Energy Systems segment to 26.4% in fiscal 1998 from 36.3% in fiscal 1997. This decrease was from the overall lower sales volumes and lower operating margins in the acquired FCE business.
  Amortization expense increased to $7.7 million from $5.2 million in fiscal 1997. This increase is from the 1998 acquired businesses, primarily FCE, and a full year of expense from the 1997 acquisitions.
  Interest expense increased to $12.8 million for fiscal 1998 from $6.4 million for fiscal 1997. This was due to higher average debt levels related to the acquisition costs of the acquired businesses, as the effective interest rate remained stable.
  The effective income tax rate was 34.0% for fiscal 1998 compared to 33.0% for fiscal 1997. This increase was due to a reduced benefit in fiscal 1998 from the utilization of loss carryforwards outside the U.S. as these loss carryforwards were fully realized in 1997 and 1998 in certain countries. Net deferred income tax assets of $4.1 million at August 31, 1998 primarily relate to U.S. operations. Available carrybacks and future pretax income at recent levels would be sufficient to realize these assets.
  Net income of $31.2 million was 8.2% higher than for fiscal 1997. Diluted income per share rose 6.1% to $2.43 compared to $2.29 for fiscal 1997. The increases were from the acquisitions and higher operating margins in the Process Systems segment.

LIQUIDITY AND CAPITAL RESOURCES
The Company's significant cash needs expected for fiscal 2000 are planned capital expenditures of $20.0 million, cash needed for a share repurchase program announced in October 1999 and shareholder dividends. The share epurchase program is a twelve month program to repurchase up to 3% or 350,000 shares or share equivalents in the convertible notes. The Company expects cash flow from operating activities to be adequate for these needs. There are no significant restrictions on the Company's ability to transfer funds from its non-U.S. subsidiaries to the Company.
  In the fourth quarter of fiscal 1999 the Company completed the 1998 share repurchase program to purchase up to 5% of the Company's outstanding shares, or about 550,000 shares. In 1999, 231,153 shares were purchased by the Company for $5.1 million and 110,000 shares were purchased by the Company's U.S. defined benefit pension plan Master Trust ("Master Trust") for $2.2 million. In fiscal 1998, 96,600 shares were purchased by the Company for $2.8 million and 101,700 shares were purchased by the Master Trust for $2.8 million. Total purchases under this program were 539,453 shares for $12.9 million.
  In fiscal 1999 cash flow from operating activities was $39.5 million. This cash was primarily used for $14.4 million of net debt repayments, $11.6 million for capital expenditures, $5.3 million for acquisitions and $5.1 million to complete the 1998 share repurchase program.

  In fiscal 1999 free cash flow, cash provided by operations less capital expenditures, was $27.9 million, an increase of $2.3 over fiscal 1998 despite lower income levels. The Company was able to react to the lower income levels and preserve free cash flow through working capital reductions and reduced capital spending
  In fiscal 1998, cash flow from operating activities of $48.6 million and net debt borrowings of $88.3 million generated $136.9 million of cash. Significant cash uses in fiscal 1998 were $112.3 million for acquisitions, capital expenditures of $23.0 million, $2.8 million to fund the purchase of 96,600 shares through the share repurchase program and dividend payments of $2.4 million

YEAR 2000 AND EURO
Certain software and hardware systems are time sensitive. Older time sensitive systems often use a two digit dating convention ("00" rather than "2000") that could result in system failure and disruption of operations as the Year 2000 approaches. This is referred to as the Year 2000 issue. The Year 2000 issue will impact the Company, its suppliers, customers and other third parties that transact business with the Company.
  Each business unit within the Company has a Year 2000 team. These teams identified issues related to substantially all hardware and software systems within the Company, products sold by the Company, and significant suppliers and other third parties that transact business with the Company. Projects were established to address all significant Year 2000 issues. Each Year 2000 team reports regularly to senior management on the progress of significant Year 2000 projects. Senior management reports to the Board of Directors quarterly on the Company's progress with Year 2000 projects.
  Most Year 2000 activities were to test hardware and software systems, including non-information technology systems such as telephones and CNC machines. The Company determined that it needed to replace or modify some of its software and hardware systems. The Company replaced most of the systems with Year 2000 issues and reprogrammed only a few software systems.
  The Company believes it has no material exposure to contingencies related to the Year 2000 issue for products sold as few Company products contain time sensitive hardware or software systems.
  The Company initiated communications with significant suppliers, customers and other relevant third parties to identify and minimize disruptions to the Company's operations from Year 2000 issues. However, there can be no certainty that the impacted systems and products of other parties on which the Company relies will be Year 2000 compliant.
  The costs for resolving Year 2000 issues were approximately $1.8 million for fiscal 1999 and $1.6 million for fiscal 1998. Most of these costs were to replace existing software and hardware systems.
  The Company believes it has diligently addressed the Year 2000 issues and that it has satisfactorily resolved significant Year 2000 problems.

  The Company believes it has no significant exposure to the introduction of the new Euro currency.

FORWARD-LOOKING STATEMENTS
This Annual Report in sections "Letter to Shareholders", "Internal Growth", "External Growth", and "Management's Discussion and Analysis of Financial Condition and Results of Operations", contain "Forward-looking Statements". All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including statements related to growth, operating margin performance, earnings per share or statements expressing general opinions about future operating results, are forward-looking statements.
  These forward-looking statements and performance trends are subject to certain risks and uncertainties that could cause actual results to differ materially from these statements and trends. Such factors include, but are not limited to, a significant decline in capital expenditure levels in the Company's served markets, a major decline in oil and gas prices, foreign exchange rate fluctuations, uncertainties surrounding the Year 2000 issues and the new Euro currency, continued availability of acceptable acquisition candidates and general economic conditions that can affect the demand in the process industries. Any forward-looking statements are made based on known events and circumstances at the time. The Company undertakes no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

MARKET RISK
In its normal operations the Company has market risk exposure to foreign exchange rates. As a result of the Company's global operations, it has assets, liabilities and cash flows in currencies other than U.S. dollars. The Company's significant non-U.S. operations have their local currencies as their functional currency and primarily buy and sell using that same currency. The Company manages its exposure to its net assets and cash flows in currencies other than U.S. dollars by minimizing its non-U.S. dollar net asset positions through maintaining a portion of its bank debt in Italian Lira and matching net asset positions in certain currencies with net liability positions in other currencies that move in similar directions in relation to the U.S. dollar (for example the Italian lira and the German mark). The Company also enters into hedging transactions, primarily currency swaps under established policies and guidelines, that enable it to mitigate the potential adverse impact of foreign exchange rate risk. The Company does not engage in trading or other speculative activities with these transactions, as established policies require that such hedging transactions relate to specific currency exposures.
  The Company's main foreign exchange rate exposures relate to assets, liabilities and cash flows denominated in British pounds, German marks, Italian lira and Canadian dollars and the general economic exposure that fluctuations in these currencies could have on the dollar value of future non- U.S. cash flows. To illustrate the potential impact of changes in foreign currency exchange rates on the Company as of August 31, 1999, the Company's net unhedged exposures in each currency were remeasured assuming a 10% decrease in foreign exchange rates compared to the U.S. dollar. Using this method the Company's IBIT and cash flow from operations for fiscal 1999 would have decreased by $1.7 million and $1.9 million, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes may also affect the volume of sales or the foreign currency sales prices as competitor's products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not include any effects of such potential changes in sales levels or local currency prices.
  The Company also has market risk exposure to interest rates. At August 31, 1999, the Company has $191.3 million in interest bearing debt obligations that are subject to market risk exposure due to changes in interest rates. To manage its exposure to changes in interest rates, the Company attempts to maintain a balance between fixed and variable rate debt. Such a balance in the debt profile is expected to moderate the Company's financing cost over time. If long-term corporate interest rates were to drop substantially, the Company is limited in its ability to refinance its fixed rate debt. However, the Company does have the ability to change the characteristics of its fixed rate debt to variable rate debt through interest rate swaps to achieve its objective of balance. No such interest rate swaps are outstanding at August 31, 1999.
  At August 31, 1999, $170.1 million of the outstanding debt is at fixed rates with a weighted average interest rate of 6.72% and $21.2 million is at variable rates with a weighted average interest rate of 3.80%. The estimated fair value of the Company's total debt at August 31, 1999, is approximately $187.0 million. The following table presents the aggregate maturities and related weighted average interest rates of the Company's debt obligations at August 31, 1999, by maturity dates ($ in thousands):

Maturity            U.S. Dollar       U.S. Dollar      Italian Lira
Date                Fixed Rate       Variable Rate     Variable Rate
               --------------------------------------------------------
                 Amount    Rate     Amount    Rate     Amount    Rate
               --------------------------------------------------------
2000           $    121   13.00%
2001                231   13.00
2002                819    8.94
2003              1,663    7.34      $3,721   8.25%     $17,477   2.85%
2004             65,700    6.52
Thereafter      101,540    6.80
               --------------------------------------------------------
Total          $170,074    6.72%     $3,721   8.25%     $17,477   2.85%
               --------------------------------------------------------


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

CONSOLIDATED BALANCE SHEET



Robbins & Myers, Inc. and Subsidiaries                             August 31,
($ in thousands)                                               1999          1998
----------------------------------------------------------------------------------
ASSETS
  Current Assets:
     Cash and cash equivalents                              $   8,901    $   6,822
     Accounts receivable                                       74,900       72,266
     Inventories                                               53,747       61,894
     Other current assets                                      12,824        4,669
     Deferred taxes                                             5,470        6,966
                                                            ----------------------
       Total Current Assets                                   155,842      152,617
  Goodwill                                                    195,294      202,153
  Other Intangible Assets                                      18,806       18,959
  Other Assets                                                  6,641        4,958
  Property, Plant and Equipment                               117,269      122,321
                                                            ----------------------
                                                            $ 493,852    $ 501,008
                                                            ----------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
     Accounts payable                                       $  27,949    $  31,051
     Accrued expenses                                          54,935       52,603
     Current portion of long-term debt                            121        4,139
                                                            ----------------------
       Total Current Liabilities                               83,005       87,793
  Long-Term Debt - Less Current Portion                       191,151      202,103
  Deferred Taxes                                                   24        2,878
  Other Long-Term Liabilities                                  58,494       55,848
  Minority Interest                                             6,952        1,623

  Shareholders' Equity:
     Common stock-without par value:
     Authorized shares-40,000,000
     Issued shares-11,225,950 in 1999 and 1998                 33,968       35,749
     Treasury shares-284,746 (204,436 in 1998)                 (6,500)      (4,886)
     Retained earnings                                        132,015      122,580
     Accumulated other comprehensive loss:
       Foreign currency translation                            (2,946)      (1,779)
       Minimum pension liability                               (2,311)        (901)
                                                            ----------------------
       Total                                                   (5,257)      (2,680)
                                                            ----------------------
                                                              154,226      150,763
                                                            ----------------------
                                                            $ 493,852    $ 501,008
                                                            ----------------------

See Notes to Consolidated Financial Statements


CONSOLIDATED SHAREHOLDERS' EQUITY STATEMENT

                                                                                                Accumulated
                                                                                                      Other
Robbins & Myers, Inc. and Subsidiaries                  Common      Treasury      Retained    Comprehensive
($ in thousands, except per share data)                 Shares        Shares      Earnings     Income (Loss)       Total
--------------------------------------------------------------------------------------------------------------------------
Balance at September 1, 1996                           $26,617      $(2,481)       $66,996           $  305     $ 91,437
  Net income                                                                        28,866                        28,866
  Change in foreign currency translation                                                                607          607
  Change in minimum pension liability                                                                    19           19
                                                                                                                --------
  Comprehensive income                                                                                            29,492
  Cash dividends declared, $0.194 per share                                         (2,127)                       (2,127)
  Stock options exercised, 91,750 shares                   641                                                       641
  Proceeds from share sales, 48,770 shares                 446          627                                        1,073
  Value of 238,000 shares used for purchase of
     Process Supply, Inc.                                2,751        3,706                                        6,457
  Performance stock awards                               1,300                                                     1,300
  Performance stock issuances, 111,260 shares
  Stock purchases, 149,621 shares                                    (4,063)                                      (4,063)
  Tax benefits of stock options exercised                  265                                                       265
                                                       -------------------------------------------------------------------
Balance at August 31, 1997                              32,020       (2,211)        93,735              931      124,475
  Net income                                                                        31,230                        31,230
  Change in foreign currency translation                                                             (3,041)      (3,041)
  Change in minimum pension liability                                                                  (570)        (570)
                                                                                                                --------
  Comprehensive income                                                                                            27,619
  Cash dividends declared, $0.215 per share                                         (2,385)                       (2,385)
  Stock options exercised, 165,800 shares                  774          787                                        1,561
  Proceeds from share sales, 34,632 shares                 635          532                                        1,167
  Performance stock awards                                 581                                                       581
  Performance stock issuances, 15,313 shares
  Stock repurchase program, 96,600 shares                            (2,774)                                      (2,774)
  Other stock purchases, 35,182 shares                               (1,220)                                      (1,220)
  Tax benefits of stock options exercised                1,739                                                     1,739
                                                       -------------------------------------------------------------------
Balance at August 31, 1998                              35,749       (4,886)       122,580           (2,680)     150,763
  Net income                                                                        11,849                        11,849
  Change in foreign currency translation                                                             (1,167)      (1,167)
  Change in minimum pension liability                                                                (1,410)      (1,410)
                                                                                                                --------
  Comprehensive income                                                                                             9,272
  Cash dividends declared, $0.22 per share                                          (2,414)                       (2,414)
  Stock options exercised, 95,400 shares                (1,480)       2,188                                          708
  Proceeds from share sales, 39,579 shares                (523)       1,343                                          820
  Performance stock awards                                (243)                                                     (243)
  Performance stock issuances, 19,427 shares
  Stock repurchase program, 231,153 shares                           (5,061)                                      (5,061)
  Other stock purchases, 3,563 shares                                   (84)                                         (84)
  Tax benefits of stock options exercised                  465                                                       465
                                                       -------------------------------------------------------------------
Balance at August 31, 1999                             $33,968      $(6,500)      $132,015          $(5,257)    $154,226
                                                       -------------------------------------------------------------------

See Notes to Consolidated Financial Statements


CONSOLIDATED INCOME STATEMENT

Robbins & Myers, Inc. and Subsidiaries                     Years ended August 31,
($ in thousands, except per share data)                 1999        1998         1997
-------------------------------------------------------------------------------------
Sales                                              $ 400,142   $ 436,474    $ 385,663
Cost of sales                                        263,976     277,761      246,882
                                                   ----------------------------------
Gross profit                                         136,166     158,713      138,781

Operating expenses                                    89,403      93,148       86,143
                                                   ----------------------------------
                                                      46,763      65,565       52,638

Amortization                                           7,660       7,670        5,170
Other                                                  5,815      (2,247)      (2,053)
                                                   ----------------------------------

Income before interest and income taxes               33,288      60,142       49,521

Interest expense                                      13,752      12,821        6,437
                                                   ----------------------------------

Income before income taxes and minority interest      19,536      47,321       43,084

Income tax expense                                     6,647      16,091       14,218
Minority interest                                      1,040           0            0
                                                   ----------------------------------

Net income                                         $  11,849   $  31,230    $  28,866
                                                   ----------------------------------

Net income per share:
  Basic                                            $    1.08   $    2.83    $    2.67
                                                   ----------------------------------

  Diluted                                          $    1.06   $    2.43    $    2.29
                                                   ----------------------------------

See Notes to Consolidated Financial Statements

CONSOLIDATED CASH FLOW STATEMENT

Robbins & Myers, Inc. and Subsidiaries                                                Years ended August 31,
($ in thousands)                                                                 1999          1998          1997
-----------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net income                                                                $  11,849     $  31,230     $  28,866
  Adjustment required to reconcile net income to net cash
     and cash equivalents provided by operating activities:
       Depreciation                                                            16,861        15,846        10,793
       Amortization                                                             7,660         7,670         5,170
       Deferred taxes                                                          (2,447)        3,493           889
       Performance stock awards                                                  (243)          581         1,300
  Changes in operating assets and liabilities - excluding the effects of acquisitions:
       Accounts receivable                                                       (310)         (320)       (6,610)
       Inventories                                                             11,067          (495)        1,446
       Other current assets                                                    (7,844)       (1,164)          551
       Other assets                                                             2,538        (1,902)       (1,710)
       Accounts payable                                                        (3,640)         (985)       (2,350)
       Accrued expenses and other liabilities                                   3,972        (5,380)       (3,099)
                                                                            --------------------------------------
  Net cash and cash equivalents provided by operating activities               39,463        48,574        35,246

Investing Activities:
  Capital expenditures, net of nominal disposals                              (11,612)      (23,020)      (22,071)
  Purchase of GMM Pfaudler and Chemineer de Mexico                             (5,344)            0             0
  Purchase of Flow Control Equipment and Technoglass                                0      (112,306)            0
  Purchase of Process Supply, Spectrum Products, Greerco and Tycon                  0             0       (36,422)
                                                                            --------------------------------------
  Net cash and cash equivalents used by investing activities                  (16,956)     (135,326)      (58,493)

Financing Activities:
  Proceeds from debt borrowings                                                25,599       248,382       148,939
  Payments of long-term debt                                                  (39,996)     (160,102)     (117,461)
  Other financing costs                                                             0        (1,359)         (837)
  Proceeds from sale of common stock                                            1,528         2,728         1,979
  Purchase of common stock                                                     (5,145)       (3,994)       (4,063)
  Dividends paid                                                               (2,414)       (2,385)       (2,127)
                                                                            --------------------------------------
  Net cash and cash equivalents (used) provided by financing activities       (20,428)       83,270        26,430
                                                                            --------------------------------------
  Increase (decrease) in cash and cash equivalents                              2,079        (3,482)        3,183
                                                                            --------------------------------------
  Cash and cash equivalents at beginning of year                                6,822        10,304         7,121
                                                                            --------------------------------------
  Cash and cash equivalents at end of year                                  $   8,901     $   6,822     $  10,304
                                                                            --------------------------------------

See Notes to Consolidated Financial Statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Robbins & Myers, Inc. and Subsidiaries

NOTE 1- SUMMARY OF ACCOUNTING POLICIES

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

Accounts Receivable
Accounts receivable relate primarily to customers located in North America and Western Europe and are concentrated in the specialty chemical, pharmaceutical and oil and gas markets. To reduce credit risk, the Company performs credit investigations prior to accepting an order and, when necessary, requires letters of credit to insure payment.

Inventories
Inventories are stated at the lower of cost or market determined by the last-in, first-out ("LIFO") method in the U.S. and the first-in, first-out ("FIFO") method outside the U.S.

Goodwill and Other Intangible Assets
Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired. The carrying value of goodwill is reviewed quarterly if the facts and circumstances suggest that it may be impaired. If the review indicates that goodwill is impaired, as determined by the undiscounted cash flow method, it will be reduced to its estimated recoverable value.
  Amortization is calculated on the straight-line basis using the following lives:

Patents                               14 to 17 years
Non-compete agreements                  3 to 5 years
Financing costs                              5 years
Acquisition costs                     20 to 40 years
Goodwill                              20 to 40 years

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation expense is recorded over the estimated useful life of the asset on the straight-line method using the following lives:

Land improvements                           20 years
Buildings                                   45 years
Machinery and equipment                3 to 15 years

  The Company's normal policy is to expense as incurred repairs and improvements made to capital assets. In limited circumstances, betterments are capitalized and amortized over the estimated life of the new asset and any remaining value of the old asset is written off. Repairs to machinery and equipment must result in an addition to the useful life of the asset before the costs are capitalized.

Foreign Currency Accounting
Gains and losses resulting from the settlement of a transaction in a currency different from that used to record the transaction are charged or credited to net income when incurred. Adjustments resulting from the translation of non-U.S. financial statements into U.S. dollars are recognized in accumulated other comprehensive loss for all non-U.S. units.

Income Taxes
Income taxes are provided for all items included in the Consolidated Income Statement regardless of the period when such items are reported for income tax purposes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

  The Company's policy is to provide U.S. income taxes on non-U.S. income when remitted to the U.S. The Company does not provide U.S. income taxes on the remaining undistributed non-U.S. income, as it is the Company's intention to maintain its investments in these operations.

Consolidated Cash Flow Statement
Cash and cash equivalents consist of working cash balances and temporary investments having an original maturity of 90 days or less.

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

New Accounting Standards
The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is not required to be adopted by the Company until its fiscal year 2001. The Company makes minimal use of derivative instruments and anticipates no material impact from adopting this standard.

Reclassifications
Certain prior year amounts are reclassified to conform with the current year presentation.

NOTE 2 - BUSINESS ACQUISITIONS
On July 19, 1999, the Company purchased additional shares of GMM Pfaudler Limited, an Indian Corporation, ("GMM") for $3,744,000. These additional shares increased the Company's ownership from 40% to 51% and results in the Company controlling GMM. Therefore, the Company consolidated GMM into its financial statements from that date and recorded a minority interest for the remaining 49% owners' share of GMM. The Company's interest in GMM was previously recorded under the equity method.
  On June 30, 1999, the Company purchased 51% of Chemineer de Mexico, S.A. de C.V. ("Chemineer de Mexico"), a Mexican corporation and its licensee in Mexico for $1,600,000. The Company consolidated the results of Chemineer de Mexico from that date and recorded a minority interest for the remaining 49% owners' share of Chemineer de Mexico. The remaining 49% of Chemineer de Mexico will be purchased in 3 equal increments on December 31, 1999, 2000 and 2001 at prices based upon the earnings of Chemineer de Mexico.

  On December 1, 1998, the Company amended the Universal Glasteel Equipment ("UGE") partnership agreement with Universal Process Equipment, Inc. ("UPE"). The amendment results in the Company controlling UGE. Therefore, the Company consolidated UGE into its financial statements from that date and recorded a minority interest for UPE's share of UGE. The Company's interest in UGE was previously recorded under the equity method. The Company's ownership share of UGE did not change as a result of the amendments.
  On December 19, 1997, the Company acquired all of the outstanding capital stock of Flow Control Equipment, Inc. ("FCE") for $109,300,000 in cash (or approximately $106,030,000 after application of available FCE cash at closing). FCE supplies a broad line of products for use in artificial lift applications in the oil and gas exploration and production markets, including rod guides, wellhead equipment and valves. FCE also supplies closures and valves for gas transmission and distribution applications.
  Following are the unaudited pro forma consolidated results of operations of the Company assuming the acquisition of FCE had occurred at the beginning of each respective period. In preparing the pro forma data adjustments have been made to the historical financial information. These are primarily amortization and depreciation relating to the purchase price allocation, interest cost related to financing the transaction and adjustments to the corporate cost allocations from FCE's former parent.

(In thousands, except per share amounts)         1998           1997
--------------------------------------------------------------------
Sales                                        $451,481       $441,517
Net income                                     31,754         28,007
Basic income per share                           2.88           2.59
Diluted income per share                         2.47           2.22

  On December 5, 1997, the Company acquired all of the outstanding capital stock of Technoglass S.r.L. ("Technoglass") for $8,058,000 in cash and notes. Technoglass supplies glass- lined storage and reactor vessels and related equipment and is located near Venice, Italy.
  On May 2, 1997, the Company acquired Industrie Tycon, S.p.A., ("Tycon") a manufacturer of glass-lined storage and reactor vessels and related equipment. Tycon was purchased for $27,100,000 in cash and debt assumed of $2,600,000.

  On February 3, 1997, the Company acquired Process Supply, Inc., a manufacturer of fluoropolymer products and accessories for glass-lined equipment, and Spectrum Products, Inc., an affiliated sales company, and on January 31, 1997, the high shear industrial mixer business of Greerco Corp. These businesses were purchased for a total of $18,557,000. The purchase price consisted of common stock valued at $6,457,000, obligations directly payable to the seller of $3,500,000, long-term debt assumed of $800,000 and cash borrowed under the Company's existing senior debt agreement of $7,800,000. The common stock was issued from treasury shares.
  The operating results of the acquired businesses are included in consolidated operating results since the dates of each acquisition.

NOTE 3 - BALANCE SHEET INFORMATION
Accounts receivable
(In thousands)                              1999          1998
--------------------------------------------------------------
Allowances for doubtful accounts       $   1,688     $   1,539
                                       -----------------------
Inventories
(In thousands)                              1999          1998
--------------------------------------------------------------
FIFO:
  Finished products                    $  18,586     $  24,425
  Work in process                         12,292        15,998
  Raw materials                           28,154        26,034
                                       -----------------------
                                          59,032        66,457

LIFO reserve, U.S. inventories            (5,285)       (4,563)
                                       -----------------------
                                       $  53,747     $  61,894
                                       -----------------------
Non-U.S. inventories at FIFO           $  27,783     $  33,393
                                       -----------------------
Other intangible assets
(In thousands)                              1999          1998
--------------------------------------------------------------
Patents and trademarks                 $   2,392     $   2,539
Non-compete agreements                     5,538         5,757
Financing costs                            3,243         3,667
Acquisition costs                          3,304         4,116
Pension intangible                         2,570         2,572
Other                                      1,759           308
                                       -----------------------
                                       $  18,806     $  18,959
                                       -----------------------

(In thousands)                              1999          1998
--------------------------------------------------------------
Accumulated amortization
  of goodwill and other
  intangible assets                    $  28,195     $  20,564
                                       -----------------------
Property, plant and equipment
(In thousands)                              1999          1998
--------------------------------------------------------------
Land and improvements                  $  11,709     $  11,594
Buildings                                 42,724        42,590
Machinery and equipment                  142,387       132,146
                                       -----------------------
                                         196,820       186,330
Less accumulated depreciation             79,551        64,009
                                       -----------------------
                                       $ 117,269     $ 122,321
                                       -----------------------
Accrued expenses
(In thousands)                              1999          1998
--------------------------------------------------------------
Salaries, wages and payroll taxes      $   8,233     $  10,833
Customer advances                          3,972         4,580
Pension benefits                           4,794         3,864
U.S. other post-retirement benefits        2,000         2,000
Warranty costs                             9,863         6,888
Accrued interest                           4,615         5,016
Income taxes                               2,783         5,711
Plant closure                              2,530             0
Other                                     16,145        13,711
                                       -----------------------
                                       $  54,935     $  52,603
                                       -----------------------
Other long-term liabilities
(In thousands)                              1999          1998
--------------------------------------------------------------
German pension liability               $  28,448     $  28,393
U.S. other postretirement benefits        13,640        14,165
U.S. pension liability                     8,689         6,534
Casualty insurance reserves                1,008         2,693
Deferred research grants                   1,631             0
Other                                      5,078         4,063
                                       -----------------------
                                       $  58,494     $  55,848
                                       -----------------------


NOTE 4 - INCOME STATEMENT
Other
(In thousands)                              1999          1998        1997
--------------------------------------------------------------------------
Plant closure costs                    $   4,769       $     0     $     0
Other termination
  costs                                    1,600             0           0
Equity income                               (554)       (2,247)     (2,053)
                                       -----------------------------------
                                       $   5,815       $(2,247)    $(2,053)
                                       -----------------------------------

In response to the downturn in the Company's R&M Energy Systems business segment the Company analyzed its capacity requirements for these products. As a result, on February 10, 1999, the Company recorded a charge of $4,200,000 for the closure and relocation of the Company's Fairfield, California, manufacturing operations. The facility manufactures power sections and down-hole pumps. Production will be transferred to the Company's manufacturing facility near Houston, Texas, which manufactures similar products. The closure and relocation will consolidate all power section and down-hole pump manufacturing into one facility. The transfer of manufacturing is expected to be completed by the second quarter of fiscal year 2000. The Fairfield facility and certain machinery and equipment will then be sold. It is expected that the sale of the facility will be completed by December 31, 2003. The assets to be sold have been written down to their estimated net realizable value upon sale. The $4,200,000 charge was composed of the following:

(In thousands)
--------------------------------------------------------------
Asset write-downs:
  Land and building to be sold,
     $800 estimated net realizable value    $  600
  Machinery and equipment to be
     scrapped, $200 estimated net
     realizable value                          800
Holding costs of land and
  building until sold                          400
Environmental costs related to
  closure of facility                        1,300
Employee related costs:
  Severance, 50 Fairfield employees            300
  Pay to stay costs and other
     employee costs                            500
Other                                          300
                                            ------
                                            $4,200
                                            ------

  The Company incurred additional costs of $569,000 in the third and fourth quarters of fiscal year 1999 related to the closure and movement of the Fairfield facility. These costs were primarily relocation, transfer and training costs that could not be accrued at February 1999.
  As of August 31, 1999, approximately $300,000 has been spent against the $4,200,000 accrued, primarily for severance and environmental costs.
  Also, as a result of decreased demand for the Company's down-hole pump products for heavy oil applications in western Canada, the Company has excess down-hole pump inventory in Canada. Therefore, a write-down of $400,000 for this inventory has been recorded in cost of sales in the second quarter of fiscal 1999.
  The Company has also recorded other one-time termination costs of $400,000 in the second quarter of fiscal 1999, unrelated to the closure of the Fairfield facility.
  In the fourth quarter of 1999 the Company took action to reduce employment levels by 80 people at Moyno and Chemineer. The actions resulted in approximately $1,200,000 in severance and early retirement benefits.

MINIMUM LEASE PAYMENTS
Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 1999:

(In thousands)
--------------------------------------------------
2000                                       $1,966
2001                                        1,433
2002                                          922
2003                                          374
2004                                          157
Thereafter                                    135
                                           ------
                                           $4,987
                                           ------

  Rental expense for all operating leases in 1999, 1998 and 1997 was approximately $3,347,000, $3,289,000 and $2,447,000, respectively.

NOTE 5 - CASH FLOW STATEMENT INFORMATION
In 1999 the Company recorded the following non-cash investing and financing transactions: $700,000 increase in goodwill, $2,800,000 increase in deferred tax assets and $3,500,000 increase in accrued liabilities related to the acquisition of Flow Control Equipment, Inc. and $465,000 increase in common stock and decrease in income tax payable related to the tax benefits of stock options.

  In 1998 the Company recorded the following non-cash investing and financing transactions: $1,782,000 increase in goodwill and long-term debt related to the acquisition of Technoglass S.r.L. and $1,739,000 increase in common stock and decrease in income tax payable related to the tax benefits of stock options exercised.
  In 1997 the Company recorded the following non-cash investing and financing transactions: $2,050,000 increase in other intangible assets and long-term debt related to the underwriter's discount on the issuance of the convertible notes, $2,952,000 increase in goodwill and long-term debt related to earn-out provisions of the Pharoah acquisition in 1995, an increase in tangible and intangible assets of $9,957,000, long-term debt of $3,500,000 and common stock of $6,457,000 related to the acquisition of Process Supply, Inc. (see Business Acquisitions note) and $265,000 increase in common stock and decrease in income taxes payable related to the tax benefit of stock options exercised.
  Supplemental cash flow information consisted of the following:


(In thousands)              1999       1998       1997
------------------------------------------------------
Interest paid            $14,723    $10,650    $ 5,032
Taxes paid                 8,812     12,366     14,820


NOTE 6 - LONG-TERM DEBT
(In thousands)                        1999        1998
------------------------------------------------------
Senior debt:
  Revolving credit loan           $ 21,198    $ 26,846
  Senior notes                     100,000     100,000
  Other                              5,074       8,062
6.50% Convertible subordinated
  notes                             65,000      65,000
Other subordinated debt                  0       6,334
                                  --------------------
Total debt                         191,272     206,242
Less current portion                   121       4,139
                                  --------------------
                                  $191,151    $202,103
                                  --------------------

  The Company's Bank Credit Agreement ("Agreement") provides that the Company may borrow on a revolving credit basis up to a maximum of $200,000,000. All outstanding amounts under the agreement are due and payable on November 25, 2002. Interest is variable based upon formulas tied to LIBOR or prime, at the Company's option, and is payable at least quarterly. At August 31, 1999, the interest rate for all amounts outstanding was 3.80%. The outstanding amount is primarily an Italian Lira based borrowing in Italy. Indebtedness under the Bank Credit Agreement is unsecured, except for guarantees by the Company's U.S. subsidiaries, the pledge of the stock of the Company's U.S. subsidiaries and the pledge of stock of certain non-U.S. subsidiaries.
  The Company has $100,000,000 of Senior Notes ("Senior Notes") issued in two series. Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and are due May 1, 2008 and Series B in the principal amount of $30,000,000 has an interest rate 6.84% and are due May 1, 2010. Interest is payable semi-annually on May 1 and November 1.
  The above agreements have certain restrictive covenants including limitations on cash dividends, treasury stock purchases and capital expenditures and minimum requirements for interest coverage and leverage ratios. The amount of cash dividends and treasury stock purchases, other than in relation to stock option exercises, the Company may incur in each fiscal year is restricted to the greater of $2,500,000 or 50% of the Company's consolidated net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year.
  The Company has $65,000,000 of 6.50% Convertible Subordinated Notes Due 2003 ("Subordinated Notes"). The Subordinated Notes are due on September 1, 2003, and bear interest at 6.50%, payable semi-annually on March 1 and September 1 and are convertible into common stock at a rate of $27.25 per share. Holders may convert at any time until maturity and the Company may call for redemption at any time on or after September 1, 1999, at a price ranging from 103.25% in 1999 to 100% in 2001 and thereafter. The Notes are subordinated to all other indebtedness of the Company.
  Aggregate principal payments of long-term debt, for the five years subsequent to August 31, 1999, are as follows:

(In thousands)
-------------------------------------------------
2000                                    $     121
2001                                          231
2002                                          819
2003                                       22,861
2004                                       65,700
2005 and thereafter                       101,540

Total                                    $191,272

NOTE 7 - RETIREMENT BENEFITS
The Company sponsors two defined contribution plans covering most U.S. salaried employees and certain U.S. hourly employees. Contributions are made to the plans based on a percentage of eligible amounts contributed by participating employees. The Company also sponsors several defined benefit plans covering all U.S. employees and certain non-U.S. employees. Benefits are based on years of service and employees' compensation or stated amounts for each year of service. The Company's funding policy is consistent with the funding requirements of applicable regulations. At August 31, 1999 and 1998 pension investments included 311,700 and 201,700 shares of the Company's common stock, respectively.
  In addition to pension benefits, the Company provides health care and life insurance benefits for certain of its retired U.S. employees. The Company's policy is to fund the cost of these benefits as claims are paid.
  Retirement and other post-retirement plan costs are as follows:

                                       Pension Benefits
(In thousands)                   1999        1998        1997
-------------------------------------------------------------
Service cost                  $ 3,733     $ 3,854     $ 3,703
Interest cost                   7,415       7,060       6,751
Expected return on plan
  assets                       (6,214)     (6,367)     (5,193)
Amortization of prior
  service cost                    552         521         581
Amortization of transition
  obligation                     (137)       (138)       (138)
Recognized net actuarial
  (gains) losses                  545         (72)         22
                              -------------------------------
Net periodic benefit cost     $ 5,894     $ 4,858     $ 5,226
                              -------------------------------
Defined contribution cost     $   917     $ 1,011     $ 1,426
                              -------------------------------

                                       Other Benefits
(In thousands)                   1999        1998        1997
-------------------------------------------------------------
Service cost                  $   250     $    99     $   146
Interest cost                   1,456       1,238       1,361
Net amortization                  253         419         490
                              -------------------------------
Net periodic benefit cost     $ 1,959     $ 1,756     $ 1,997
                              -------------------------------



  The funded status and amounts recorded in the balance sheet are as follows:

                              Pension Benefits              Other Benefits
(In thousands)                1999         1998           1999          1998
-----------------------------------------------------------------------------
Change in benefit obligation:
Beginning of year         $ 115,683     $ 102,841     $  17,103     $  19,525
Service cost                  3,733         3,854           250            99
Interest cost                 7,415         7,060         1,456         1,238
Plan amendments               2,022           145         3,093             0
Liability transfer                0         8,748             0             0
Settlements/
  curtailments               (4,122)            0             0             0
Actuarial (gain) loss         3,830           769         1,078        (1,455)
Benefit payments             (8,825)       (7,734)       (2,579)       (2,304)
                          ---------------------------------------------------
End of year               $ 119,736     $ 115,683     $  20,401     $  17,103
                          ---------------------------------------------------
Change in plan assets:
Beginning of year         $  77,440     $  69,422     $       0     $       0
Actual return                 9,026         1,358             0             0
Company
  contributions               3,021         4,356         2,579         2,304
Asset transfer                    0        10,038             0             0
Settlements/
  curtailments               (2,750)            0             0             0
Benefit payments             (8,825)       (7,734)       (2,579)       (2,304)
                          ---------------------------------------------------
End of year               $  77,912     $  77,440     $       0     $       0
                          ---------------------------------------------------

Funded status             $ (41,824)    $ (38,243)    $ (20,401)    $ (17,103)
Unrecognized net
  actuarial
  losses (gains)              1,758           (94)        2,043         1,104
Unrecognized
  transition
  obligation                  1,016         1,286             0             0
Unamortized prior
  service cost                2,686         2,333         2,718          (166)
                          ---------------------------------------------------
Amount recognized         $ (36,364)    $ (34,718)    $ (15,640)    $ (16,165)
                          ---------------------------------------------------
Recorded as follows:
Accrued expenses          $  (4,794)    $  (3,864)    $  (2,000)    $  (2,000)
Other long-term
  liabilities               (37,137)      (34,927)      (13,640)      (14,165)
Intangible assets             2,570         2,572             0             0
Accumulated other
  comprehensive
  loss                        2,997         1,501             0             0
                          ---------------------------------------------------
                          $ (36,364)    $ (34,718)    $ (15,640)    $ (16,165)
                          ---------------------------------------------------
Deferred tax liability
  on accumulated
  other
  comprehensive
  loss                    $    (686)    $    (600)    $       0     $       0
                          ---------------------------------------------------

  Pension plans with accumulated ("ABO") and projected ("PBO") benefit obligations in excess of plan assets:

(In thousands)                         1999        1998
-------------------------------------------------------
Accumulated benefit obligations    $ 98,941    $ 95,283
Projected benefit obligation        104,395     101,089
Plan assets                          61,116      61,257

  In 1999 and 1998 $29,962,000 and $28,534,000, respectively, of the unfunded ABO and $32,272,000 and $30,576,000, respectively, of the unfunded PBO relate to the Company's pension fund for its German operation. Funding of pension obligations is not required in Germany.
  Actuarial weighted average assumptions used to determine plan costs and liabilities are as follows:


                      Pension Benefits    Other Benefits
(In thousands)          1999     1998     1999     1998
--------------------------------------------------------
Discount rate           7.00%    7.00%    7.00%    7.00%
Expected return
  on plan assets        9.00%    9.00%     N/A      N/A
Rate of compensation
  increase              5.50%    5.50%     N/A      N/A
Health care cost
  increase               N/A      N/A     6.00%    6.00%

  The assumed health care trend rate has a significant effect on the amounts reported for health care benefits. A one percentage point change in assumed health care rate would have the following effects:

(In thousands)                       Increase     Decrease
----------------------------------------------------------
Service and interest cost            $     95     $    (88)
Postretirement benefit obligation    $  1,140     $ (1,077)

NOTE 8 - INCOME TAXES
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred assets and liabilities
(In thousands)                       1999       1998
----------------------------------------------------
Assets:
  Postretirement benefit
   obligations                    $ 6,073    $ 6,560
Capital loss carryforward               0        332
Other U.S. credit carryforward      1,800          0
Book depreciation in excess of
   tax depreciation                   883        843
Plant closure reserve               1,012          0
Inventory allowances                1,989      2,221
Warranty reserve                    3,416        693
Insurance reserve                     912      1,150
Pension benefits                    2,997      4,242
Other items                         4,263      2,805
                                  ------------------
                                   23,345     18,846
Less valuation allowance            1,468      1,889
                                  ------------------
                                   21,877     16,957

Liabilities:
  Tax depreciation in excess of
     book depreciation              6,708      5,855
  Goodwill and purchased asset
     basis differences              6,840      4,658
  Other items                       2,883      2,356
                                  ------------------
                                   16,431     12,869
                                  ------------------
  Net deferred tax benefit        $ 5,446    $ 4,088
                                  ------------------





Expense
(In thousands)                1999         1998         1997
------------------------------------------------------------
Current:
  U.S. federal            $   (536)    $  6,186     $  7,128
  Non-U.S.                   6,244        6,348        4,730
  U.S. state                  (193)          64        1,518
                          ----------------------------------
                             5,515       12,598       13,376
Deferred:
  U.S. federal                 (13)       3,214        1,039
  Non-U.S.                     355         (257)        (345)
  U.S. state                   255          536          148
                          ----------------------------------
                               597        3,493          842
                          ----------------------------------
                             6,112       16,091       14,218
Tax included in
  minority interest            535            0            0
                          ----------------------------------
Tax expense               $  6,647     $ 16,091     $ 14,218
                          ----------------------------------
Non-U.S. pretax income    $ 18,361     $ 18,449     $ 14,296
                          ----------------------------------


  A summary of the differences between the effective income tax rate attributable to operations and the statutory rate is as follows:

                                 1999      1998      1997
----------------------------------------------------------
U.S. statutory rate              35.0%     35.0%     35.0%
U.S. state income taxes, net
  of U.S. federal tax benefit     2.8       2.0       3.5
Benefit of realization of
  non-U.S. loss carryforwards    (3.7)     (3.0)     (4.1)
Foreign Sales Corporation        (2.4)     (1.4)     (0.8)
Non-U.S. taxes                    1.1       0.0       0.0
Other items - net                 1.2       1.4      (0.6)
                                --------------------------
                                 34.0%     34.0%     33.0%
                                --------------------------

NOTE 9 - COMMON STOCK
The Company sponsors a long-term incentive stock plan to provide for the granting of stock based compensation to officers and other key employees. In addition, the Company sponsors stock option and stock compensation plans for non-employee directors. Under the plans, the stock option price per share may not be less than the fair market value as of the date of grant. For officers and other key employees outstanding grants become exercisable over a three year period, while options for non-employee directors are immediately vested. Proceeds from the sale of stock issued under option arrangements are credited to common stock. The Company makes no charges or credits against earnings with respect to options.
  Summaries of amounts issued under the stock option plans are presented in the following tables.

Stock Option Activity
----------------------------------------------------------
                                                 Weighted-
                                                   Average
                                                    Option
                                       Stock     Price Per
                                     Options         Share
----------------------------------------------------------
Outstanding at September 1, 1996     779,700     $   10.45
     Granted                         180,000         34.53
     Exercised                       (91,750)         6.99
     Canceled                         (9,150)        12.20
                                    ----------------------
Outstanding at August 31, 1997       858,800         15.85
     Granted                         170,000         26.32
     Exercised                      (165,800)         9.41
     Canceled                        (23,333)        32.51
                                    ----------------------
Outstanding at August 31, 1998       839,667         18.85
     Granted                         165,500         25.16
     Exercised                       (95,400)         7.41
     Canceled                         (5,500)        37.50
                                    ----------------------
Outstanding at August 31, 1999       904,267     $   21.11
                                    ----------------------

Exercisable Stock Options at Year-End
--------------------------------------------------
1997                                       568,745
1998                                       534,389
1999                                       577,434

Shares Available for Grant at Year-End
--------------------------------------------------
1997                                     1,669,500
1998                                     1,499,500
1999                                     1,334,000

Components of Outstanding Stock Options at
August 31,1999:
---------------------------------------------------------
                                   Weighted-    Weighted-
       Range of                      Average      Average
       Exercise       Number   Contract Life     Exercise
          Price  Outstanding        in Years        Price
---------------------------------------------------------
$ 4.63 - $17.50      344,100            4.14       $10.16
 21.38 -  39.50      560,167            8.54        27.83
---------------------------------------------------------
$ 4.63 - $39.50      904,267            6.87       $21.11
---------------------------------------------------------


Components of Exercisable Stock Options at
August 31,1999:
---------------------------------------------------------
                                           Weighted-
      Range of                               Average
      Exercise     Number                   Exercise
         Price     Exercisable                 Price
---------------------------------------------------------
$ 4.63 - $17.50        344,100                $10.16
 21.38 -  39.50        233,334                 29.00
---------------------------------------------------------
$ 4.63 - $39.50        577,434                $17.77
---------------------------------------------------------

  Under the Company's long-term incentive stock plan, selected participants receive performance units which convert into a variable number of restricted shares based on a three year measurement of how favorably the total return on Company shares compares to the total shareholder return of the Russell 2000 Company Group ("Group"). The restricted shares earned range from 75% to 200% of the performance units awarded. The 75% threshold is earned when the Company's return is at the 50th percentile of total shareholder return of the Group and 200% is earned when the Company's return is at the 80th percentile or greater. No restricted shares are earned if the Company's return is less than the median return of the Group. Restricted shares earned under the program are issued to the participants at the end of the three year measurement period and are subject to forfeit if the participant leaves the employment of the Company within the following two years.
  For the three year performance period ended August 31, 1996, 146,000 restricted shares had been earned under the program. Restricted shares of 19,427, 15,313 and 111,260 were issued in 1999, 1998 and 1997, respectively. In
1997, 47,200 performance units were awarded for the three year performance period ending August 31, 1999. The weighted average fair value of the 1997 performance units at the date of grant was $22.00. No shares were earned for the performance period ending August 31, 1999, and therefore, no cost has been recognized for the performance period ending August 31, 1999.
  Total compensation expense recognized in the income statement for all stock based awards was ($243,000), $646,000, and $1,360,000 for the years ended August 31, 1999, 1998, and 1997, respectively.
  For purposes of pro forma disclosure as required by Statement of Financial Accounting Standard No. 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

(In thousands, except per share data)          1999      1998      1997
-------------------------------------------------------------------------------
Pro forma net income                        $10,808   $30,367   $28,676
Pro forma net income
  per share:
     Basic                                     0.99      2.75      2.65
     Diluted                                   0.99      2.37      2.28

  The effects of providing pro forma disclosure are not indicative of the value of future options until the new rules are applied to all outstanding nonvested awards.
  Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions:

                              1999       1998       1997
---------------------------------------------------------
Expected volatility of
  common stock                35.6%      32.8%      31.6%
Risk free interest rate       6.25%      5.61%      6.35%
Dividend yield                 .75%       .75%       .75%
Option life                   6.90yrs    6.90yrs    6.90yrs
Fair value at grant date    $11.45     $11.10     $14.93

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

NOTE 10 - NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)    1999       1998       1997
--------------------------------------------------------------------------
Numerator:
  Basic:
     Net income                          $11,849    $31,230    $28,866
  Effect of dilutive
    securities:
     Convertible debt
      interest                             2,535      2,535      2,375
                                         ---------------------------------
  Income attributable
     to diluted shares                   $14,384    $33,765    $31,241
                                         ---------------------------------
Denominator:
  Basic:
     Weighted average
      shares                              10,930     11,032     10,806
  Effect of dilutive
    securities:
     Convertible debt                      2,385      2,385      2,234
     Dilutive options and
       restricted shares                     220        489        585
                                         ---------------------------------
  Diluted                                 13,535     13,906     13,625
                                         ---------------------------------
Net income per share:
  Basic:                                 $  1.08    $  2.83    $  2.67
  Diluted:                               $  1.06    $  2.43    $  2.29

NOTE 11 - BUSINESS SEGMENTS AND
          GEOGRAPHIC INFORMATION
The Company's operations are aggregated into two reportable business segments:
Process Systems and Energy Systems. The Process Systems segment provides a wide range of systems, parts and services for process applications in the specialty chemical, pharmaceutical, agri-chemical, wastewater treatment, food and beverage and pulp and paper industries. The products and services relate to glass-lined reactor systems and storage vessels, flouropolymer products and accessories, mixing and turbine agitation equipment and progressing cavity pump products. The Energy Systems segment provides products and services for oil and gas exploration and production applications. The products and services relate to power sections for directional drilling applications, progressing cavity pumps used in artificial lift applications, wellhead equipment, pipeline closures, rod guides and valves.
  The Company evaluates performance and allocates resources based on Income before Interest and Taxes ("IBIT"). Identifiable assets by business segment include all assets directly identified with those operations. Corporate assets consist mostly of cash and intangible assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for U.S. inventory on a First-In,First-Out (FIFO) basis at the segment level compared to a Last In, First-Out (LIFO) basis at the consolidated level.
  The following tables provide information about the reportable segments.

(In thousands)                   1999             1998          1997
--------------------------------------------------------------------
Unaffiliated Customer
  Sales
     Process Systems (1)    $ 335,648        $ 355,411     $ 331,571
     Energy Systems (2)        64,494           81,063        54,092
                            ----------------------------------------
     Total                  $ 400,142        $ 436,474     $ 385,663
                            ----------------------------------------
Intersegment Sales
     Process Systems (1)    $   1,515        $     523     $   1,759
     Energy Systems (2)             0               0              0
     Corporate and
       Eliminations            (1,515)            (523)       (1,759)
                            ----------------------------------------
     Total                  $       0        $       0     $       0
                            ----------------------------------------
Depreciation and
  Amortization
     Process Systems (1)    $  16,223        $  17,318     $  13,660
     Energy Systems (2)         7,233            5,416         1,492
     Corporate and
       Eliminations             1,065              782           811
                            ----------------------------------------
     Total                  $  24,521        $  23,516     $  15,963
                            ----------------------------------------
IBIT
     Process Systems (1)    $  42,001(3)     $  49,502     $  43,308
     Energy Systems (2)         1,097(4)        20,089        19,640
     Corporate and
       Eliminations            (9,810)          (9,449)      (13,427)
                            ----------------------------------------
     Total                  $  33,288        $  60,142     $  49,521
                            ----------------------------------------
Identifiable Assets
     Process Systems (1)    $ 337,037        $ 335,654     $ 322,307
     Energy Systems (2)       130,479          140,435        30,413
     Corporate and
       Eliminations            26,336           24,919        19,634
                            ----------------------------------------
     Total                  $ 493,852        $ 501,008     $ 372,354
                            ----------------------------------------
Capital Expenditures
     Process Systems (1)    $   8,011        $  15,647     $  14,888
     Energy Systems (2)         3,462            7,345         7,000
     Corporate and
       Eliminations               139               28           183
                            ----------------------------------------
     Total                  $  11,612        $  23,020     $  22,071
                            ----------------------------------------

  Information about the Company's operations in different geographic regions is presented below. The Company's primary operations are in the U.S. and Europe. Sales are attributed to countries based on the location of the customer.

                                 Years ended August 31,
(In thousands)               1999        1998        1997
---------------------------------------------------------
Sales (1) and (2):
  United States          $214,624    $230,587    $208,629
  Europe                  116,120     126,534     110,299
  Other North America      33,385      47,014      36,522
  South America            16,961      15,133      14,274
  Asia                     19,052      17,206      15,939
                         --------------------------------
                         $400,142    $436,474    $385,663
                         --------------------------------
Identifiable Assets:
  United States          $309,258    $320,018
  Europe                  107,011     113,710
  Other North America      27,020      27,371
  South America             4,184       6,301
  Asia                     20,154       8,689
  Corporate                26,225      24,919
                         --------------------
                         $493,852    $501,008
                         --------------------

(1) Includes the operations of acquisitions from the respective dates of their acquisition: GMM--July 19, 1999, Chemineer de Mexico--June 30, 1999, UGE--December 1,1998, Technoglass, S.r.L.--December 5, 1997, Tycon, S.p.A.--May 2, 1997, Process Supply, Inc.--February 3, 1997, and Greerco Corp.--January 31, 1997.
(2) Includes the operations of Flow Control Equipment, Inc. from the date of its acquisition--December 19, 1997.
(3) Includes $1,200,000 of one-time severance and early retirement costs for fixed cost reductions at Moyno and Chemineer.
(4) Includes $4,769,000 charge for the closure of the Fairfield, California manufacturing facility.

NOTE 12 - QUARTERLY DATA (UNAUDITED)

Robbins & Myers, Inc.                                  1999 Quarters
                                   ----------------------------------------------------
(In thousands, except per share data)    1st          2nd(2)           3rd         4th(3)      Total
----------------------------------------------------------------------------------------------------
Sales                              $  98,266    $  94,876        $ 103,829    $ 103,171    $ 400,142
Gross profit                          33,502       31,683           34,850       36,131      136,166
IBIT                                   9,675        3,771           10,283        9,559       33,288
Income before income taxes and
  minority interest                    6,135          157            7,108        6,136       19,536
Net income                             4,049         (302)           4,416        3,686       11,849
Net income per share:
     Basic                              0.37        (0.03)            0.40         0.34         1.08
     Diluted                            0.34        (0.03)(1)         0.37         0.32         1.06
Weighted average common shares:
     Basic                            10,935       10,914           10,938       10,934       10,930
     Diluted                          13,593       10,914(1)        13,521       13,521       13,535

                                                       1998 Quarters
                                   ----------------------------------------------------
(In thousands, except per share data)    1st          2nd            3rd         4th         Total
----------------------------------------------------------------------------------------------------
Sales                              $ 104,158    $ 108,372        $ 112,708    $ 111,236    $ 436,474
Gross profit                          38,478       39,575           41,202       39,458      158,713
IBIT                                  14,624       15,684           16,310       13,524       60,142
Income before income taxes and
  minority interest                   12,406       12,020           12,271       10,624       47,321
Net income                             8,188        7,934            8,098        7,010       31,230
Net income per share:
     Basic                              0.75         0.72             0.73         0.63         2.83
     Diluted                            0.63         0.61             0.63         0.56         2.43
Weighted average common shares:
     Basic                            10,966       11,025           11,064       11,072       11,032
     Diluted                          13,944       13,985           13,900       13,770       13,906

(1) The effect of diluted securities was antidilutive; therefore, they were excluded. This causes the sum of the quarters not to total the year.
(2) The second quarter includes a one-time charge of $5,000,000, primarily for closing the Company's Fairfield, California plant and transferring production to a similar plant near Houston, Texas.
(3) The fourth quarter includes severance and early retirement benefits of $1,200,000 at the Company's Moyno and Chemineer business units as the Company reduced its overhead cost structure at these businesses.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         The information required by this Item 10 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on December 8, 1999, except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The information required by this Item 11 is set forth in the Company's Proxy Statement for its Annual Meeting of Shareholders on December 8, 1999 and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

         The information required by this Item 12 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on December 8, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The information required by this Item 13 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on December 8, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

         (a)      (1)      FINANCIAL STATEMENTS

         The following consolidated financial statements of Robbins & Myers, Inc. and its subsidiaries are at Item 8 hereof.

         Consolidated Balance Sheet - August 31, 1999 and 1998.

         Consolidated Income Statement -
                  Years ended August 31, 1999, 1998, and 1997.

         Consolidated Shareholders' Equity Statement -
                  Years ended August 31, 1999, 1998, and 1997.

         Consolidated Cash Flow Statement -
                  Years ended August 31, 1999, 1998, and 1997

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


         (a)      (3)      EXHIBITS.  See INDEX to EXHIBITS.

         (b) REPORTS ON FORM 8-K. During the quarter ended August 31, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Robbins & Myers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of November, 1999.

                                                ROBBINS & MYERS, INC.

                                                BY /s/ Gerald L. Connelly
                                                   ----------------------
                                                       Gerald L. Connelly
                                                       President and Chief
                                                       Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Robbins & Myers, Inc. and in the capacities and on the date indicated:

------------------------------------------------- ------------------------------------- -------------------------------
                      NAME                                       TITLE                               DATE
------------------------------------------------- ------------------------------------- -------------------------------

/s/ Gerald L. Connelly                            Director, President and               November 23, 1999
------------------------------------              Chief Executive Officer
Gerald L. Connelly


/s/ Stephen R. Ley                                Vice President, Finance and Chief     November 23, 1999
------------------------------------              Financial Officer
Stephen R. Ley                                    (Principal Financial Officer)

/s/ Kevin J. Brown                                Controller                            November 23, 1999
------------------------------------              (Principal Accounting Officer)
Kevin J. Brown

*Maynard H. Murch, IV                             Chairman Of Board                     November 23, 1999
*Daniel W. Duval                                  Vice Chairman of Board                November 23, 1999
*Robert J. Kegerreis                              Director                              November 23, 1999
*Thomas P. Loftis                                 Director                              November 23, 1999
*William D. Manning, Jr.                          Director                              November 23, 1999
*Jerome F. Tatar                                  Director                              November 23, 1999
*John N. Taylor, Jr.                              Director                              November 23, 1999


         *The undersigned, by signing his name hereto, executes this Report on Form 10-K for the year ended August 31, 1999 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.


                                                /s/ Gerald L. Connelly
                                                    -------------------------
                                                    Gerald L. Connelly
                                                    Their Attorney-in-fact

Report of Independent Auditors

Shareholders and Board of Directors
Robbins & Myers, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Robbins & Myers, Inc. and Subsidiaries as of August 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Robbins & Myers, Inc. and Subsidiaries at August 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     /s/ Ernst & Young LLP

Dayton, Ohio
October 4, 1999

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                   COL. A                                   COL. B                               COL. C
                                                                              --------------------------------------------
                                                                                                ADDITIONS
--------------------------------------------------------------------------------------------------------------------------
                                                                                      (1)                  (2)
         DESCRIPTION                                   BALANCE AT BEGINNING      CHARGED TO COSTS      CHARGED TO OTHER
                                                                  OF PERIOD          AND EXPENSES     ACCOUNTS-DESCRIBE
--------------------------------------------------------------------------------------------------------------------------

Year Ended August 31, 1999:
      Allowances and reserves deducted from assets:
         Uncollectable accounts receivable                       $ 1,539             $  578                    0
         Inventory obsolescence                                   10,832                979                    0
         Restructuring reserve for property, plant &
             equipment held for sale                                   0              1,400                    0
      Other reserves:
         Warranty claims                                           6,888              1,245                3,500 (7)
         Restructuring liabilities                                     0              2,800                    0
         Current & L-T insurance reserves                          2,693              1,396                  352 (8)


Year Ended August 31, 1998:
      ALLOWANCES AND RESERVES DEDUCTED FROM ASSETS:
         UNCOLLECTABLE ACCOUNTS RECEIVABLE                       $ 1,097             $  901               $  291 (7)
         Inventory obsolescence                                    7,096              1,822                2,484 (7)
      Other reserves:
         Warranty claims                                           3,301              2,058                3,500 (7)
         Restructuring liabilities                                   807                  0                    0
         L-T insurance reserves                                    3,628              2,771                    0


YEAR ENDED AUGUST 31, 1997:
      Allowances and reserves deducted from assets:
         Uncollectable accounts receivable                       $ 1,195             $  311               $  108 (6)
         Inventory obsolescence                                    5,677              1,958                1,092 (6)
      Other reserves:
         Warranty claims                                           3,642              2,909                    0
         Restructuring liabilities                                 1,624                  0                    0
         L-T insurance reserves                                    4,358              2,889                    0


                   COL. A                                   COL. D            COL. E


-----------------------------------------------------------------------------------------

         DESCRIPTION                                     DEDUCTIONS -     BALANCE AT END
                                                             DESCRIBE          OF PERIOD
-----------------------------------------------------------------------------------------

Year Ended August 31, 1999:
      Allowances and reserves deducted from assets:
         Uncollectable accounts receivable                   $429 (1)           $ 1,688
         Inventory obsolescence                             1,538 (2)            10,273
         Restructuring reserve for property, plant &
             equipment held for sale                            0                 1,400
      Other reserves:
         Warranty claims                                    1,770 (3)             9,863
         Restructuring liabilities                            270                 2,530
         Current & L-T insurance reserves                   2,086 (5)             2,355


Year Ended August 31, 1998:
      ALLOWANCES AND RESERVES DEDUCTED FROM ASSETS:
         UNCOLLECTABLE ACCOUNTS RECEIVABLE                   $750 (1)           $ 1,539
         Inventory obsolescence                               570 (2)            10,832
      Other reserves:
         Warranty claims                                    1,971 (3)             6,888
         Restructuring liabilities                            807 (4)                 0
         L-T insurance reserves                             3,706 (5)             2,693


YEAR ENDED AUGUST 31, 1997:
      Allowances and reserves deducted from assets:
         Uncollectable accounts receivable                   $517 (1)           $ 1,097
         Inventory obsolescence                             1,631 (2)             7,096
      Other reserves:
         Warranty claims                                    3,250 (3)             3,301
         Restructuring liabilities                            817 (4)               807
         L-T insurance reserves                             3,619 (5)             3,628


Note (1) Represents accounts receivable written off against the reserve. Note (2) Inventory items scrapped and written off against the reserve. Note (3) Warranty cost incurred applied against the reserve.
Note (4) Spending against restructing reserve.
Note (5) Spending against casualty reserve.
Note (6) Amount due to acquisition of Tycon.
Note (7) Amount due to acquisition of Flow Control Equipment, Inc. and
         Technoglass S.r.L.
NOTE (8) In 1999 reclassified to include current and long-term portions.

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

          4.2     $200,000,000 Amended and Restated Credit Agreement dated
                           January 8, 1999 among Robbins & Myers, Inc.,
                           the lenders named herein, Bank One, Dayton, N.A. as
                           Administrative Agent, NationsBank, N.A. as Documentation
                           and Syndication Agent, The Bank of Nova Scotia, as
                           Issuing Bank and ABN Amro N.V., as Issuing Bank was
                           filed as Exhibit 4.1 to the Company's Report on Form
                           10-Q for the Quarter Ended February 28, 1999                          *

          4.3     First Amendment dated as of February 24, 1999 (this "First
                           Amendment") to the Amended and Restated Credit
                           Agreement dated January 8, 1999 was filed as Exhibit 4.2
                           to the Company's Report of Form 10-Q for the Quarter
                           Ended February 28, 1999                                               *

          4.4     Pledge and Security Agreement between Robbins & Myers, Inc. and
                           Bank One, Dayton, N.A., dated November 26, 1996 was
                           filed as Exhibit 4.3 to the Company's Annual Report
                           on Form 10-K dated August 31, 1996                                    *

          4.5     Form of $100 million senior note agreement dated May 1, 1998 was filed as exhibit 4.1 to the Company's Annual Report
                           on Form 10-Q for the quarter ended May 31, 1998                       *

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

         10.4     Robbins & Myers, Inc. Employee Savings
                           Plan was filed as Exhibit 10.6 to the Company's
                           Annual Report on Form 10-K for the year ended
                           August 31, 1990                                                       *

         10.5     First Amendment, dated April 30, 1991, and Second Amendment, dated May 28, 1992, to Robbins & Myers, Inc. Employee
                           Savings Plan was filed as Exhibit 10.7 to the Company's
                           Report on Form 10-K for the year ended August 31, 1993                *

         10.6     Robbins & Myers, Inc. 1984 Stock Option Plan
                           was filed as Exhibit 10.7 to the Company's
                           Report on Form 10-K for the year ended
                           August 31, 1996                                                       *

         10.7     Robbins & Myers, Inc. Supplemental Retirement
                           Plan adopted July 15, 1997 was filed as
                           Exhibit 10.1 to the Company's Report on
                           Form 10-Q for the Quarter ended November 30, 1997                     *

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

         10.10    Robbins & Myers, Inc. 1994 Long-Term Incentive Stock Plan as
                           amended was filed as Exhibit 10.11 to the Company's
                           Report on Form 10-K for the year ended August
                           31, 1996                                                              *

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

         10.13    Salary Continuation Agreement between Robbins & Myers, Inc.
                           and Gerald L. Connelly, dated February 19, 1999 was
                           filed as Exhibit 10.1 to the Company's Report on
                           Form 10-Q for the Quarter Ended February 28, 1999                     *

(21)     SUBSIDIARIES OF THE REGISTRANT:

Robbins & Myers, Inc. has the following subsidiaries all of which (i) do business under the name under which they are organized and (ii) are included in the consolidated financial statements of the Company. The names of such subsidiaries are set forth below.

                                                                   Jurisdiction                   Percentage of
                                                                   in which Incorporated          Ownership
------------------------------------------------------------------ ------------------------------ --------------------
Chemineer, Asia, Ptd. Ltd.                                         Singapore                              51
Chemineer, Inc.                                                    Delaware                               100
Edlon, Inc.                                                        Delaware                               100
Glasteel Parts and Services, Inc.                                  Delaware                               100
GMM Pfaudler Limited                                               India                                  51
Moyno, Inc.                                                        Delaware                               100
Pfaudler Equipamentos Industrias Ltda.                             Brazil                                 100
Pfaudler, Inc.                                                     Delaware                               100
Pfaudler S.A. de C.V.                                              Mexico                                 100
Pfaudler-Werke GmbH                                                Germany                                100
R&M Italia S.p.A.                                                  Italy                                  100
Robbins & Myers Canada, Ltd.                                       Canada                                 100
Robbins & Myers Energy Systems, Inc.                               Delaware                               100
Robbins & Myers GmbH                                               Germany                                100
Robbins & Myers Energy Systems L.P.                                Texas                                  100
Robbins & Myers Holdings, Inc.                                     Delaware                               100
Robbins & Myers International Sales Co., Inc.                      U.S. Virgin Islands                    100
Robbins & Myers, Limited                                           England                                100
Robbins & Myers de Mexico, S.A.                                    Mexico                                 100
Chemineer de Mexico, S.A.                                          Mexico                                 51
Moyno de Mexico, S.A.                                              Mexico                                 51
Universal Glasteel Partnership                                     Delaware                               50
Robbins & Myers U.K. Limited                                       England                                100
Suzhou Pfaudler Co., Ltd.                                          China                                  70

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

(27)     27.1     Financial Data Schedule -- Year ended August 31, 1999      +

         "+"      Indicates Exhibit is being filed with this Report.

         "*" Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission.