Form 10-Q
period 1999-11-30
ROBBINS & MYERS INC
filed 2000-01-14
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-  ACT OF 1934



For the Quarterly Period Ended NOVEMBER 30, 1999  Commission File Number 0-288
                               -----------------                         -----

                              ROBBINS & MYERS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            OHIO                                          31-0424220
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)



1400 KETTERING TOWER, DAYTON, OHIO                            45423
-------------------------------------------------------------------------
(Address of Principal executive offices)                    (Zip Code)



Registrant's telephone number including area code          (937) 222-2610
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

COMMON SHARES, WITHOUT PAR VALUE, OUTSTANDING AS OF NOVEMBER 30, 1999:10,931,237
                                                                      ----------

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
($ in thousands)


                                                   November 30,      August  31,
                                                       1999             1999
                                                     ---------        ---------
ASSETS                                              (Unaudited)
Current Assets
     Cash and cash equivalents                       $   8,372        $   8,901
     Accounts receivable                                77,426           74,900
     Inventories:
        Finished products                               16,287           16,921
        Work in process                                 12,554           11,193
        Raw materials                                   26,731           25,633
                                                     ---------        ---------
                                                        55,572           53,747
     Other current assets                               11,337           12,824
     Deferred taxes                                      5,433            5,470
                                                     ---------        ---------
          Total Current Assets                         158,140          155,842
Goodwill and Other Intangible Assets                   212,841          214,100
Other Assets                                             7,886            6,641
Property, Plant and Equipment                          197,336          196,820
     Less accumulated depreciation                      83,410           79,551
                                                     ---------        ---------
                                                       113,926          117,269
                                                     ---------        ---------
                                                     $ 492,793        $ 493,852
                                                     =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                $  25,745        $  27,949
     Accrued expenses                                   50,630           54,935
     Current portion of long-term debt                     618              121
                                                     ---------        ---------
          Total Current Liabilities                     76,993           83,005
Long-term Debt--Less Current Portion                   193,823          191,151
Deferred Taxes                                              50               24
Other Long-Term Liabilities                             58,778           58,494
Minority Interest                                        7,392            6,952
Shareholders' Equity:
     Common stock                                       27,418           27,468
     Retained earnings                                 134,479          132,015
     Accumulated other comprehensive loss               (6,140)          (5,257)
                                                     ---------        ---------
                                                       155,757          154,226
                                                     ---------        ---------
                                                     $ 492,793        $ 493,852
                                                     =========        =========


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands except per share data)
(Unaudited)

                                                           Three Months Ended
                                                              November 30,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------

Net sales                                                $ 93,499      $ 98,266
Cost of sales                                              62,047        64,764
                                                         --------      --------
Gross profit                                               31,452        33,502
Operating expenses                                         20,844        22,318
                                                         --------      --------
                                                           10,608        11,184
Amortization expense                                        1,982         1,860
Other                                                         161          (351)
                                                         --------      --------
                                                            8,465         9,675
Interest expense                                            3,247         3,540
                                                         --------      --------
Income before income taxes and minority interest            5,218         6,135
Income tax expense                                          1,879         2,086
Minority interest                                             273             0
                                                         --------      --------
Net income                                               $  3,066      $  4,049
                                                         ========      ========

Net income per share:
     Basic                                               $   0.28      $   0.37
                                                         ========      ========

     Diluted                                             $   0.27      $   0.34
                                                         ========      ========


Dividends per share:
     Declared                                            $  0.055      $  0.055
                                                         ========      ========

     Paid                                                $  0.055      $  0.055
                                                         ========      ========


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                          Three Months Ended
                                                                             November 30,
                                                                       -----------------------
                                                                         1999            1998
                                                                       --------       --------
Operating Activities:
      Net income                                                       $  3,066       $  4,049
      Adjustment required to reconcile net income to net cash and cash equivalents used by operating activities:
            Depreciation                                                  4,518          4,423
            Amortization                                                  1,982          1,859
            Changes in operating assets and liabilities:
                Accounts receivable                                      (3,102)          (965)
                Inventories                                              (2,134)          (509)
                Accounts payable                                         (1,965)        (3,037)
                Accrued expenses                                         (4,173)        (5,172)
                Other                                                       371         (3,791)
                                                                       --------       --------
Net Cash and Cash Equivalents Used by Operating Activities               (1,437)        (3,143)

Investing Activities:
      Capital expenditures, net of nominal disposals                     (1,832)        (3,248)

Financing Activities:
      Proceeds from debt borrowings                                       6,514         16,400
      Payments of long-term debt                                         (2,559)        (3,285)
      Proceeds from sale of common stock                                    279            378
      Purchase of common stock                                             (891)        (3,437)
      Dividends paid                                                       (603)          (606)
                                                                       --------       --------
Net Cash and Cash Equivalents Provided by Financing Activities            2,740          9,450
                                                                       --------       --------
(Decrease) Increase in Cash and Cash Equivalents                           (529)         3,059
Cash and Cash Equivalents at Beginning of Period                          8,901          6,822
                                                                       --------       --------
Cash and Cash Equivalents at End of Period                             $  8,372       $  9,881
                                                                       ========       ========


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 1999
(Unaudited)

NOTE 1--PREPARATION OF FINANCIAL STATEMENTS
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries ("Company") contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of November 30, 1999, and August 31, 1999, and the results of their operations and cash flows for the three month periods ended November 30, 1999, and November 30, 1998. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

NOTE 2--NET INCOME PER SHARE

                                                         Three Months Ended
                                                            November 30,
                                                       --------------------
                                                         1999         1998
                                                       -------      -------
                                                          (In thousands)
Numerator:
     Basic:
        Net income                                     $ 3,066      $ 4,049
        Effect of dilutive securities:
           Convertible debt interest                       629          635
                                                       -------      -------
     Income attributable to diluted shares             $ 3,695      $ 4,684
                                                       =======      =======
Denominator:
     Basic:
        Weighted average shares                         10,945       10,935
        Effect of dilutive securities:
           Convertible debt                              2,367        2,385
           Dilutive options and restricted shares          207          273
                                                       -------      -------
     Diluted shares                                     13,519       13,593
                                                       =======      =======

Basic net income per share                             $  0.28      $  0.37
                                                       =======      =======
Diluted net income per share                           $  0.27      $  0.34
                                                       =======      =======

NOTE 3--NOTE C LONG-TERM DEBT
                                                         November 30,1999
                                                      ---------------------
                                                          (In thousands)
Senior debt:
     Revolving credit loan                                  $ 25,378
     Senior notes                                            100,000
     Other                                                     5,213
6.50% Convertible Subordinated Notes                          63,850
                                                            --------
Total debt                                                   194,441
          Less current portion                                   618
                                                            --------
                                                            $193,823
                                                            ========

The Company's Bank Credit Agreement provides, among other things, that the Company may borrow on a revolving credit basis up to a maximum of $200,000,000. All outstanding amounts under the agreement are due and payable on November 25, 2002. Interest is variable based upon formulas tied to LIBOR or prime, at the Company's option, and is payable at least quarterly. At November 30, 1999, the weighted average interest rate for all amounts outstanding was 4.11%. Indebtedness under the Bank Credit Agreement is unsecured, except for guarantees by the Company's U.S. subsidiaries, the pledge of the stock of the Company's U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries.

The $100,000,000 Senior Notes were issued in two series. Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and are due May 1, 2008 and Series B in the principal amount of $30,000,000 has an interest rate 6.84% and are due May 1, 2010. Interest is payable semi-annually on May 1 and November 1.

The above agreements have certain restrictive covenants including limitations on cash dividends, treasury stock purchases and capital expenditures and minimum requirements for interest coverage and leverage ratios.

The Company has $63,850,000 of 6.50% Convertible Subordinated Notes Due 2003 ("Subordinated Notes"). The Subordinated Notes are due on September 1, 2003, and bear interest at 6.50%, payable semi-annually on March 1 and September 1 and are convertible into common stock at a rate of $27.25 per share. Holders may convert at any time until maturity and the Company may call for redemption at any time on or after September 1, 1999, at a price ranging from 103.25% in 1999 to 100% in 2001 and thereafter. The Subordinated Notes are subordinated to all other indebtedness of the Company.

NOTE 4--INCOME TAXES
The estimated annual effective tax rates were 36% and 34% for the first quarter of fiscal 2000 and fiscal 1999, respectively.

NOTE 5--COMPREHENSIVE INCOME
                                                           Three Months Ended
                                                              November 30,
                                                         ----------------------
                                                           1999           1998
                                                         -------        -------
                                                            (In thousands)

Net income                                               $ 3,066        $ 4,049
Other comprehensive income:
     Foreign currency translation                           (883)        (1,179)
     Recognition of minimum pension liability                  0              0
                                                         -------        -------

Comprehensive income                                     $ 2,183        $ 2,870
                                                         =======        =======

NOTE 6--BUSINESS SEGMENTS
Sales and Income before Interest and Taxes ("IBIT") by operating segment is presented in the following table. There has been no change in the presentation basis or measurement of segment information from the prior year end. Intersegment sales are immaterial and there is no material change in segment assets since the prior year end.


                                                        Three Months Ended
                                                           November 30,
                                                    ---------------------------
                                                      1999               1998
                                                    --------           --------
                                                           (In thousands)
Unaffiliated customer sales:
     Process systems                                $ 75,878           $ 81,320
     Energy systems                                   17,621             16,946
                                                    --------           --------

     Total                                          $ 93,499           $ 98,266
                                                    ========           ========
IBIT:
     Process systems                                $  8,811           $ 10,103
     Energy systems                                    2,151              1,785
     Corporate and eliminations                       (2,497)            (2,213)
                                                    --------           --------

     Total                                          $  8,465           $  9,675
                                                    ========           ========


NOTE 7--PLANT CLOSURE
In the second quarter of fiscal 1999, the Company recorded a charge of $4,200,000 for the closure and relocation of its Fairfield, CA, manufacturing operations. Included in the $4,200,000 charge were asset write downs of $1,400,000 for assets to be disposed of and accrued expenses of $2,800,000. As of August 31, 1999 and November 30, 1999, the remaining balance of accrued expenses was $2,500,000 and $2,400,000 respectively.

NOTE 8--NEW ACCOUNTING STANDARD
The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is not required to be adopted by the Company until its fiscal year 2001. The Company has not yet determined the impact of this statement on the financial statements of the Company.

PART I--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following tables present the components of the Company's consolidated income statement and segment information for the first quarter of fiscal 2000 and 1999.

                                                           Three Months Ended
                                                              November 30,
                                                       ------------------------
Consolidated:                                            1999              1998
                                                       -------          -------
Net Sales                                                100.0%           100.0%
Cost of sales                                             66.4             65.9
                                                       -------          -------
Gross profit                                              33.6             34.1
Operating expenses                                        22.3             22.7
                                                       -------          -------
IBIT before amortization and other                        11.3             11.4
Amortization                                               2.1              1.9
Other                                                       .1              (.3)
                                                       -------          -------
IBIT                                                       9.1%             9.8%
                                                       =======          =======

                                                          Three Months Ended
                                                             November 30,
                                                       ------------------------
Segment:                                                 1999             1998
                                                       -------          -------
Process systems:
   Sales                                               $75,878          $81,320
   IBIT before amortization and other                   10,125           11,037
   %                                                      13.3%            13.6%
   IBIT                                                  8,811           10,103
   %                                                      11.6%            12.4%

Energy systems:
   Sales                                               $17,621          $16,946
   IBIT before amortization and other                    2,803            2,277
   %                                                      15.9%            13.4%
   IBIT                                                  2,151            1,785
   %                                                      12.2%            10.5%


First quarter of fiscal 2000 and 1999
         The Company acquired a controlling interest in Universal Glasteel Equipment ("UGE") in December 1998, Chemineer de Mexico in June 1999 and GMM Pfaudler Limited ("GMM") in July 1999 ("Acquired Businesses"). The Company owned minor portions of UGE and GMM in the first quarter of fiscal 1999 and their results were recorded on the equity method. The Acquired Businesses are consolidated in the first quarter of fiscal 2000. The Acquired Businesses are all in the Company's Process Systems segment.

         Net sales for the first quarter of fiscal 2000 were $93.5 million compared to $98.3 million in the prior year, a decrease of $4.8 million or 4.9% over the same period of the prior year. The decrease in pro forma sales, assuming the Acquired Businesses were acquired at the beginning of fiscal 1999, was $9.4 million or 9.2%.

         The Process Systems segment had sales of $75.9 million in the first quarter of fiscal 2000 compared to $81.3 million in fiscal 1999. On a pro forma basis, the Process Systems segment sales decreased by $10.0 million, an 11.6% decrease. This decrease was primarily driven by weak market demand in the specialty chemical market. Capital spending in this market was low as operating rates and profitability levels have been weak. Incoming orders in this segment improved in the first quarter of fiscal 2000 to $87 million. This follows three successive quarters of orders in the $75 to $80 million range. The improved orders are attributable to continued strength in the pharmacuetical market and some improvement in the wastewater treatment and specialty chemical markets. Backlog in this segment increased to $82 million at the end of the first quarter of fiscal 2000 from $71 million at August 31, 1999.

            The Energy Systems segment had sales of $17.6 million in the first quarter of fiscal 2000 compared to $16.9 million in fiscal 1999, an increase of 4.1%. This increase reflects some improvement resulting from the increase in crude oil prices throughout most of calendar year 1999. This increase in oil prices has spurred an increase in exploration and production activities over the last half of calendar year 1999, although this activity is still well below what is was in early calendar year 1998. Incoming orders in this segment improved to $20 million in the first fiscal quarter of fiscal 2000, following four successive quarters of orders in the $15 to $18 million range. Backlog increased to $6 million at the end of the first quarter of fiscal 2000 from $3 million at August 31, 1999.

         The gross margin percentage decreased from 34.1% to 33.6%. This decrease is due to the lower sales volumes in the Process Systems segment and a shift in mix to slightly lower margin products within the Energy Systems segment.

         Operating expenses decreased by $1.5 million and from 22.7% to 22.3% as a percentage of sales. These decreases are due to the savings from reduced employment levels and severance actions taken in the Process Systems segment in fiscal 1999 as well as cost savings from the Fairfield, CA, plant closure and administrative consolidation in the Energy Systems segment.

         As a result of the cost saving actions, IBIT before amortization and other as a percentage of sales in the Process Systems segment declined only slightly from 13.6% in fiscal 1999 to 13.3 % in fiscal 2000 on a sales decline of 6.7%, or $5.4 million. In the Energy Systems segment IBIT before amortization and other increased from 13.4% in the prior year to 15.9% in fiscal 2000.

         Amortization expense increased in fiscal 2000 from $1.9 million to $2.0 million. This increase is from the amortization of intangible assets recorded in the acquisition of the Acquired Businesses.

         In fiscal 2000 other expense is from ongoing costs to close and transfer the operations of the Fairfield, CA, manufacturing plant. In fiscal 1999 the other income is equity income from UGE and GMM which were acquired and are now consolidated.

         Interest expense decreased from $3.5 million in the first quarter of fiscal 1999 to $3.2 million in the first quarter of fiscal 2000. This was due to lower average debt levels.

         The effective tax rate is 36.0% in fiscal 2000 compared to 34.0% in fiscal 1999. The increase is from a higher proportion of taxable income in higher tax rate countries and some tax carryforward benefits now being fully utilized outside the U.S.

         The decreases in net income and diluted net income per share are primarily driven by the margin on the lower sales levels and a higher tax cost, offset by some cost savings.

LIQUIDITY AND CAPITAL RESOURCES

         Cash uses in the first three months of fiscal 2000 were $5.5 million in semi-annual interest payments due on the Company's Senior Notes and Convertible Subordinated Notes (included in accrued expenses), $1.9 million to purchase Company stock and Convertible Subordinated Notes under the fiscal 2000 share buyback program and $1.8 million for capital expenditures. Cash generated from operations, exclusive of accrued interest payments, and net borrowings under the Company's revolving credit loan funded these cash uses.

         Cash uses in the first three months of fiscal 1999 were $6.4 million for a loan to UPE, the Company's partner in the UGE joint venture (included in other operating activities), $5.5 million in semi-annual interest payments due on the Company's Senior Notes and Convertible Subordinated Notes (included in accrued expenses), $3.4 million to purchase Company stock under the Company's 1998 stock buy back program and $3.2 million for capital expenditures. Cash generated from operations, exclusive of the UPE loan and accrued interest payments, and net debt borrowings of $13.1 million funded these cash uses.

         The Company expects operating cash flow to be adequate for the remainder of fiscal year 2000 operating needs, scheduled debt service and shareholder dividend requirements. The major cash requirement for the remainder of fiscal 2000 is planned capital expenditures of approximately $18.0 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

         In addition, the Company started a twelve month program in October 1999 to purchase up to 3% or about 350,000 shares or share equivalents in Convertible Subordinated Notes. As of November 30, 1999, the Company has purchased 56,600 shares for $.9 million and $1.15 million face value of Convertible Subordinated Notes (42,200 equivalent shares) for $1.0 million.


MARKET RISK

         In its normal operations the Company has market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in the Company's exposure to these risks, which has been previously disclosed.

YEAR 2000

         The Company successfully implemented its plan to address the Year 2000 issue, as previously disclosed. The costs for resolving Year 2000 issues were approximately $1.6 million for fiscal 1998, and $1.8 million for fiscal 1999. Most of these costs were to replace existing software and hardware systems. Costs incurred in fiscal 2000 have been minimal. As of the date of this report the Company has tested all of its critical systems and suppliers and has not had any problems at any of its units.

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Report contains various forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements related to growth, operating margin performance, earnings per share or statements expressing general opinions about future operating results, are forward-looking statements.

         These forward-looking statements and performance trends are subject to certain risks and uncertainties that could cause actual results to differ materially from those statements and trends. Such factors include, but are not limited to, a significant decline in capital expenditure levels in the Company's served markets, a major decline in oil and gas prices, foreign exchange rate fluctuations, uncertainties surrounding the Year 2000 and the new Euro currency, continued availability of acceptable acquisition candidates and general economic conditions that affect demand in the process industries. Any forward-looking statements are made based on known events and circumstances at the time. The Company undertakes no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

PART II--OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a) See Index to Exhibits


                  b) Reports on Form 8-K. During the quarter ended November 30, 1999, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               ROBBINS & MYERS, INC.
                               -------------------------------------







DATE:    JANUARY 13, 2000      BY   /S/ KEVIN J. BROWN
        ----------------------    ----------------------------------

                                    KEVIN J. BROWN

                                    VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                    (PRINCIPAL FINANCIAL OFFICER)

                                INDEX TO EXHIBITS
                                -----------------



(27) FINANCIAL DATA SCHEDULE                                 *


------------


A* = Filed herewith