Form 10-Q
period 2000-02-29
ROBBINS & MYERS INC
filed 2000-04-12
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-  ACT OF 1934



For the Quarterly Period Ended FEBRUARY 29, 2000  Commission File Number 0-288
                               ------------------                        -----


                              ROBBINS & MYERS, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             OHIO                                               31-0424220
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



1400 KETTERING TOWER, DAYTON, OHIO                                   45423
--------------------------------------------------------------------------------
(Address of Principal executive offices)                          (Zip Code)



Registrant's telephone number including area code     (937) 222-2610
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

COMMON SHARES, WITHOUT PAR VALUE, OUTSTANDING AS OF FEBRUARY 29, 2000:10,943,381
                                                                      ----------

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)


                                                      February 29,    August 31,
                                                          2000          1999
                                                       ---------      ---------
ASSETS                                                (Unaudited)
Current Assets:
     Cash and cash equivalents                         $   9,354      $   8,901
     Accounts receivable                                  74,859         74,900
     Inventories:
        Finished products                                 17,677         16,921
        Work in process                                   14,066         11,193
        Raw materials                                     27,320         25,633
                                                       ---------      ---------
                                                          59,063         53,747
     Other current assets                                 10,523         12,824
     Deferred taxes                                        5,446          5,470
                                                       ---------      ---------
          Total Current Assets                           159,245        155,842
Goodwill and other intangible assets                     210,285        214,100
Deferred taxes                                             6,595           --
Other Assets                                               8,010          6,641
Property, Plant and Equipment                            202,762        196,820
     Less accumulated depreciation                        87,185         79,551
                                                       ---------      ---------
                                                         115,577        117,269
                                                       ---------      ---------
                                                       $ 499,712      $ 493,852
                                                       =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                  $  27,227      $  27,949
     Accrued expenses                                     56,408         54,935
     Current portion of long-term debt                       707            121
                                                       ---------      ---------
          Total Current Liabilities                       84,342         83,005
Long-term debt--less current portion                     186,838        191,151
Other long-term liabilities                               62,651         58,518
Minority interest                                          7,594          6,952
Shareholders' Equity:
     Common stock                                         27,479         27,468
     Retained earnings                                   137,308        132,015
     Accumulated other comprehensive income(loss)         (6,500)        (5,257)
                                                       ---------      ---------
                                                         158,287        154,226
                                                       ---------      ---------
                                                       $ 499,712      $ 493,852
                                                       =========      =========


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands except per share data)
(Unaudited)

                                                    Three Months Ended          Six Months Ended
                                                   Feb. 29,     Feb. 28,      Feb. 29,     Feb. 28,
                                                   ---------------------      ---------------------
                                                     2000         1999          2000         1999
                                                   --------     --------      --------     --------
Net sales                                          $ 95,770     $ 94,876      $189,265     $193,142
Cost of sales                                        61,964       63,193       124,009      127,957
                                                   --------     --------      --------     --------
Gross profit                                         33,806       31,683        65,256       65,185
Operating expenses                                   22,385       21,385        43,229       43,703
                                                   --------     --------      --------     --------
                                                     11,421       10,298        22,027       21,482
Amortization expense                                  1,979        2,031         3,961        3,890
Other                                                   132        4,496           293        4,146
                                                   --------     --------      --------     --------
                                                      9,310        3,771        17,773       13,446
Interest expense                                      3,319        3,614         6,556        7,154
                                                   --------     --------      --------     --------
Income before income tax and minority interest        5,991          157        11,217        6,292
Income tax expense                                    2,157           54         4,044        2,140
Minority interest                                       403          405           676          405
                                                   --------     --------      --------     --------
Net income(loss)                                   $  3,431     $   (302)     $  6,497     $  3,747
                                                   ========     ========      ========     ========

Net income(loss) per share:
     Basic                                         $   0.31     $  (0.03)     $   0.59     $   0.34
                                                   ========     ========      ========     ========

     Diluted                                       $   0.30     $  (0.03)     $   0.57     $   0.34
                                                   ========     ========      ========     ========

Dividends per share:
     Declared                                      $  0.055     $  0.055      $  0.110     $  0.110
                                                   ========     ========      ========     ========

     Paid                                          $  0.055     $  0.055      $  0.110     $  0.110
                                                   ========     ========      ========     ========


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                        Six Months Ended
                                                                      Feb. 29,      Feb. 28,
                                                                      --------      --------
                                                                        2000          1999
                                                                      --------      --------
Operating Activities:
      Net income                                                      $  6,497      $  3,747
      Adjustment required to reconcile net income to net cash and cash equivalents provided by operating activities:
            Depreciation                                                 8,850         8,693
            Amortization                                                 3,961         3,890
            Changes in operating assets and liabilities:
                Accounts receivable                                     (1,110)        5,773
                Inventories                                             (5,874)        2,494
                Accounts payable                                          (206)       (7,092)
                Accrued expenses                                           980           524
                Other                                                      455         2,585
                                                                      --------      --------
Net Cash and Cash Equivalents Provided by Operating Activities          13,553        20,614

Investing Activities:
      Capital expenditures, net of nominal disposals                    (9,110)       (5,040)
      Loan to Universal Process Equipment                                 --          (6,429)
                                                                      --------      --------
Net Cash and Cash Equivalents Used by Investing Activities              (9,110)      (11,469)

Financing Activities:
      Proceeds from revolving credit loan                                5,864        16,776
      Payments of revolving credit loan                                 (6,112)      (20,472)
      Proceeds from sale of common stock                                   667           618
      Purchase of common stock and convertible subordinated notes       (3,205)       (3,442)
      Dividends paid                                                    (1,204)       (1,207)
                                                                      --------      --------
Net Cash and Cash Equivalents Used by Financing Activities              (3,990)       (7,727)
                                                                      --------      --------
Increase in Cash and Cash Equivalents                                      453         1,418
Cash and Cash Equivalents at Beginning of Period                         8,901         6,822
                                                                      --------      --------
Cash and Cash Equivalents at End of Period                            $  9,354      $  8,240
                                                                      ========      ========


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
February 29, 2000
(Unaudited)

NOTE 1--PREPARATION OF FINANCIAL STATEMENTS
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries ("Company") contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of February 29, 2000, and August 31, 1999, the results of their operations for the three and six month periods ended February 29, 2000, and February 28, 1999, and their cash flows for the six month periods ended February 29, 2000, and February 28, 1999. All intercompany transactions have been eliminated.

NOTE 2--NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

                                                      Three Months Ended       Six Months Ended
                                                     Feb. 29,    Feb. 28,    Feb. 29,    Feb. 28,
                                                     --------    -------     --------    --------
                                                       2000        1999        2000        1999
                                                     --------    -------     --------    --------
                                                       (In thousands, except per share amounts)
Numerator:
     Basic:
        Net income(loss)                              $ 3,431     $ (302)     $ 6,497     $ 3,747
        Effect of dilutive securities:
           Convertible debt interest                      620          *        1,249           *
                                                      -------     ------      -------     -------
     Income(loss) attributable to diluted shares      $ 4,051     $ (302)     $ 7,746     $ 3,747
                                                      =======     ======      =======     =======
Denominator:
     Basic:
        Weighted average shares                        10,938     10,914       10,942      10,925
        Effect of dilutive securities:
           Convertible debt                             2,333          *        2,350           *
           Dilutive options and restricted shares         180          *          194         238
                                                      -------     ------      -------     -------
     Diluted shares                                    13,451     10,914       13,486      11,163
                                                      =======     ======      =======     =======

Basic net income(loss) per share                      $  0.31     $(0.03)     $  0.59     $  0.34
                                                      =======     ======      =======     =======
Diluted net income(loss) per share                    $  0.30     $(0.03)     $  0.57     $  0.34
                                                      =======     ======      =======     =======


* --Effect is antidilutive, therefore excluded from computation

NOTE 3--OTHER EXPENSE
Other expense is as follows:

                                                     Three Months Ended       Six Months Ended
                                                     Feb. 29,    Feb. 28,    Feb. 29,    Feb. 28,
                                                     --------    -------     --------    --------
                                                       2000        1999        2000        1999
                                                      -------     ------      -------     -------
                                                                   (In thousands)
Plant closure and relocation costs                    $   132     $4,200      $   293     $ 4,200
Other termination costs                                     -        400            -         400
Equity income                                               -       (104)           -        (454)
                                                      -------     ------      -------     -------
                                                      $   132     $4,496      $   293     $ 4,146
                                                      =======     ======      =======     =======

In February 1999, the Company recorded a charge of $4,200,000 for the closure and relocation of the Company's Fairfield, California, manufacturing operations. The $4,200,000 charge was composed of $1,800,000 for asset write-downs and holding costs of land, buildings, and equipment to be sold, and $2,400,000 for environmental, employee and other costs. The facility manufactured power sections and down-hole pumps. Production was transferred to the Company's manufacturing facility near Houston, Texas, which manufactures similar products. The closure and relocation consolidated all power section and down-hole pump manufacturing into one facility. The transfer of manufacturing is substantially completed, and the Fairfield facility and certain machinery are being sold. It is expected that the sale of the facility will be completed by December 31, 2000. The assets to be sold have been written down to their estimated net realizable value upon sale. As of February 29, 2000 approximately $770,000 has been spent against the $2,400,000 accrued for environmental, employee and other costs.

The fiscal year 2000 costs are for employee transfers, equipment relocation and training of new employees at the Texas facility.

The Company also recorded other one-time termination costs of $400,000 in the second quarter of fiscal 1999, unrelated to the closure of the Fairfield facility. As of February 29, 2000, these one-time termination costs have been paid.

NOTE 4--LONG-TERM DEBT
At February 29, 2000, the Company's debt consisted of the following:

                                                             (In thousands)
                                                            ----------------
Senior debt:
     Revolving credit loan                                      $ 19,490
     Senior Notes                                                100,000
     Other                                                         5,320
6.50% Convertible Subordinated Notes                              62,735
                                                                --------
Total debt                                                       187,545
          Less current portion                                       707
                                                                --------
                                                                $186,838
                                                                ========

The Company's Bank Credit Agreement ("Agreement") provides, among other things, that the Company may borrow on a revolving credit basis up to a maximum of $200,000,000. All outstanding amounts under the Agreement are due and payable on November 25, 2002. Interest is variable based upon formulas tied to LIBOR or prime, at the Company's option, and is payable at least quarterly. At February 29, 2000, the weighted average interest rate for all amounts outstanding was 4.25%. Indebtedness under the Agreement is unsecured, except for guarantees by the Company's U.S. subsidiaries, the pledge of the stock of the Company's U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries.

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

The Company has $62,735,000 of 6.50% Convertible Subordinated Notes ("Subordinated Notes"). The Subordinated Notes are due on September 1, 2003, interest is payable semi-annually on March 1 and September 1 and are convertible into common stock at a rate of $27.25 per share. Holders may convert at any time until maturity and the Company may call for redemption at any time on or after September 1, 1999, at a price ranging from the current price of 103.25% to 100% in fiscal 2003 and thereafter. The Subordinated Notes are subordinated to all other indebtedness of the Company.

NOTE 5--INCOME TAXES
The estimated annual effective tax rates were 36% for both the periods of fiscal 2000 and 34% for both the periods of fiscal 1999.

NOTE 6--COMPREHENSIVE INCOME
The components of comprehensive income(loss) are as follows:

                                       Three Months Ended         Six Months Ended
                                      Feb. 29,     Feb. 28,     Feb. 29,     Feb. 28,
                                      --------     --------     --------     --------
                                        2000         1999         2000         1999
                                      --------     --------     --------     --------
                                                      (In thousands)

Net income(loss)                      $ 3,431      $  (302)     $ 6,497      $ 3,747
Other comprehensive income:
     Foreign currency translation        (360)        (168)      (1,243)      (1,347)
                                      -------      -------      -------      -------

Comprehensive income(loss)            $ 3,071      $  (470)     $ 5,254      $ 2,400
                                      =======      =======      =======      =======

NOTE 7--BUSINESS SEGMENTS
Sales and Income before Interest and Taxes ("IBIT") by operating segment is presented in the following table. There has been no change in the presentation basis or measurement of segment information from the prior year end. Intersegment sales are immaterial and there is no material change in segment assets since the prior year end.

                                       Three Months Ended        Six Months Ended
                                      Feb. 29,     Feb. 28,     Feb. 29,     Feb. 28,
                                      --------     --------     --------     --------
                                        2000         1999         2000         1999
                                      --------     --------     --------     --------
                                                      (In thousands)

Unaffiliated customer sales:
     Process systems                  $75,354      $79,696      $151,228     $161,016
     Energy systems                    20,416       15,180        38,037       32,126
                                      -------      -------      --------     --------

     Total                            $95,770      $94,876      $189,265     $193,142
                                      =======      =======      ========     ========

IBIT:
     Process Systems                  $ 8,226      $ 8,758      $ 17,034     $ 18,861
     Energy Systems                     3,025       (3,287)        5,177       (1,502)
     Corporate and eliminations        (1,941)      (1,700)       (4,438)      (3,913)
                                      -------      -------      --------     --------

     Total                            $ 9,310      $ 3,771      $ 17,773     $ 13,446
                                      =======      =======      ========     ========


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

PART I--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents the components of the Company's income statement and certain supplementary data as a percent of net sales for the three month and six month periods of fiscal 2000 and 1999.

                                       Three Months Ended            Six Months Ended
                                     Feb. 29,      Feb. 28,         Feb. 29,      Feb. 28,
                                    ---------      ---------       ---------      ---------
                                       2000           1999            2000           1999
                                    ---------      ---------       ---------      ---------
Net Sales                               100.0%         100.0%          100.0%         100.0%
Cost of sales                            64.7           66.6            65.5           66.3
                                    ---------      ---------       ---------      ---------
Gross profit                             35.3           33.4            34.5           33.7
Operating expenses                       23.4           22.5            22.9           22.6
                                    ---------      ---------       ---------      ---------
IBIT before amortization and other       11.9           10.9            11.6           11.1
Amortization                              2.1            2.2             2.1            2.0
Other                                      .1            4.7              .1            2.1
                                    ---------      ---------       ---------      ---------
IBIT                                      9.7%           4.0%            9.4%           7.0%
                                    =========      =========       =========      =========

                                       Three Months Ended             Six Months Ended
                                     Feb. 29,       Feb. 28,        Feb. 29,       Feb. 28,
                                    ---------      ---------       ---------      ---------
                                      2000           1999             2000         1999
                                    ---------      ---------       ---------      ---------
Segment                                                (in thousands)
Process systems:
   Sales                            $  75,354      $  79,696       $ 151,228      $ 161,016
   IBIT before amortization and
   other                                9,482         10,038          19,616         21,075
   %                                     12.6%          12.6%           13.0%          13.1%
   IBIT                                 8,226          8,758          17,034         18,861
   %                                     10.9%          11.0%           11.3%          11.7%

Energy Systems:
   Sales                            $  20,416      $  15,180       $  38,037      $  32,126
   IBIT before amortization and
   other                                3,681          1,428           6,484          3,705
   %                                     18.0%           9.4%           17.0%          11.5%
   IBIT                                 3,025         (3,287)          5,177         (1,502)
   %                                     14.8%         (21.6)%          13.6%          (4.7)%



The Company acquired a controlling interest in Universal Glasteel Equipment ("UGE") in December 1998, Chemineer de Mexico in June 1999 and GMM Pfaudler Limited ("GMM") in July 1999 ("Acquired Businesses"). The Company owned minority portions of UGE and GMM in fiscal 1999 and their results were recorded on the equity method. The Acquired Businesses are consolidated in fiscal 2000. The Acquired Businesses are all in the Company's Process Systems segment.

Net sales for the second quarter of fiscal 2000 were $95.8 million compared to $94.9 million, an increase of $.9 million or .9% from the same period of the prior year. Year to date sales of $189.3 million decreased $3.9 million or 2.0% from the same period of the prior year. The decreases in pro-forma sales from the same period of the prior year, assuming the Acquired Businesses were acquired at the beginning of fiscal 1999, were $2.4 million or 2.4% for the quarter and $11.8 million or 5.9% year to date.

The Process Systems segment had sales of $75.4 million in the second quarter of fiscal 2000 compared to $79.7 million in fiscal 1999. Year to date sales of $151.2 million decreased $9.8 million or 6.1% from the same period of the prior year. On a pro forma basis, the Process Systems segment year to date sales decreased by $17.6 million, a 10.4% decrease. This decrease was primarily driven by competitive pressures resulting from the strength of the United States and United Kingdoms currencies and modest market demand in the specialty chemical market. Capital spending in this market was low as operating rates and profitability levels have been low. Incoming orders in this segment improved in the first half of fiscal 2000 to $166.9 million compared to $162.9 million in the first half of fiscal 1999, and $151.6 million in the second half of fiscal 1999. The improved orders are attributable to continued strength in the pharmaceutical market and some improvement in the wastewater treatment and specialty chemical markets. Backlog in this segment increased to $86 million at the end of the second quarter of fiscal 2000 from $71 million at August 31, 1999.

The Energy Systems segment had sales of $20.4 million in the second quarter of fiscal 2000 compared to $15.2 million in fiscal 1999, an increase of 34.5%. This increase reflects the impact of higher crude oil prices. This increase in oil prices has spurred an increase in exploration and production activities. Incoming orders in this segment improved to $43.3 million in the first half of fiscal 2000, compared to $31.9 million in the first half of fiscal 1999, and $33.0 million in the second half of fiscal 1999. Backlog increased to $9 million at the end of the second quarter of fiscal 2000 from $3 million at August 31, 1999.

The gross margin percentage increased from 33.4% to 35.3% for the quarter and from 33.7% to 34.5% year to date from the prior year periods. These increases are due to the higher sales volumes in the Energy Systems segment, which has higher margin products, and cost savings from the closure of the Company's Fairfield facility. Operating expenses in the second quarter increased from 22.5% to 23.4% or $1.0 million due to adjustments in variable pay expenses. Year to date operating expenses have been reduced; however, the decrease in sales has caused operating expenses as a percent of sales to increase slightly to 22.9% from 22.6%.

As a result of cost savings from reduced employment levels and severance actions in 1999, the IBIT before amortization and other as a percentage of net sales in the Process Systems segment was 12.6% for the second quarters of fiscal 2000 and 1999 on a sales decline of $4.3 million, or 5.4%. The year to date IBIT before amortization and other in the Process Systems segment decreased slightly from 13.1% in fiscal 1999 to 13.0% in fiscal 2000 on a sales decline of $9.8 million or 6.1%.

In the Energy Systems segment, the IBIT before amortization and other increased from 9.4% in the second quarter of fiscal 1999 to 18.0% in the second quarter of fiscal 2000. The year to date increase in IBIT before amortization and other is from 11.5% in fiscal 1999 to 17.0% in fiscal 2000. These increases are due to increased sales volumes and the cost savings from the closure of the Company's Fairfield facility.

Other expense decreased by $4.4 million for the quarter and $3.9 million year to date from the prior year periods due to $4.6 million of plant closure and other termination costs primarily related to the closure and transfer of operations of the Fairfield, CA, manufacturing plant. Other expense in 1999 was also presented net of equity income of $.1 million and $.5 million for the second quarter and year to date, respectively. The equity income related to UGE and GMM, which are now consolidated.

Interest expense is slightly lower for the quarter and on a year to date basis as cash flow from operations has been used to reduce average debt levels from the prior year.

The effective tax rate is 36.0% for second quarter and year to date fiscal 2000 compared to 34% for second quarter and year to date fiscal 1999. The increase is from a higher proportion of taxable income in higher tax rate countries and some tax carryforward benefits utilized outside the U.S in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash uses in the first six months of fiscal 2000 were $9.1 million for capital expenditures, and $3.2 million to purchase Company stock and Convertible Subordinated Notes under the fiscal 2000 share buyback program . Cash generated from operations of $13.6 million funded these cash uses and also was used to reduce debt by $.3 million.

Cash uses in the first six months of fiscal 1999 were $6.4 million for a loan to UPE, the Company's partner in the UGE joint venture, $3.4 million to purchase treasury stock under the Company's stock buy back program and $5.0 million for capital expenditures. Cash generated from operations of $20.6 million funded these cash uses and also was used to reduce debt by $3.7 million.

The Company expects operating cash flow to be adequate for the remainder of fiscal year 2000 operating needs, scheduled debt service, shareholder dividends and other requirements. The major cash requirement for the remainder of fiscal 2000 is planned capital expenditures of approximately $11.3 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

The Company started a twelve month program in October 1999 to purchase up to 3%, or about 350,000 shares or share equivalents in Convertible Subordinated Notes. As of February 29, 2000, the Company has purchased 69,700 shares for $1.2 million and $2.3 million face value of Convertible Subordinated Notes (83,119 equivalent shares) for $2.0 million.

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


FORWARD-LOOKING STATEMENTS
In addition to historical information, this Report contains various forward-looking statements and performance trends which are subject to certain risks and uncertainties that could cause actual results to differ materially from these statements and trends. Such factors include, but are not limited to, a significant decline in capital expenditure levels in the Company's served markets, a major decline in oil and gas prices, foreign exchange rate fluctuations, uncertainties surrounding the new Euro currency, continued availability of acceptable acquisition candidates and general economic conditions that can affect the demand in the process industries. Any forward-looking statements are made based on known events and circumstances at the time. The Company undertakes no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

PART II--OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) The annual meeting of Shareholders of Robbins & Myers, Inc., ("Company") was held on December 8, 1999.

         b) The Company's Board of Directors is divided into two classes, with one class of directors elected at each annual meeting of shareholders. At the Annual Meeting on December 8, 1999, the following persons were elected directors of the Company for a term of office expiring at the annual meeting of shareholders to be held in 2001: Robert J. Kegerreis, Ph.D, William D. Manning, Jr., Maynard H. Murch IV and John N. Taylor, Jr. The other directors whose terms of office continued after the Annual Meeting are Gerald L. Connelly, Daniel W. Duval, Thomas
                  P. Loftis and Jerome F. Tartar. Mr. Duval subsequently resigned from the Company's Board of Directors effective December 31, 1999.

         c) At the Annual Meeting on December 8, 1999, three items were voted on by shareholders, namely:

                  1) The election of directors in which, as noted above, Kegerreis, Manning, Murch and Taylor were elected:

                                                     Votes For    Votes Withheld
                                                     ---------    --------------

                           Robert J. Kegerreis       9,867,946       60,429

                           William D. Manning, Jr.   9,890,268       38,107

                           Maynard H. Murch IV       9,888,825       39,550

                           John N. Taylor, Jr.       9,890,225       38,150

                  3) The Company's 1999 Long-Term Incentive Stock Plan was approved with 8,327,080 cast for approval, 839,223 against approval and 16,112 abstentions.

                  2) Appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending August 31, 2000 was approved with 9,898,042 cast for approval, 19,771 against approval and 10,562 abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       See Index to Exhibits

         b) Reports on Form 8-K. During the quarter ended February 29, 2000, the Company did not file any reports on Form 8-K

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           ROBBINS & MYERS, INC.
                                           ---------------------






DATE:  APRIL 12, 2000                 BY   /S/ KEVIN J. BROWN
     ------------------------------      --------------------------------------
                                           KEVIN J. BROWN
                                           VICE PRESIDENT, FINANCE & CFO
                                           (PRINCIPAL FINANCIAL OFFICER)

DATE:  APRIL 12, 2000                 BY   /S/ THOMAS J. SCHOCKMAN
     ------------------------------      --------------------------------------
                                           THOMAS J. SCHOCKMAN
                                           CORPORATE CONTROLLER
                                           (PRINCIPAL ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS
                                -----------------


(27) FINANCIAL DATA SCHEDULE
     27.1  Financial Data Schedule--3 months ended 2/29/00      *

*    Filed herewith