Form 10-Q
period 2000-05-31
ROBBINS & MYERS INC
filed 2000-07-10
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934


For the Quarterly Period Ended MAY 31, 2000     Commission File Number 0-288
                               -------------                           -----


                              ROBBINS & MYERS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         OHIO                                                    31-0424220
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



1400 KETTERING TOWER, DAYTON, OHIO                                     45423
--------------------------------------------------------------------------------
(Address of Principal executive offices)                            (Zip Code)



Registrant's telephone number including area code          (937) 222-2610
                                                 ------------------------



                                      NONE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year if changed since last report


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

COMMON SHARES, WITHOUT PAR VALUE, OUTSTANDING AS OF MAY 31, 2000:10,944,753
                                                                 ----------

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)


                                                                                         May 31,           August 31,
                                                                                            2000                 1999
                                                                                 ----------------    -----------------
ASSETS                                                                               (Unaudited)
Current Assets:
     Cash and cash equivalents                                                           $10,975               $8,901
     Accounts receivable                                                                  74,324               74,900
     Inventories:
        Finished products                                                                 18,571               16,921
        Work in process                                                                   14,777               11,193
        Raw materials                                                                     28,701               25,633
                                                                                 ----------------    -----------------
                                                                                          62,049               53,747
     Other current assets                                                                  7,160               12,824
     Deferred taxes                                                                        5,369                5,470
                                                                                 ----------------    -----------------
          Total Current Assets                                                           159,877              155,842
Goodwill and Other Intangible Assets                                                     206,394              214,100
Deferred Taxes                                                                             6,622                    -
Other Assets                                                                               7,938                6,641
Property, Plant and Equipment                                                            204,822              196,820
     Less accumulated depreciation                                                        90,265               79,551
                                                                                 ----------------    -----------------
                                                                                         114,557              117,269
                                                                                 ----------------    -----------------
                                                                                        $495,388             $493,852
                                                                                 ================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                    $29,097              $27,949
     Accrued expenses                                                                     51,912               54,935
     Current portion of long-term debt                                                       548                  121
                                                                                 ----------------    -----------------
          Total Current Liabilities                                                       81,557               83,005
Long-term Debt--less current portion                                                     184,557              191,151
Other Long-term Liabilities                                                               61,067               58,518
Minority Interest                                                                          7,517                6,952
Shareholders' Equity:
     Common stock                                                                         27,555               27,468
     Retained earnings                                                                   142,080              132,015
     Accumulated other comprehensive (loss)                                              (8,945)              (5,257)
                                                                                 ----------------    -----------------
                                                                                         160,690              154,226
                                                                                 ----------------    -----------------
                                                                                        $495,388             $493,852
                                                                                 ================    =================


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

                                                           Three Months Ended                 Nine Months Ended
                                                                 May 31,                           May 31,
                                                      ------------------------------    ------------------------------
                                                             2000              1999             2000             1999
                                                      ------------     -------------    -------------     ------------

Net sales                                                $104,303          $103,829         $293,568         $296,971
Cost of sales                                              67,218            68,979          191,227          196,936
                                                      ------------     -------------    -------------     ------------
Gross profit                                               37,085            34,850          102,341          100,035
Operating expenses                                         22,661            22,440           65,890           66,143
                                                      ------------     -------------    -------------     ------------
                                                           14,424            12,410           36,451           33,892
Amortization expense                                        2,045             1,984            6,006            5,874
Other                                                         102               143              395            4,289
                                                     -------------    -------------     ------------      ------------
                                                           12,277            10,283           30,050           23,729
Interest expense                                            3,478             3,175           10,034           10,329
                                                      ------------     -------------    -------------     ------------
Income before income tax and minority interest              8,799             7,108           20,016           13,400
Income tax expense                                          3,168             2,417            7,212            4,557
Minority interest                                             257               275              933              680
                                                      ------------     -------------    -------------     ------------
Net income                                                 $5,374            $4,416          $11,871           $8,163
                                                      ============     =============    =============     ============

Net income per share:
     Basic                                                  $0.49             $0.40            $1.08            $0.75
                                                      ============     =============    =============     ============

     Diluted                                                $0.45             $0.37            $1.02            $0.74
                                                      ============     =============    =============     ============

Dividends per share:
     Declared                                              $0.055            $0.055           $0.165           $0.165
                                                      ============     =============    =============     ============

     Paid                                                  $0.055            $0.055           $0.165           $0.165
                                                      ============     =============    =============     ============


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED CASH FLOW STATEMENT
(In thousands)
(Unaudited)

                                                                                          Nine Months Ended
                                                                                               May 31,
                                                                                --------------------------------------
                                                                                            2000                 1999
                                                                                -----------------    -----------------
Operating Activities:
      Net income                                                                         $11,871               $8,163
      Adjustment required to reconcile net income to net cash and
         Cash equivalents provided by operating activities:
            Depreciation                                                                  12,806               12,990
            Amortization                                                                   6,006                5,874
            Changes in operating assets and liabilities:
                Accounts receivable                                                      (2,186)                  235
                Inventories                                                             (10,260)                4,901
                Accounts payable                                                           2,271              (4,683)
                Accrued expenses                                                         (2,308)              (1,156)
                Other                                                                      3,446                  871
                                                                                -----------------    -----------------
Net Cash and Cash Equivalents Provided by Operating Activities                            21,646               27,195

Investing Activities:
      Capital expenditures, net of nominal disposals                                    (13,577)              (7,775)
      Loan to Universal Process Equipment                                                      -              (6,429)
                                                                                -----------------    -----------------
Net Cash and Cash Equivalents Used by Investing Activities                              (13,577)             (14,204)

Financing Activities:
      Proceeds from revolving credit loan                                                 10,230               18,886
      Payments of revolving credit loan                                                  (9,105)             (23,453)
      Proceeds from sale of common stock                                                     855                1,061
      Purchase of common stock and convertible subordinated notes                        (6,169)              (3,988)
      Dividends paid                                                                     (1,806)              (1,811)
                                                                                -----------------    -----------------
Net Cash and Cash Equivalents Used by Financing Activities                               (5,995)              (9,305)
                                                                                -----------------    -----------------
Increase in Cash and Cash Equivalents                                                      2,074                3,686
Cash and Cash Equivalents at Beginning of Period                                           8,901                6,822
                                                                                -----------------    -----------------
Cash and Cash Equivalents at End of Period                                               $10,975              $10,508
                                                                                =================    =================


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 2000
(Unaudited)

NOTE 1--PREPARATION OF FINANCIAL STATEMENTS
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries ("Company") contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of May 31, 2000, and August 31, 1999, the results of their operations for the three and nine month periods ended May 31, 2000, and May 31, 1999, and their cash flows for the nine month periods ended May 31, 2000, and May 31, 1999. All intercompany transactions have been eliminated.

NOTE 2--NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

                                                        Three Months Ended             Nine Months Ended
                                                     May 31,         May 31,        May 31,        May 31,
                                                    -----------    ------------    -----------    -----------
                                                       2000           1999            2000           1999
                                                    -----------    ------------    -----------    -----------
                                                            (In thousands, except per share amounts)

Numerator:
     Basic:
        Net income                                      $5,374          $4,416        $11,871         $8,163
        Effect of dilutive securities:
           Convertible debt interest                       610             635          1,859          1,905
                                                    -----------    ------------    -----------    -----------
     Income attributable to diluted shares              $5,984          $5,051        $13,730        $10,068
                                                    ===========    ============    ===========    ===========
Denominator:
     Basic:
        Weighted average shares                         10,948          10,938         10,944         10,929
        Effect of dilutive securities:
           Convertible debt                              2,297           2,385          2,332          2,385
           Dilutive options and restricted shares          179             198            170            223
                                                    -----------    ------------    -----------    -----------
     Diluted shares                                     13,424          13,521         13,446         13,537
                                                    ===========    ============    ===========    ===========

Basic net income per share                               $0.49           $0.40          $1.08          $0.75
                                                    ===========    ============    ===========    ===========
Diluted net income per share                             $0.45           $0.37          $1.02          $0.74
                                                    ===========    ============    ===========    ===========



NOTE 3--OTHER EXPENSE
Other expense is as follows:
                                                        Three Months Ended             Nine Months Ended
                                                     May 31,         May 31,        May 31,        May 31,
                                                    -----------    ------------    -----------    -----------
                                                       2000           1999            2000           1999
                                                    -----------    ------------    -----------    -----------
                                                                         (In thousands)
Plant closure and relocation costs                        $102            $267           $395         $4,467
Other termination costs                                      -               -              -            400
Equity income                                                -           (124)              -          (578)
                                                    -----------    ------------    -----------    -----------
                                                          $102            $143           $395         $4,289
                                                    ===========    ============    ===========    ===========

In February 1999, the Company recorded a charge of $4,200,000 for the closure and relocation of the Company's Fairfield, California, manufacturing operation. The $4,200,000 charge was composed of $1,800,000 for asset write-downs and holding costs of land, buildings, and equipment to be sold, and $2,400,000 for environmental, employee and other costs. The facility manufactured power sections and down-hole pumps. Production was transferred to the Company's manufacturing facility near Houston, Texas, which manufactures similar products. The closure and relocation consolidated all power section and down-hole pump manufacturing into one facility. The transfer of manufacturing is complete, and the Fairfield facility and certain machinery are being sold. It is expected that the sale of the facility will be completed by December 31, 2000. The assets to be sold have been written down to their estimated net realizable value upon sale. As of May 31, 2000 approximately $1,700,000 has been spent against the $2,400,000 accrued for environmental, employee and other costs. The remaining accrual is primarily for environmental costs and other costs. Employee costs have been paid. There have been no changes made to the original estimates.

The fiscal year 2000 and third quarter fiscal 1999 costs are for employee transfers, equipment relocation and training of new employees at the Texas facility.

The Company also recorded other one-time termination costs of $400,000 in the second quarter of fiscal 1999, unrelated to the closure of the Fairfield facility. As of May 31, 2000, these one-time termination costs have been paid.

NOTE 4--LONG-TERM DEBT
At May 31, 2000, the Company's debt consisted of the following:

                                                               (In thousands)
                                                              ----------------
Senior debt:
     Revolving credit loan                                           $ 19,736
     Senior Notes                                                     100,000
     Other                                                              5,646
6.50% Convertible Subordinated Notes                                   59,723
                                                              ----------------
Total debt                                                            185,105
          Less current portion                                            548
                                                              ----------------
                                                                     $184,557
                                                              ================

The Company's Bank Credit Agreement ("Agreement") provides, among other things, that the Company may borrow on a revolving credit basis up to a maximum of $150,000,000. All outstanding amounts under the Agreement are due and payable on November 25, 2002. Interest is variable based upon formulas tied to LIBOR or prime, at the Company's option, and is payable at least quarterly. At May 31, 2000, the weighted average interest rate for all amounts outstanding was 4.54%. Indebtedness under the Agreement is unsecured, except for guarantees by the Company's U.S. subsidiaries, the pledge of the stock of the Company's U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries.

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

The Company has $59,723,000 of 6.50% Convertible Subordinated Notes ("Subordinated Notes"). The Subordinated Notes are due on September 1, 2003, interest is payable semi-annually on March 1 and September 1 and are convertible into common stock at a rate of $27.25 per share. Holders may convert at any time until maturity and the Company may call for redemption at any time on or after September 1, 1999, at a price ranging from the current price of 103.25% to 100% in fiscal 2003 and thereafter. The Subordinated Notes are subordinated to all other indebtedness of the Company.

NOTE 5--INCOME TAXES
The estimated annual effective tax rates were 36% for both the periods of fiscal 2000 and 34% for both the periods of fiscal 1999.

NOTE 6--COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

                                                        Three Months Ended             Nine Months Ended
                                                      May 31,         May 31,        May 31,        May 31,
                                                    -----------    ------------    -----------    -----------
                                                       2000           1999            2000           1999
                                                    -----------    ------------    -----------    -----------
                                                                         (In thousands)

Net income                                              $5,374          $4,416        $11,871         $8,163
Other comprehensive income:
     Foreign currency translation                      (2,445)           1,102        (3,688)          (245)
                                                    -----------    ------------    -----------    -----------

Comprehensive income                                    $2,929          $5,518         $8,183         $7,918
                                                    ===========    ============    ===========    ===========

NOTE 7--BUSINESS SEGMENTS
Sales and Income before Interest and Taxes ("IBIT") by operating segment is presented in the following table. There has been no change in the presentation basis or measurement of segment information from the prior year end. Intersegment sales are immaterial and there is no material change in segment assets since the prior year end.

                                                        Three Months Ended             Nine Months Ended
                                                     May 31,         May 31,        May 31,        May 31,
                                                    -----------    ------------    -----------    -----------
                                                       2000           1999            2000           1999
                                                    -----------    ------------    -----------    -----------
                                                                         (In thousands)

Unaffiliated customer sales:
     Process systems                                   $80,305         $88,693       $231,533       $249,708
     Energy systems                                     23,998          15,136         62,035         47,263
                                                    -----------    ------------    -----------    -----------

     Total                                            $104,303        $103,829       $293,568       $296,971
                                                    ===========    ============    ===========    ===========


IBIT:
     Process Systems                                    $9,495         $11,877        $26,531        $30,738
     Energy Systems                                      4,707           1,173          9,884          (329)
     Corporate and eliminations                        (1,925)         (2,767)        (6,365)        (6,680)
                                                    -----------    ------------    -----------    -----------

     Total                                             $12,277         $10,283        $30,050        $23,729
                                                    ===========    ============    ===========    ===========


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

PART I--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table presents the components of the Company's income statement and certain supplementary data as a percent of net sales for the three month and nine month periods of fiscal 2000 and 1999.

                                              Three Months Ended                    Nine Months Ended
                                           May 31,          May 31,             May 31,          May 31,
                                         ------------     ------------        ------------      ----------
                                            2000             1999                2000            1999
                                         ------------     ------------        ------------    ------------
Net Sales                                      100.0  %         100.0  %            100.0  %        100.0  %
Cost of sales                                   64.4             66.4                65.1            66.3
                                         ------------     ------------        ------------    ------------
Gross profit                                    35.6             33.6                34.9            33.7
Operating expenses                              21.7             21.6                22.5            22.3
                                         ------------     ------------        ------------    ------------
IBIT before amortization and other              13.9             12.0                12.4            11.4
Amortization                                     2.0              2.0                 2.1             2.0
Other                                             .1               .1                  .1             1.4
                                         ------------     ------------        ------------    ------------
IBIT                                            11.8  %           9.9  %             10.2  %          8.0  %
                                         ============     ============        ============    ============




                                              Three Months Ended                    Nine Months Ended
                                           May 31,          May 31,             May 31,          May 31,
                                         ------------     ------------        ------------    ------------
                                            2000             1999                2000            1999
                                         ------------     ------------        ------------    ------------
                                                                  (in thousands)
Segment
      Process systems:
         Sales                               $80,305          $88,693            $231,533        $249,708
         IBIT before amortization and
           other                              10,821           13,129              30,439          34,204
         %                                      13.5  %          14.8  %             13.1  %         13.7  %
         IBIT                                  9,495           11,877              26,531          30,738
         %                                      11.8  %          13.4  %             11.5  %         12.3  %

      Energy Systems:
         Sales                               $23,998          $15,136             $62,035         $47,263
         IBIT before amortization
         and   other                           5,334            1,956              11,818           5,661
         %                                      22.2  %          12.9  %             19.1  %         12.0  %
         IBIT                                  4,707            1,173               9,884           (329)
         %                                      19.6  %           7.7  %             15.9  %         (.7)  %



The Company acquired a controlling interest in Universal Glasteel Equipment ("UGE") in December 1998, Chemineer de Mexico in June 1999 and GMM Pfaudler Limited ("GMM") in July 1999 ("Acquired Businesses"). The Company owned minority portions of UGE and GMM in fiscal 1999 and their results were recorded on the equity method. The Acquired Businesses are consolidated in fiscal 2000 and only consolidated from the date of acquisition in fiscal 1999. The Acquired Businesses are all in the Company's Process Systems segment.

Net sales for the third quarter of fiscal 2000 were $104.3 million compared to $103.8 million, an increase of $.5 million or .5% from the same period of the prior year. Year to date sales of $293.6 million decreased $3.4 million or 1.1% from the same period of the prior year. The decreases in pro-forma sales from the same period of the prior year, assuming the Acquired Businesses were acquired at the beginning of fiscal 1999, were $2.8 million or 2.6% for the quarter and $14.6 million or 4.7% year to date.

The Process Systems segment had sales of $80.3 million in the third quarter of fiscal 2000 compared to $88.7 million in fiscal 1999. Third quarter pro-forma sales decreased $11.7 million, or 12.7%. Year to date sales of $231.5 million decreased $18.2 million or 7.3% from the same period of the prior year. On a pro forma basis, the Process Systems segment year to date sales decreased by $29.2 million, an 11.1% decrease. The weakening of the Euro against the US dollar had a negative translation effect on sales for the third quarter of $2.5 million and the year of $7.0 million. The decline in sales is also attributed to low levels of profitability and capital spending in the chemical industry. Finally, the weak Euro has caused selling price pressures in our UK operations which have continental European competitors. Incoming orders in this segment improved in the first nine months of fiscal 2000 to $247.3 million compared to $240.8 million in the first nine months of fiscal 1999. The improved orders are attributable to continued strength in the pharmaceutical market and some improvement in the wastewater treatment and specialty chemical markets. Backlog in this segment increased to $86 million at the end of the third quarter of fiscal 2000 from $71 million at August 31, 1999.

The Energy Systems segment had sales of $24.0 million in the third quarter of fiscal 2000 compared to $15.1 million in fiscal 1999, an increase of 58.5%. The increase in year to date sales is $14.8 million, or 31.3%. These increases reflect the impact of higher crude oil prices. This increase in oil prices has spurred an increase in exploration and production activities. Incoming orders in this segment improved to $65.9 million in the first nine months of fiscal 2000, compared to $47.3 million in the first nine months of fiscal 1999. Backlog increased to $7 million at the end of the third quarter of fiscal 2000 from $3 million at August 31, 1999.

The gross margin percentage increased from 33.6% to 35.6% for the quarter and from 33.7% to 34.9% year to date from the prior year periods. These increases are due to the higher sales volumes in the Energy Systems segment, which has higher margin products, and cost savings from the closure of the Company's Fairfield facility. Operating expenses in the third quarter were 21.7% compared to 21.6% in the third quarter of fiscal 1999. Year to date operating expenses have been reduced; however, the decrease in sales has caused operating expenses as a percent of sales to increase slightly to 22.5% from 22.3%.

The IBIT before amortization and other as a percentage of net sales in the Process Systems segment was 13.5% for the third quarter of fiscal 2000 compared to 14.8% in the third quarter of fiscal 1999 on a sales decline of $8.4 million. In addition, the negative translation effect of the weak Euro to the US dollar decreased IBIT before amortization and other $.4 million. The year to date IBIT before amortization and other in the Process Systems segment decreased slightly from 13.7% in fiscal 1999 to 13.1% in fiscal 2000 on a sales decline of $18.2 million. The negative translation effect of the weak Euro to the US dollar reduced year to date IBIT before amortization and other by $.8 million.

In the Energy Systems segment, the IBIT before amortization and other increased from 12.9% in the third quarter of fiscal 1999 to 22.2% in the third quarter of fiscal 2000. The year to date increase in IBIT before amortization and other is from 12.0% in fiscal 1999 to 19.1% in fiscal 2000. These increases are due to increased sales volumes and the cost savings from the closure of the Company's Fairfield facility.

Other expense decreased $3.9 million year to date from the prior year due to $4.9 million of plant closure and other termination costs primarily related to the closure and transfer of operations of the Fairfield, CA, manufacturing plant. Other expense in 1999 was also presented net of equity income of $.1 million and $.6 million for the third quarter and year to date, respectively. The equity income related to UGE and GMM, which are now consolidated.

Interest expense is slightly higher for the quarter due to increasing interest rates, but slightly lower on a year to date basis as cash flow from operations has been used to reduce average debt levels from the prior year.

The effective tax rate is 36.0% for third quarter and year to date fiscal 2000 compared to 34% for third quarter and year to date fiscal 1999. The increase is from a higher proportion of taxable income in higher tax rate countries and some tax carryforward benefits utilized outside the U.S in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash uses in the first nine months of fiscal 2000 were $13.6 million for capital expenditures, and $6.2 million to purchase Company stock and Convertible Subordinated Notes under the fiscal 2000 share buyback program. Cash generated from operations of $21.6 million and net revolving credit loan borrowings of $1.1 million funded these cash uses.

Cash uses in the first nine months of fiscal 1999 were $6.4 million for a loan to UPE, the Company's partner in the UGE joint venture, $4.0 million to purchase treasury stock under the Company's stock buy back program and $7.8 million for capital expenditures. Cash generated from operations of $27.2 million funded these cash uses and also was used to reduce debt by $4.6 million.

The Company expects operating cash flow to be adequate for the remainder of fiscal year 2000 operating needs, scheduled debt service, shareholder dividends and other requirements. The major cash requirement for the remainder of fiscal 2000 is planned capital expenditures of approximately $7 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

The Company started a twelve month program in October 1999 to purchase up to 3%, or about 350,000 shares or share equivalents in Convertible Subordinated Notes. As of May 31, 2000, the Company has purchased 69,700 shares for $1.3 million and $5.3 million face value of Convertible Subordinated Notes (193,651 equivalent shares) for $4.9 million.

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

PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               a)   See Index to Exhibits

               b) Reports on Form 8-K. During the quarter ended May 31, 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             ROBBINS & MYERS, INC.
                                             -----------------------------------






DATE:    JULY 10, 2000           BY          /S/ KEVIN J. BROWN
         -----------------------             -----------------------------------
                                             KEVIN J. BROWN
                                             VICE PRESIDENT & CFO
                                             (PRINCIPAL FINANCIAL OFFICER)







DATE:    JULY 10, 2000           BY          /S/ THOMAS J. SCHOCKMAN
         -----------------------             -----------------------------------
                                             THOMAS J. SCHOCKMAN
                                             CORPORATE CONTROLLER
                                             (PRINCIPAL ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS
                                -----------------

(27)      FINANCIAL DATA SCHEDULE
          27.1    Financial Data Schedule--May 31, 2000                 *

*         Filed herewith