Form 10-K405
period 2000-08-31
ROBBINS & MYERS INC
filed 2000-11-21
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20459

                                    FORM 10-K

[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year                                           Commission
Ended August 31, 2000                                       File Number 0-288
---------------------                                       -----------------

                              ROBBINS & MYERS, INC.
             (Exact name of Registrant as specified in its charter)

         OHIO                                                  31-0424220
---------------------------                                 ----------------
 (State of incorporation)                                   (I.R.S. employer
                                                         identification number)

1400 Kettering Tower, Dayton, Ohio                               45423
----------------------------------                          --------------

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

(2)      6 1/2% Convertible Subordinated Notes, Due 2003        New York

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

At the close of business on October 20, 2000

         Number of Common Shares, without
                  par value, outstanding ............................10,975,798

         Aggregate market value of Common
                  Shares, without par value, held
                  by non-affiliates of the Company.................$183,099,824


                       DOCUMENT INCORPORATED BY REFERENCE

         Robbins & Myers, Inc., Proxy Statement, dated November 8, 2000, for its Annual Meeting of Shareholders on December 13, 2000, definitive copies of the foregoing have been filed with the Commission. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

ITEM 1.  BUSINESS


BACKGROUND

         Robbins & Myers, Inc., an Ohio corporation (the "Company"), designs, manufactures and markets on a global basis high-performance, specialized fluids management products for the process industries. The Company has two business segments: Process Systems and Energy Systems. Within the Process Systems segment the Company's primary product platforms are Reactor Systems, Industrial Mixers, Industrial Pump Products and Corrosion-Resistant Products. The following table presents the percentages of total sales for each segment and product platform:

                                                   2000             1999
                                                ------------    ------------
Reactor Systems                                    45.2%            46.4%
Industrial Mixers                                  12.7             16.9
Industrial Pump Products                           15.5             15.1
Corrosion Resistant Products                        4.9              5.4
                                                  -----            -----
       Total Process Systems Segment               78.3             83.8
Energy Systems Segment                             21.7             16.2
                                                  -----            -----
                                                  100.0%           100.0%
                                                  =====            =====

         The Company has achieved a leading market share in each of its segments and product platforms. The Company believes that it is first worldwide in Reactor Systems and in progressing cavity Industrial Pump Products, and second worldwide in Industrial Mixers. In addition the Company's Energy Systems segment has leading market positions in power sections, wellhead equipment and rod guides and strong market positions in down-hole pump and closure products. The Company can provide customers with a wide array of products and systems in its Energy Systems segment. The Company also believes that its principal brand names, such as - Pfaudler(R), Moyno(R), Chemineer(R), Edlon(R) Hercules(R), Patco(R), Resun(R) and Yale(R), are well-known in the marketplace and are associated with quality products and extensive customer support, including product application engineering, state-of-the-art customer test facilities and strong aftermarket service and support.

         The Company markets its products globally to end users where the pumping, mixing, treatment, chemical processing, measurement and containment of gases, fluids and particulates are important elements in their production processes. The diverse industries with fluids management needs served by the Company's products are specialty chemical, pharmaceutical, oil and gas exploration and production, wastewater treatment, food and beverage and pulp and paper.

         The Company primarily markets specialty products which are technically engineered. Individual projects are typically custom designed and bid to the customer's specifications. Therefore, price is one basis of competition along with technical specifications and solutions, as well as quality, aftermarket support and delivery leadtime.

         The Company seeks to balance its mix of products and services and maintain overall stability in its operating results principally through increased levels of higher margin aftermarket sales, broad international presence with manufacturing facilities in twelve countries, and end user market diversification. Aftermarket sales accounted for 33% of total company sales in fiscal 2000 and 34% in fiscal 1999. Sales to non-U.S. customers were 48% in fiscal 2000 and 46% in fiscal 1999

         The Company seeks to continue to grow by (i) internal growth from the inherent growth of its end user markets, particularly longer-term, high-growth markets such as pharmaceutical, wastewater treatment, and oil and gas exploration and production, as well as new product introductions; (ii) exploiting acquisition opportunities for industry consolidation within existing markets, specifically the highly fragmented positive displacement pump and industrial mixer industries; (iii) expanding geographically, both internally and through acquisitions, into emerging markets such as the Asia-Pacific Rim, South America and Western Canada oilfields; and (iv) establishing new product lines through acquisitions of related fluids management businesses such as valves, seals, filters and grinders.

         The Company operates in two industry segments. Information concerning the Company's sales, IBIT and identifiable assets by segment and sales and identifiable assets by geographic area for the years ended August 31, 2000, 1999 and 1998 is set forth in Note 11 to the Consolidated Financial Statements included at Item 8 and is incorporated herein by reference.

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

         Reactor systems have vessels with capacities between one and 15,000 gallons, are generally custom-ordered and designed, and are often equipped with various accessories such as drives, glass-lined agitators and baffles, and instruments. A fully equipped reactor can sell for up to $300,000. The Reactor Systems business also manufactures and sells glass-lined storage vessels with capacities up to 25,000 gallons to mostly the same customers that use glass-lined reactor systems. A complete system can consist of a complete processing plant, installed or skid mounted, including a process guarantee. Complete systems that the Company provides can sell for several million dollars. In 2000, Pfaudler introduced Prosol which is a next generation mixing system. This new product opens up processing applications where a glass-lined solution may not always have been considered the first option. A summary of the Company's Reactor Systems business is as follows:


                                 End User Markets
                 -------------------------------------------------
Market                                                    % of                Major                Principal
Position         Markets                            2000 Sales          Competitors                   Brands
------------------------------------------------------------------------------------------------------------
#1               Specialty Chemicals                       48%           DeDietrich              Pfaudler(R)
                 Pharmaceutical                            42%                Thale                 Tycon(R)
                 Agri-chemicals                             5%                                Technoglass(R)
                 Other                                      5%                                        GPS(R)
                                                                                                      CRS(R)
                                                                                                      UGE(R)


         The Company believes that Pfaudler is the largest supplier of glass-lined reactor systems with DeDietrich of France being the next largest supplier. The Japanese suppliers largely supply only the Japanese market. Pfaudler manufactures its glass-lined reactor systems in seven countries, the U.S., the U.K., Germany, India, Brazil, Mexico and China. Tycon and Technoglass ("Tycon") glass-lined reactor systems are manufactured in Italy.

         While the Company has a global market share of over 50% in glass-lined reactors and storage vessels, it has a global market share of less than 10% in Reactor Systems. Expanding the market from vessels to reactor systems provides growth opportunities in products related to reactors in providing a complete system for customers.

SALES, MARKETING AND DISTRIBUTION -- Pfaudler, Tycon and Technoglass glass-lined reactor systems, storage vessels and accessories are sold directly to customers by a Company-employed direct sales force of approximately 30 persons, approximately 20 of whom are based outside the United States, and more than 30 manufacturers' representatives. Pfaudler and Tycon are particularly focused on continuing to develop preferred supplier relationships with major pharmaceutical and specialty chemical companies, as these companies continue to expand their production operations in emerging markets.

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

COMPETITION -- Pfaudler and Tycon compete principally with DeDietrich in all world markets except Japan, China and India. Pfaudler has the leading market share in glass lined reactors and vessels and installed base in all the countries in which it operates facilities. Tycon has the leading share in Italy and has a significant presence in Switzerland and Germany. DeDietrich has a dominant position in France, where its main facility is located, and a significant presence in other continental European markets and the U.S. With the establishment of a direct sales and service organization in France in 1999, Pfaudler is increasing its market share in France.

         Pfaudler is the market leader in Mexico, South America and India. In China, the Company is the 70% owner of a joint venture with a Chinese glass-lined equipment manufacturer. The joint venture has a small market share of a fragmented Chinese market, but is upgrading its products to supply Western quality glass-lined vessels to customers in China. The markets in Japan, Taiwan and Korea are largely supplied by Japanese manufacturers that sell few products to markets outside the region.

         The Company believes that it will benefit from the continued trend of high levels of capital expenditures within the pharmaceutical industry. This trend is driven by the significant industry growth rates from globalization of manufacturing facilities to service emerging markets, development of innovative drugs which often require new process facilities or retrofit of existing facilities, and expiration of patents on certain drugs which will result in greater production of generic equivalents.

INDUSTRIAL MIXERS

         Chemineer manufactures industrial mixers that range from fractional horsepower sizes to over 1,000 horsepower. Prices for mixers and agitators range from hundreds of dollars for small portable mixers to more than $1 million for large, customized mixers. A summary of the Company's Industrial Mixers business is as follows:

                                End User Markets
               --------------------------------------------
Market                                                 % of                     Major          Principal
Position       Markets                           2000 Sales               Competitors             Brands
---------------------------------------------------------------------------------------------------------
#2             Specialty Chemicals                      56%                 Lightnin'        Chemineer(R)
               Pharmaceutical                           12%                     Ekato           Kenics(R)
               Wastewater treatment                      8%                    Satake          Greerco(R)
               Pulp & Paper                              7%        Philadelphia Mixer          Prochem(R)
               Other                                    17%

         Chemineer's product line consists of top-entry, side-entry, gear-driven, belt-driven, high shear and static mixers. The Company's Industrial Mixers are used in a variety of applications, ranging from simple storage tank agitation to critical applications in polymerization and fermentation processes.

         Chemineer products include a line of high-quality turbine agitators. These gear-driven agitators are available in various sizes, a wide selection of mounting methods, and drive ranges from one to 1,000 horsepower. The Chemineer line also includes a line of fixed mounted small mixers with drive ranges from one-half to five horsepower, designed for less demanding applications, and a line of portable gear-driven and direct drive mixers, which can be clamp mounted to tanks to handle batch mixing needs. In 1999, Chemineer introduced two new agitation drive systems, the QED Plus worm gear mixer and the GT parallel shaft agitator. Chemineer also introduced the BTNS, a new mixer for the biotech market to keep pace in this growth market.

         Prochem industrial mixers are belt-driven, side-entry mixers used primarily in the pulp and paper and mineral process industries. Kenics mixers are continuous mixing and processing devices, with no moving parts, which are used in specialized static mixing and heat transfer applications. Static mixers in heat exchangers greatly increase the heat transfer process in certain applications. Greerco(R) mixers are high-shear mixers used primarily for paint, cosmetics, plastics and adhesive applications. Mixers are manufactured in Dayton, Ohio, North Andover, Massachusetts and Haverhill, Massachusetts in the U.S. and Derby, England and Mexico City, Mexico.

SALES, MARKETING AND DISTRIBUTION -- Chemineer industrial mixers are sold through regional sales offices and through a network of approximately 30 U.S. and 30 non-U.S. manufacturers' representatives. Chemineer maintains regional sales offices for such equipment in Ohio, Texas, Mexico, Canada, the U.K., Singapore, Taiwan, China and Korea.

COMPETITION -- The mixer equipment industry is highly competitive. Three companies account for a significant portion of U.S. sales, but compete with numerous smaller manufacturers. The Company believes that Chemineer's application engineering know-how, diverse products, product quality and customer support allow it to compete effectively in the market place. Chemineer is expanding its presence internationally, especially in Asia. To that end, Chemineer operates a sales office in Shanghai to establish contacts and relationships in China. Chemineer also has a majority-owned joint venture with General Resources Company of Taipei, Taiwan operating in

Singapore, Taiwan and Korea to provide sales, marketing and product engineering for the entire line of Chemineer mixers and agitators throughout East Asia.

INDUSTRIAL PUMP PRODUCTS

         Moyno manufactures and sells progressing cavity pumps and related products into the wastewater treatment, specialty chemicals, mining, oil, food and beverage, pulp and paper and general industrial end user markets. Prices range from several hundred dollars for small pumps to up to $200,000 for large pumps such as those used in wastewater treatment applications. A summary of the Company's progressing cavity Industrial Pump Products business is as follows:

                                 End User Markets
                 -------------------------------------------------
Market                                                        % of               Major                Principal
Position         Markets                                2000 Sales         Competitors                   Brands
---------------------------------------------------------------------------------------------------------------
#1               Wastewater Treatment                          30%             Netzsch                   Moyno(R)
                 Specialty Chemicals                           14%                Mono                     R&M(R)
                 Mining & Minerals                             10%                                   Tri-Phaze(R)
                 Food & Beverage                               10%
                 Pulp & Paper                                   9%
                 Oil & Gas                                      9%
                 Other                                         18%


         Progressing cavity technology involves utilizing a motor-driven, high-strength, single or multi-helix rotor within an elastomer-lined stator. The spaces between the helixes create continual cavities which enable the fluid to move from the suction end to the discharge end. The continuous seal creates positive displacement and an even flow regardless of the speed of the application. Progressing cavity pumps are versatile, as they can be positioned at any angle and can deliver flow in either direction without modification or accessories. As progressing cavity pumps have no valves, they are able to efficiently handle fluids ranging from high pressure water and shear sensitive materials to heavy, viscous, abrasive, solid-laden slurries and sludges. In 2000, Moyno introduced the Ultra Flex RM320 elastomer lining which is made of a special compound used for specific chemical resistance, has increased temperature capability and is abrasion resistant, a new pump for the fish processing industry which is specially designed to reduce fish damage, and the Moyno Tailings pump used to pump flocculated clay tailings in mining applications. Pumps are manufactured in Springfield, Ohio and there are pump assembly, sales and service centers in the U.K., Mexico and Singapore.

SALES, MARKETING AND DISTRIBUTION -- Industrial Pump Products are sold worldwide through approximately 35 U.S. and 30 non-U.S. distributors and 25 U.S. and 15 non-U.S. manufacturers' representatives. These networks are managed by five regional sales offices in the U.S., one office in the U.K., one office in Mexico and one office in Singapore.

COMPETITION -- Moyno has a large installed base and a dominant market share in the U.S., and a smaller presence in Europe and Asia. While the Company believes Moyno is the world leader in the manufacture of progressing cavity pumps, the market is competitive and includes many different types of similar equipment and several competitors, none of which is dominant. In addition, there are several other types of positive displacement pumps including gear, lobe and air-operated diaphragm pumps that compete with progressing cavity pumps in certain applications.

CORROSION-RESISTANT PRODUCTS

         Edlon-PSI manufactures and sells lined pipe and fittings, fluoropolymer coated and lined vessels for process equipment, fluoropolymer roll covers for paper machines and glass-lined reactor systems accessories. Edlon-PSI's products are used principally in the specialty chemicals, pharmaceutical and semiconductor end user markets to provide corrosion protection and high purity fluid assurance, and in the paper industry for release applications. A summary of the Company's Corrosion-Resistant Products business is as follows:


                                      End User Markets
                      -------------------------------------------------
Market                                                             % of                    Major      Principal
Position              Markets                                2000 Sales              Competitors         Brands
---------------------------------------------------------------------------------------------------------------
N/A                   Specialty Chemicals                           65%              Resistoflex        Edlon(R)
                      Electronics                                   13%                       3P          PSI(R)
                      Pulp & Paper                                   9%
                      Pharmaceutical                                 6%
                      Other                                          7%


         Edlon-PSI primarily competes by offering highly engineered products and products made for special needs that are not readily supplied by competitors. Edlon-PSI is able to compete effectively based on its extensive knowledge and application experience with fluoropolymers. In 2000, Edlon-PSI introduced newly designed storage tanks for de-ionized water and ultra pure chemicals, and expanded its range of products sold to the chip producers and wafer manufacturers in the high growth semiconductor industry. Products are made in Avondale, Pennsylvania, Charleston, West Virginia and Leven, Scotland.

SALES, MARKETING AND DISTRIBUTION -- Edlon(R) and PSI(R) products in the U.S. are sold through both a distributor network for higher volume items such as lined pipe and fittings, and a direct sales force and sales representatives for lower volume products. Outside the U.S., products are sold through sales representatives except for the U.K., where products are sold through a direct sales force.

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

These products are principally used either down a well hole or at a wellhead. A summary of the Company's Energy Systems business is as follows:


                                 End User Markets
                        --------------------------------
Market                                              % of                   Major              Principal
Position                Markets               2000 Sales             Competitors                 Brands
-------------------------------------------------------------------------------------------------------
N/A                     Oil & Gas                    91%             Halliburton               Moyno(R)
                        Other                         9%            Baker-Hughes             New Era(R)
                                                                     Weatherford               Patco(R)
                                                                         Telford               Hamer(R)
                                                                                            Hercules(R)
                                                                                              Magnum(R)
                                                                                               Resun(R)
                                                                                            Staytite(R)
                                                                                                Yale(R)

         Energy Systems sells a line of power sections and down-hole progressing cavity pumps, rod guides, wellhead products and closure products. Moyno power sections are used to drive the drill bit in horizontal and directional drilling applications, often with multiple wells drilled from a single location. Power sections utilize the same technology as is used in progressing cavity pumps. Down-hole pumps are used primarily to lift crude oil to the surface where there is not enough natural pressure and for dewatering gas wells. The largest oilfields that benefit from using downhole pumps are in Canada, the U.S., Venezuela and the Commonwealth of Independent States ("CIS"). Rod guides are placed on downhole rods used to pump oil to protect the rods and the well casings from damage during operation and to enhance the flow of fluid to the surface. Wellhead products are used at the wellhead to control the flow of oil, gas and other material from the well. Closure products are used in oil and gas pipelines to allow access to a pipeline at selected intervals. These products are manufactured in three plants in Texas and several rod guide service centers located in the U.S. and Canadian oilfields. In addition, the Company operates a facility in Belgium that relines power section stators for the European aftermarket.

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

COMPETITION -- Energy Systems is the leading manufacturer of power sections. A few potential customers have backward integrated and produce their own power sections. Energy Systems is also the leading supplier of rod guides, wellhead components and pipeline closure products and is the second leading supplier of down-hole progressing cavity pumps. While the oil and gas exploration and production marketplace is highly fragmented, Energy Systems believes that with its leading positions in these products, and with the introduction of new well drivehead products, it is positioned to be a full line supplier with the capability to provide customers with complete system sourcing.

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


BACKLOG

         At August 31, 2000 and 1999, the Company's order backlog was $80.5 million and $74.3 million respectively. Within the next twelve months the Company expects to ship all of its backlog. Sales of the Company's products are not subject to material seasonal fluctuations.


CUSTOMERS

         Sales are not concentrated with any customer, as no customer represented more than 5% of sales in fiscal years 2000, 1999 or 1998.


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

         During fiscal 2000, the Company spent approximately $1.8 million on research and development activities compared to $2.2 million in fiscal 1999 and $2.0 million in fiscal 1998.

         Compliance with federal, state and local laws regulating the discharge of materials into the environment is not anticipated to have any material effect upon the capital expenditures, earnings or competitive position of the Company.

         At August 31, 2000, the Company had 3,284 employees, which included approximately 700 at majority-owned joint ventures. Approximately 900 of these employees were covered by collective bargaining agreements at various locations. In fiscal year 2001, the company has no labor contracts expiring. A labor agreement was reached with the employees of the Chemineer facility in October 2000 and extends to March of 2004. The Company considers labor relations at each of its locations to be good.

ITEM 2.  PROPERTIES

FACILITIES

         The Company's executive offices are located in Dayton, Ohio. The executive offices are leased and occupy approximately 10,000 square feet. Set forth below is certain information relating to the Company's principal operating facilities.

                                            SQUARE            PRODUCTS MANUFACTURED OR
LOCATION                                   FOOTAGE            OTHER USE OF FACILITY
-------------------------------------------------------------------------------------------------------------------
NORTH AND SOUTH AMERICA:
Rochester, New York                        500,000            Reactor Systems
Springfield, Ohio                          275,000            Industrial Pump Products
Dayton, Ohio                               160,000            Industrial Mixers
Borger, Texas                              115,000            Wellhead products for Energy Systems
Willis, Texas                              110,000            Down-hole pumps and power sections for Energy Systems
Mexico City, Mexico                        110,000            Reactor Systems
Taubate, Brazil                            100,000            Reactor Systems
Charleston, West Virginia                  100,000            Corrosion-Resistant Products
Tomball, Texas                              75,000            Valves and closures for Energy Systems
Avondale, Pennsylvania                      50,000            Corrosion-Resistant Products
North Andover, Massachusetts                30,000  (1)       Industrial Mixers
Sao Jose Dos Campos, Brazil                 30,000            Reactor Systems
Edmonton, Alberta, Canada                25,000 to  (2)       Energy Systems, including two service centers
  2 plants                             30,000 each  (1)
Mexico City, Mexico                         20,000  (1) (3)   Industrial Mixers
Haverhill, Massachusetts                    10,000  (1)       Industrial Mixers
Rochester, New York                         10,000  (1)       Reactor Systems

EUROPE:
Schwetzingen, Germany                      400,000            Reactor Systems
Leven, Scotland                            240,000            Reactor Systems and Corrosion-Resistant Products
Quarto D'Altino, Italy                     120,000            Reactor Systems
San Dona di Piave, Italy                    90,000            Reactor Systems
Bilston, England                            50,000            Reactor Systems
Derby, England                              20,000  (1)       Industrial Mixers
Petit-Rechain, Belgium                      15,000            Power sections for Energy Systems
Kearsley, England                           15,000            Reactor Systems
Bolton, England                             15,000            Reactor Systems
Southampton, England                        10,000  (1)       Industrial Pump Products

ASIA:
Gujurat, India                             350,000  (4)       Reactor Systems
Suzhou, China                              150,000  (5)       Reactor Systems
Singapore                                    5,000  (1)       Industrial Pump Products


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

(3)      Facility of a 67%-owned subsidiary.

(4)      Facility of a 51%-owned subsidiary.

(5)      Facility of a 70%-owned subsidiary.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is presently not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Maynard H. Murch IV, age 56, has been Chairman of the Board of the Company since July, 1979 and a director of the Company since 1977. Mr. Murch is also President and Chief Executive Officer of Maynard H. Murch Co., Inc. (investments), which is managing general partner of M.H.M. & Co., Ltd. (investments). Mr. Murch is also Vice President (since June, 1976) of Parker/Hunter Incorporated (dealer in securities), a successor firm to Murch and Co., Inc., a securities firm which Mr. Murch had been associated with since 1968.

         Gerald L. Connelly, age 59, has been President and Chief Executive Officer of the Company since January 1, 1999. Previously he was Executive Vice President and Chief Operating Officer of the Company, having been elected to that position on May 1, 1996. He is also President of Pfaudler, Inc. He was President of the Process Industries Group of Eagle Industries, Inc. from 1993 until joining the Company. Previously, he served as President of Pulsafeeder, Inc. (metering pumps) for ten years.

         Kevin J. Brown, age 42, has been Vice-President and Chief Financial Officer of the Company since January 1, 2000. Previously he was Controller and Chief Accounting Officer of the Company since December 12, 1995. Prior to joining the Company he was employed by the accounting firm of Ernst & Young LLP for fifteen years.

         Hugh E. Becker, age 62, has been Vice President, Investor Relations and Human Resources of the Company since December 9, 1998. From 1996 to 1998 he was Senior Director, Investor Relations and Human Resources. Previously he held various investor relations and human resource positions for the Company since 1980.

         Milton M. Hernandez, age 44, has been Vice-President, Business Development of the Company since April 4, 2000. Most recently he was Managing Director-Argentina and Bolivia, Mobil Oil Corporation. Prior to that he was Vice-President, Business Development Latin America, Spain and Portugal and he also held a variety of positions in Corporate Planning and Marketing for Mobil Chemical as well as Mobil Oil.

         Thomas J. Schockman, age 36, has been Corporate Controller and Chief Accounting Officer of the Company since March 22, 2000. Prior to joining the Company, he was employed as Controller at Spinnaker Coating, Inc. for three years and the accounting firm of Ernst & Young LLP for ten years.

         Albert L. Raiteri, age 59, has been Treasurer of the Company since December 9, 1998. He has held various positions in finance and accounting for the Company since 1972.

         Joseph M. Rigot, age 57, has been Secretary and General Counsel of the Company since 1990. He is a partner with the law firm of Thompson Hine & Flory LLP Dayton, Ohio.

         The term of office of all executive officers of the Company is until the next Annual Meeting of Directors (December 13, 2000) or until their respective successors are elected.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         (A) The Company's common shares trade on the New York Stock Exchange under the symbol RBN. The prices presented in the following table are the high and low sales prices for the common shares for the periods presented.

                                                                             Dividends
                                   High                   Low                     Paid
                                ------------------------------------------------------
Fiscal 2000
-----------
1st Quarter                      $23.06                $15.19                    $.055
2nd Quarter                       23.50                 18.88                     .055
3rd Quarter                       24.50                 19.38                     .055
4th Quarter                       23.88                 20.25                     .055

Fiscal 1999
-----------
1st Quarter                      $25.25                $17.63                    $.055
2nd Quarter                       23.13                 16.50                     .055
3rd Quarter                       25.25                 15.69                     .055
4th Quarter                       25.88                 20.75                     .055



         (B) As of October 20, 2000, the Company had approximately 529 shareholders of record. Based on requests from brokers and other nominees, the Company estimates there are approximately an additional 2,403 shareholders.

         (C) Dividends paid on common shares are presented in the table in Item 5(A). The Company's credit agreements include certain covenants which restrict the Company's payment of dividends. The amount of cash dividends plus stock repurchases the Company may incur in each fiscal year is restricted to the greater of $2,500,000 or 50% of the Company's net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year. For purposes of this test, stock repurchases related to stock option exercises or in connection with withholding taxes due under any stock plan in which employees or directors participate are not included. Under this formula, such cash dividends and treasury stock purchases in fiscal 2001 are limited to $7,478,000.

ITEM 6.  SELECTED FINANCIAL DATA


SELECTED FINANCIAL DATA (1)
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except per share, shareholder and employee data)


                       5 Year Average Growth          2000          1999           1998          1997          1996            1995
                       ---------------------    ----------    ----------    -----------   -----------   -----------     -----------
Operating Results
   Orders                                4.3%     $412,948      $373,135       $416,989      $375,042      $353,462        $334,931
   Ending backlog                                   80,484        74,330         96,022       110,078       109,921         107,423
   Sales                                 6.1       406,714       400,142        436,474       385,663       350,964         302,952
   Gross profit                          6.7       140,234       136,166        158,713       138,781       119,030         101,304
   IBITDA (2, 3)                        11.9        67,942        57,809         83,658        65,484        53,332          38,721
   IBIT (2)                             10.6        43,572        33,288         60,142        49,521        39,455          26,320
   Net income (2)                        6.5        18,056        11,849         31,230        28,866        19,525          13,157

   Amortization                                      8,077         7,660          7,670         5,170         4,495           3,852
   Depreciation                                     16,293        16,861         15,846        10,793         9,382           8,549
   Capital expenditures, net                        19,842        11,612         23,020        22,071        16,453          10,133
Financial Condition
   Total assets                                   $495,679      $493,852       $501,008      $372,354      $300,340        $270,407
   Total debt                                      177,864       191,272        206,242       116,083        73,533          67,901
   Shareholders' equity                            167,182       154,226        150,763       124,475        91,437          69,939
   Total capitalization                            345,046       345,498        357,005       240,558       164,970         137,840
Performance Statistics
   Percent of sales:
     Gross profit                                     34.5%         34.0%          36.4%         36.0%         33.9%           33.4%
     IBIT (2)                                         10.7           8.3           13.8          12.8          11.2             8.7
   Debt as a % of total
     capitalization                                   51.5          55.4           57.8          48.3          44.6            49.3
   IBIT return on average net assets                  12.6           9.3           16.7          21.7          24.7            18.5
   Net income return on avg. equity                   11.2           7.8           22.7          26.7          25.2            18.6
Per Share Data
   Net income per share, diluted (2)     4.5%     $   1.53      $   1.06       $   2.43      $   2.29      $   1.77        $   1.23
   Dividends declared                    8.0          0.22          0.22          0.215         0.194         0.169            0.15
   Market price of common stock:
     High                                         $  24.50      $  25.88       $  40.50      $  36.75      $  26.50        $  14.38
     Low                                             15.19         15.69          23.00         20.00         13.63            8.25
     Close                              11.7%        23.88         23.50          23.75         32.63         22.00           13.72
   P/E ratio at August 31, diluted                    15.6          22.2            9.8          14.4          12.5            11.3
Other Data
    Free cash flow (4)                            $ 16,198      $ 27,851       $ 25,554      $ 13,175      $ 15,607        $ 22,844
    Enterprise value (5)                16.3%      439,493       448,385        468,015       472,989       306,667         206,925
    Shares outstanding at year end                  10,956        10,941         11,022        10,938        10,597          10,133
    Average diluted shares (6)                      13,416        13,535         13,906        13,625        11,046          10,738
    Number of shareholders (7)                       2,932         3,256          3,326         2,723         1,632           1,520
    Number of employees                              3,284         3,244          3,071         2,947         2,459           2,337

Notes to Selected Financial Data

(1) 1999 reflects the acquisitions of a controlling interest in Universal Glasteel Equipment, Chemineer de Mexico and GMM Pfaudler Limited, 1998 reflects the acquisitions of Flow Control Equipment, Inc. and Technoglass S.r.L. and 1997 reflects the acquisitions of Process Supply Inc., Spectrum Products, Inc., Greerco and Industrie Tycon, S.p.A., as discussed in the Business Acquisitions note. 1995 reflects the acquisition of Pharaoh and Cannon.

(2) Fiscal 1999, includes charges of $4,769,000 primarily for the closure of the Company's Fairfield California Manufacturing Facility, and one time severance and early retirement costs of $1,600,000. Fiscal 2000, includes charges of $409,000 relating to the closure of the Fairfield Facility, a gain of $918,000 relating to the sale of the Fairfield Facility and a charge of $500,000 related to Universal Glasteel Equipment, Inc. These special items increased fiscal 2000 net income by $6,000 ($0.00 per share) and reduced fiscal 1999 net income by $4,204,000 ($0.31 per share).

(3) IBITDA represents the sum of income before interest and taxes and depreciation and amortization. IBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income as a measure of the Company's operating results.

(4) Free Cash Flow represents net cash and cash equivalents provided by operating activities less capital expenditures. Free Cash Flow is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, and should not be considered as an alternative to cash flows as a measure of the Company's liquidity.

(5) Market capitalization of shares outstanding at year end plus total debt.

(6) 2000 reflects an additional 2,297,000 shares and 1999, 1998 and 1997 reflect an additional 2,385,000 shares related to the convertible note issuance. 1995 is adjusted to reflect the 2 for 1 Stock split effective July 31, 1996.

(7) As of September 1, 2000, the Company had 529 shareholders of record. Based on requests from brokers and other nominees, the Company estimates there are an additional 2,403 shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company seeks to balance its mix of products and services and maintain overall stability in its operating results principally through increased levels of aftermarket sales, increased non-U.S. sales and end market diversification. Aftermarket sales accounted for 33% of total Company sales in fiscal 2000, 34% in fiscal 1999 and 32% in fiscal 1998. Sales to non-U.S. customers were 48% in fiscal 2000, 46% in fiscal 1999 and 47% in fiscal 1998 of total Company sales. The Company's primary markets are specialty chemicals, pharmaceuticals, oil and gas exploration and production, wastewater treatment and food and beverage.

         In fiscal 1999, the Company acquired a controlling interest in Universal Glasteel Equipment in December 1998, Chemineer de Mexico in June 1999 and GMM Pfaudler Limited in July 1999. These acquisitions are in the Company's Process Systems business segment. The total cost of the fiscal 1999 acquisitions was $5.3 million in cash. These acquisitions accounted for $2.3 million of sales and $0.3 million of IBIT in fiscal 1999. In fiscal 1998, the Company purchased Flow Control Equipment, Inc. ("FCE") and Technoglass, S.r.L. ("Technoglass") in December 1997. FCE is in the Energy Systems segment and Technoglass is in the Process Systems segment. The total cost of the fiscal 1998 acquisitions was $117.4 million in cash, notes and assumed debt ($114.1 million after application of available FCE cash at closing). These acquisitions accounted for $41.0 million of sales and $6.6 million of IBIT in fiscal 1998.

         The Company recorded special items in fiscal 2000 and 1999 which impact the comparability of certain information. The special items in fiscal 2000 and 1999 were as follows:

                                                          IBIT Impact
                                          --------------------------------------------
                                             Process           Energy                               Net             Net Income
                                             Systems           Systems            Total             Income          Per Share
                                             -------           -------           -------           --------         ----------
                                                                (In thousands except per share)
2000
----
Plant closure costs                          $     0           $  (409)          $  (409)          $  (266)          $   (.02)
Gain on sale of building                           0               918               918               597                .04
UGE long-term receivable write-down             (500)                0              (500)             (325)              (.02)
                                             -------           -------           -------           -------           --------
                                             $  (500)          $   509           $     9           $     6           $    .00
                                             =======           =======           =======           =======           ========
1999
----
Plant closure costs                          $     0           $(4,769)          $(4,769)          $(3,148)          $   (.23)
Termination costs                             (1,200)                0            (1,600)           (1,056)              (.08)
                                             -------           -------           -------           -------           --------
                                             $(1,200)          $(4,769)          $(6,369)          $(4,204)          $   (.31)
                                             =======           =======           =======           =======           ========

         In the fourth quarter of fiscal 2000, the Company recorded a charge of $.5 million to reduce a long-term receivable related to Universal Glasteel Equipment ("UGE"), which is 50% owned by the Company and 50% owned by Universal Process Equipment, Inc. ("UPE"). The charge is due to weakness in the used glass-lined reactor and storage vessel markets served by UGE.

         In fiscal 1999, due to the downturn in the Company's Energy Systems business segment the Company analyzed its capacity requirements for these products. As a result, on February 10, 1999, the Company recorded a charge of $4.2 million for the closure and relocation of the Company's Fairfield, California, manufacturing operations. The facility manufactured power sections and down-hole pumps. Production was transferred to the Company's manufacturing facility near Houston, Texas, which manufactures similar products. The closure and relocation consolidated all power section and down-hole pump manufacturing into one facility and is expected to result in annual savings of approximately $1.5 million when fully complete. The transfer of manufacturing was completed by March 31, 2000. The Fairfield facility was sold in July 2000 resulting in a pretax gain of $.9 million. Certain machinery and equipment was also sold in fiscal 2000 at amounts approximating the written down estimated fair values. The $4.2 million charge was composed of the following:

                                                                                       (In thousands)
                                                                                       --------------
Asset write-downs:
   Land and building to be sold, $800 estimated fair value                                $  600
   Machinery and equipment to be scrapped, $200 estimated fair value                         800
                                                                                          ------
          Total asset write-downs                                                          1,400
Exit costs:
   Employee related costs:
       Severance, 50 Fairfield employees                                                     300
       Pay to stay costs and other employee costs                                            500
   Environmental costs related to closure of facility                                      1,300
   Holding costs of land and building until sold and other                                   700
                                                                                          ------
          Total exit costs                                                                 2,800
                                                                                          ------
                                                                                          $4,200
                                                                                          ======

The asset write-downs were determined based on recent sales of similar assets.

Following is a progression of the exit cost liabilities related to the Fairfield plant closure:

                                        Employee                                   Holding
                                         related         Environmental           and other            Total
                                        --------------------------------------------------------------------
                                                                       (In thousands)

Liability recorded Feb 1999             $   800                $ 1,300             $   700          $ 2,800
Payments made                               (72)                   (53)               (402)            (527)
                                        -------                -------             -------          -------
Liability at August 31, 1999                728                  1,247                 298            2,273
Payments made                              (780)                  (411)               (246)          (1,437)
Change in estimate                           52                      0                 (52)               0
                                        -------                -------             -------          -------

Liability at August 31, 2000            $     0                $   836             $     0          $   836
                                        =======                =======             =======          =======

         Due to the ongoing monitoring requirements, the remaining liability for environmental costs is expected to be paid over a period of five to ten years.

         The Company incurred additional expenses relating to the Fairfield plant closure of $.4 million in fiscal 2000 and $.6 million in fiscal 1999. These costs were for employee transfers, equipment relocation and training of new employees at the Texas facility.

         In the second quarter of fiscal 1999 the Company recorded termination costs of $.4 million unrelated to the closure of the Fairfield facility. In the fourth quarter of fiscal 1999 the Company recorded an additional $1.2 million in severance and early retirement benefit costs to reduce its overhead cost structure, primarily at its Moyno and Chemineer business units. The reduction in employment levels at Chemineer was due to lower sales resulting from lower capital spending within the specialty chemical market served by Chemineer. The reduction in employment at Moyno was due to process changes within the manufacturing operations and a reduction in the overhead cost structure. These changes will reduce operating costs by approximately $1.2 million annually and position these business units to achieve long-term profitability targets. All of these benefits have been paid as of August 31, 2000 with no changes in estimates made.

Results of Operations

The following tables present components of the Company's consolidated income statement and segment information.

CONSOLIDATED              2000            1999            1998
                      --------        --------        --------
Sales                    100.0 %         100.0 %         100.0 %
Cost of sales             65.5            66.0            63.6
                         -----           -----           -----
Gross profit              34.5            34.0            36.4
SG&A expenses             21.8            22.3            21.4
Amortization               2.0             1.9             1.8
Other                      0.0             1.5            (0.6)
                         -----           -----           -----
IBIT                      10.7 %           8.3 %          13.8 %
                         =====           =====           =====


BY SEGMENT                   2000                1999                1998
                           --------            --------            --------
                                           (In thousands)
Process Systems
   Sales                   $318,569            $335,648            $355,411
   IBIT                      36,455              42,001              49,502
   IBIT %                      11.4 %              12.5 %              13.9 %

Energy Systems
   Sales                   $ 88,145            $ 64,494            $ 81,063
   IBIT                      16,130               1,097              20,089
   IBIT %                      18.3 %               1.7 %              24.8 %

Total
   Sales                   $406,714            $400,142            $436,474
   IBIT                      43,572              33,288              60,142

FISCAL 2000 COMPARED TO FISCAL 1999 - Sales of $406.7 million for fiscal 2000 were $6.6 million higher than fiscal 1999, a 1.6% increase. Pro forma sales, assuming all of the businesses owned at August 31, 2000, were owned for all of fiscal 2000 and fiscal 1999 decreased by $6.1 million or 1.5%.

         The Process Systems segment had sales of $318.6 million in fiscal 2000 compared to $335.6 million in fiscal 1999. On a pro forma basis, the Process Systems segment sales decreased by $28.3 million, an 8.1% decrease. The weakening of the euro and to a lesser extent the British pound, had a negative translation effect on sales for the year of $10.1 million. The remaining decline in sales is attributed to low levels of profitability and capital spending in the chemical process industry, and the weak euro causing selling price pressures in the Company's UK operations which have continental European competitors. Order levels have been slightly higher than sales resulting in backlog increasing to $72.8 million from $70.9 million at the beginning of fiscal 2000. The Process Systems segment is a long lead time business, and this low level of opening backlog signals a slower first half of fiscal 2001 than the last half of fiscal 2000 for this segment.

         The Energy Systems segment sales were $88.1 million in fiscal 2000 compared to $64.5 million in fiscal 1999. The increase in fiscal 2000 sales is $23.6 million, or 36.7%. The increase in oil prices has spurred an increase in oil exploration and production activities. Incoming orders in this segment have also been strong increasing the backlog to $7.6 million from $3.4 million at the beginning of fiscal 2000.

         Gross profit margins have increased to 34.5% in fiscal 2000 from 34.0% in fiscal 1999. Gross profit margins increased 2% due to higher sales volumes in the Energy Systems segment, which has higher gross margin products. Offsetting this is lower gross margins in the Process Systems segment due to the lower sales and production volumes and a change in sales mix.

         IBIT for fiscal 2000 is $43.6 million compared to $33.3 million in fiscal 1999, an increase of $10.3 million or 30.9%. Excluding the effects of the special items previously mentioned, the 2000 IBIT would be $43.6 million and the 1999 IBIT would be $39.7 million. This increase is primarily in the Company's Energy Systems segment. Excluding the effects of special items, the Energy Systems fiscal 2000 IBIT was $15.6 million compared to $5.9 million in fiscal 1999, an increase of $9.7 million or 164.4%. The increase in IBIT is due to the sales volume increase. The benefit of the cost reductions from closing the Fairfield facility will not be realized until fiscal 2001. In the Process Systems segment IBIT before special items was $37.0 million in fiscal 2000 and $43.2 million in fiscal 1999, a decrease of $6.2 million or 14.4%. The weakening European currencies against the dollar resulted in decreased IBIT of $1.2 million in fiscal 2000. Approximately $3.0 million of the decline can be attributed to large system projects in the Reactor Systems product platform with lower than historical margins. The remaining decline is due to lower sales volumes in the Industrial Mixers product platform.

         Interest expense decreased to $13.5 million in fiscal 2000 from $13.8 million in fiscal 1999. The decrease is from lower average debt levels in fiscal 2000 offset slightly by higher interest rates during fiscal 2000. The Company's effective interest rate was 7.2% in fiscal 2000 and 6.7% in fiscal 1999.

         The effective tax rate was 35.0% in fiscal 2000 and 34.0% in fiscal 1999. The fiscal 2000 tax rate is higher due to a higher proportion of taxable income in higher tax rate countries, and some tax carryforward benefits utilized outside the U.S. in fiscal 1999. Additionally, the Company generates a tax benefit from its Foreign Sales Corporation. Net deferred income tax assets of $8.9 million at August 31, 2000 primarily relate to U.S. operations. Available carrybacks and future pretax income at current levels would be sufficient to realize these assets.

         Net income and net income per share in fiscal 2000 are $18.1 million and $1.53 compared to $11.8 million and $1.06 in fiscal 1999. Excluding the effect of the special items mentioned previously, the fiscal 1999 net income and net income per share would have been higher by $4.2 million and $0.31 respectively. The remaining increase was primarily from the sales increase in the Energy Systems segment.

FISCAL 1999 COMPARED TO FISCAL 1998 - Sales of $400.1 million for fiscal 1999 were $36.3 million lower than fiscal 1998, an 8.3% decrease. Pro forma sales, assuming all of the businesses owned at August 31, 1999, were owned for all of fiscal 1999 and fiscal 1998 decreased by $66.8 million or 13.8%.

         The Process Systems segment had sales of $335.6 million in fiscal 1999 compared to $355.4 million in fiscal 1998. On a pro forma basis, the Process Systems segment sales decreased by $31.6 million, an 8.3% decrease. This decrease was primarily driven by weak market demand in the specialty chemical market. Capital spending in this market has been reduced as operating rates and profitability levels have been weak. Order levels have declined faster than sales resulting in backlog decreasing to $70.9 million from $93.0 million at the beginning of fiscal 1999.

         The Energy Systems segment was dramatically influenced by the decrease in crude oil prices in fiscal 1998 and 1999, reaching a low of $10.35 a barrel in early fiscal 1999 from price levels that were $18.00 - $22.00 per barrel for several years. Oil exploration was significantly reduced and marginal wells were shut down. As a result, the Company's Energy Systems segment sales were $64.5 million in fiscal 1999 compared to $81.1 million in fiscal 1998. On a pro forma basis sales decreased by $35.2 million, a 35.3% decrease. Late in fiscal 1999 crude oil prices recovered to the $22.00 per barrel level and the Company has seen a modest increase in order levels. Longer term stability in crude oil prices is needed before there is a full recovery in this market. This segment is a short lead time business and backlog levels have increased slightly to $3.4 million from $3.0 million at the beginning of fiscal 1999.

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

         IBIT before special items for fiscal 1999 was $39.7 million compared to $60.1 million in fiscal 1998, a decrease of $20.4 million or 33.9%. This decrease is primarily in the Company's Energy Systems segment which declined from $20.1 million in fiscal 1998 to $5.9 million in fiscal 1999, on a sales decline of $16.6 million. Costs to support products in this segment are of a high fixed cost nature. Therefore, the cost structure cannot be adjusted quickly when sales decline rapidly. As previously mentioned, the Company closed its Fairfield, California, manufacturing facility and consolidated management. However, these actions did not significantly benefit fiscal 1999. Fiscal 2000 saw some of the cost benefits with the full impact coming in fiscal 2001. The anticipated benefits of approximately $1.5 million annually will not be fully realized until 2001 because the Fairfield plant continued to operate until March 2000. In the Process Systems segment IBIT before special items decreased $6.3 million on a sales decline of $19.8 million and as a percent of sales decreased from 13.9% to 12.9%. This level of volume decrease is more manageable and variable costs, primarily employment levels and variable pay plans, were adjusted to the lower volume levels minimizing the effect on IBIT before special items.

         Interest expense increased to $13.8 million in fiscal 1999 from $12.8 million in fiscal 1998. The increase was from higher average debt levels in fiscal 1999 primarily because the $106.0 million spent for FCE was outstanding all of fiscal 1999 and only a portion of fiscal 1998. The Company's effective interest rate was 6.7% for both fiscal 1999 and fiscal 1998.

         The effective tax rate was 34.0% for both fiscal 1999 and fiscal 1998. The fiscal 1999 rate was lower than the statutory rate because of a reduction in valuation allowances for deferred tax assets in countries outside the U.S. Taxable income was generated in these countries justifying the reduction of these allowances. Additionally, the Company generated a tax benefit from its Foreign Sales Corporation. Net deferred income tax assets of $5.4 million at August 31, 1999 primarily relate to U.S. operations. Available carrybacks and future pretax income at current levels would be sufficient to realize these assets.

         Net income and net income per share for fiscal 1999 are $11.8 million and $1.06 compared to $31.2 million and $2.43 in fiscal 1998. Excluding the effect of the special items, net income and net income per share would have been higher by $4.2 million and $0.31 respectively. The remaining decrease was primarily from the decline in the Energy Systems segment and to a lesser degree the decline in the Process Systems segment and slightly higher interest costs, as discussed above.

Liquidity and Capital Resources

The Company's significant cash needs expected for fiscal 2001 are planned capital expenditures of $18.2 million. The Company expects cash flow from operating activities to be adequate for these needs. At August 31, 2000, the Company has available borrowings of $95.0 million under it's Bank Credit Agreement ("the Agreement"). The Company's long-term liquidity requirements will be satisfied by cash flow from current operations and acquisitions, available borrowings under the existing Agreement or a new Bank Credit facility negotiated at the expiration of the current Agreement in November 2002, or additional funds raised through capital markets. There are no significant restrictions on the Company's ability to transfer funds from its non-U.S. subsidiaries to the Company.

         The Company started a program in October 1999 to purchase up to 3%, or approximately 350,000 shares or share equivalents in Convertible Subordinated Notes for an amount not to exceed $6.5 million. As of August 31, 2000 the program has been completed with the Company having purchased 77,085 shares for $1.3 million and Convertible Subordinated Notes (194,826 equivalent shares) for $4.9 million.

         In fiscal 2000 cash flow from operating activities was $36.0 million. This cash was primarily used for $5.6 million of net debt repayments, $19.8 million for capital expenditures, $6.2 million for the 1999 share and Convertible Subordinated Notes repurchase program and $2.4 million for the dividends.

         In fiscal 2000 free cash flow, cash provided by operations less capital expenditures, was $16.2 million, a decrease of $11.7 million from fiscal 1999. Capital expenditures were $8.2 million higher in fiscal 2000. Capital expenditures are related to additional production capacity, cost reductions and replacement items. The remaining decrease in free cash flow is due to higher working capital requirements caused by higher fiscal year 2000 fourth quarter sales, and higher sales backlog levels at year end.

Forward-looking Statements

This Annual Report contains "Forward-looking Statements". All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including statements related to growth, operating margin performance, earnings per share or statements expressing general opinions about future operating results, are forward-looking statements.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company maintains operations in the United States, Canada, Mexico, Brazil, Belgium, Germany, Italy, the United Kingdom, Singapore and joint ventures in China, India and Taiwan. In its normal operations the Company has market risk exposure to foreign exchange rates. As a result of the Company's global operations, it has assets, liabilities and cash flows in currencies other than U.S. dollars. The Company's significant non-U.S. operations have their local currencies as their functional currency and primarily buy and sell using that same currency. The Company manages its exposure to its net assets and cash flows in currencies other than U.S. dollars by minimizing its non-U.S. dollar net asset positions. The Company also enters into hedging transactions, primarily currency swaps under established policies and guidelines, that enable it to mitigate the potential adverse impact of foreign exchange rate risk. The Company does not engage in trading or other speculative activities with these transactions, as established policies require that such hedging transactions relate to specific currency exposures.

         The Company's main foreign exchange rate exposures relate to assets, liabilities and cash flows denominated in British pounds, European euro and Canadian dollars and the general economic exposure that fluctuations in these currencies could have on the dollar value of future non-U.S. cash flows. To illustrate the potential impact of changes in foreign currency exchange rates on the Company as of August 31, 2000, the Company's net unhedged exposures in each currency were remeasured assuming a 10% decrease in foreign exchange rates compared to the U.S. dollar. Using this method the Company's IBIT and cash flow from operations for fiscal 2000 would have decreased by $1.5 million and $1.0 million, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes may also affect the volume of sales or the foreign currency sales prices as competitor's products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not include any effects of such potential changes in sales levels or local currency prices.

         The Company also has market risk exposure to interest rates. At August 31, 2000, the Company has $177.9 million in interest bearing debt obligations that are subject to market risk exposure due to changes in interest rates. To manage its exposure to changes in interest rates, the Company attempts to maintain a balance between fixed and variable rate debt. Such a balance in the debt profile is expected to moderate the Company's financing cost over time. If long-term corporate interest rates were to drop substantially, the Company is limited in its ability to refinance its fixed rate debt. However, the Company does have the ability to change the characteristics of its fixed rate debt to variable rate debt through interest rate swaps to achieve its objective of balance. No such interest rate swaps are outstanding at August 31, 2000.

         At August 31, 2000, $164.8 million of the outstanding debt is at fixed rates with a weighted average interest rate of 6.78% and $13.1 million is at variable rates with a weighted average interest rate of 5.62%. The estimated fair value of the Company's total debt at August 31, 2000, is approximately $173.0 million. The following table presents the aggregate maturities and related weighted average interest rates of the Company's debt obligations at August 31, 2000, by maturity dates ($ in thousands):

                          U. S. Dollar                  U. S. Dollar                 Italian Lira
                           Fixed Rate                  Variable Rate                 Variable Rate
                    -------------------------     -------------------------    --------------------------
Maturity
Date                      Amount        Rate           Amount         Rate          Amount          Rate
                    -------------  ----------     ------------   ----------    ------------   -----------
2001                      $  181        9.50 %         $1,160         8.25 %
2002                         472       12.76
2003                       1,164       12.76                                       $11,925          5.36 %
2004                      60,834        6.52
2005                         728        8.94
Thereafter               101,400        6.82
                        --------       -----           ------       ------         -------        ------
Total                   $164,779        6.78 %         $1,160         8.25 %       $11,925          5.36 %
                        ========       =====           ======       ======         =======        ======
Fair value              $159,915                       $1,160                      $11,925
                        ========                       ======                      =======

         The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and The Securities Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition. These pronouncements are not required to be adopted by the Company until its fiscal year 2001. The Company anticipates no material impact from adopting these pronouncements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEET
Robbins & Myers, Inc. and Subsidiaries
($ in thousands)

                                                                          August 31,
                                                                  2000                 1999
                                                               ---------             ---------
ASSETS
Current Assets:
      Cash and cash equivalents                                $  11,244             $   8,901
      Accounts receivable                                         80,872                74,900
      Inventories                                                 60,096                53,747
      Other current assets                                         7,189                12,824
      Deferred taxes                                               7,482                 5,470
                                                               ---------             ---------
          Total Current Assets                                   166,883               155,842
Goodwill                                                         187,382               195,294
Other Intangible Assets                                           16,937                18,806
Deferred Taxes                                                     1,398                     0
Other Assets                                                       7,675                 6,641
Property, Plant and Equipment                                    115,404               117,269
                                                               ---------             ---------
                                                               $ 495,679             $ 493,852
                                                               =========             =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable                                         $  33,467             $  27,949
      Accrued expenses                                            56,481                54,935
      Current portion of long-term debt                            1,341                   121
                                                               ---------             ---------
          Total Current Liabilities                               91,289                83,005
Long-Term Debt - Less Current Portion                            176,523               191,151
Other Long-Term Liabilities                                       53,134                58,518
Minority Interest                                                  7,551                 6,952

Shareholders' Equity:
      Common stock-without par value:
          Authorized shares-40,000,000
          Issued shares-11,225,950 in 2000 and 1999               33,586                33,968
          Treasury shares-269,499 (284,746 in 1999)               (5,792)               (6,500)
      Retained earnings                                          147,664               132,015
      Accumulated other comprehensive (loss):
          Foreign currency translation                            (8,145)               (2,946)
          Minimum pension liability                                 (131)               (2,311)
                                                               ---------             ---------
               Total                                              (8,276)               (5,257)
                                                               ---------             ---------
                                                                 167,182               154,226
                                                               ---------             ---------
                                                               $ 495,679             $ 493,852
                                                               =========             =========


See Notes to Consolidated Financial Statements

CONSOLIDATED SHAREHOLDERS' EQUITY STATEMENT
Robbins & Myers, Inc. and Subsidiaries
($ in thousands, except share data)

                                                                                                     Accumulated
                                                                                                        Other
                                                           Common       Treasury      Retained      Comprehensive
                                                           Shares        Shares       Earnings      Income (Loss)        Total
                                                        -------------  ------------  ------------   -------------    --------------

Balance at September 1, 1997                          $ 32,020         $ (2,211)        $ 93,735        $    931         $124,475
    Net income                                                                            31,230                           31,230
    Change in foreign currency translation                                                                (3,041)          (3,041)
    Change in minimum pension liability                                                                     (570)            (570)
                                                                                                                         --------
    Comprehensive income                                                                                                   27,619
    Cash dividends declared, $0.215 per share                                             (2,385)                          (2,385)
    Stock options exercised, 165,800 shares                774              787                                             1,561
    Proceeds from share sales, 34,632 shares               635              532                                             1,167
    Performance stock award expense                        581                                                                581
    Performance stock issuances, 15,313 shares
    Stock repurchase program, 96,600 shares                              (2,774)                                           (2,774)
    Other stock purchases, 35,182 shares                                 (1,220)                                           (1,220)
    Tax benefit of stock options exercised               1,739                                                              1,739
                                                      --------         --------         --------        --------         --------

Balance at August 31, 1998                              35,749           (4,886)         122,580          (2,680)         150,763
    Net income                                                                            11,849                           11,849
    Change in foreign currency translation                                                                (1,167)          (1,167)
    Change in minimum pension liability                                                                   (1,410)          (1,410)
                                                                                                                         --------
    Comprehensive income                                                                                                    9,272
    Cash dividends declared, $0.22 per share                                              (2,414)                          (2,414)
    Stock options exercised, 95,400 shares              (1,480)           2,188                                               708
    Proceeds from share sales, 39,579 shares              (523)           1,343                                               820
    Performance stock award expense                       (243)                                                              (243)
    Performance stock issuances, 19,427
    Stock repurchase program, 231,153 shares                             (5,061)                                           (5,061)
    Other stock purchases, 3,563 shares                                     (84)                                              (84)
    Tax benefit of stock options exercised                 465                                                                465
                                                      --------         --------         --------        --------         --------

Balance at August 31, 1999                              33,968           (6,500)         132,015          (5,257)         154,226
    Net income                                                                            18,056                           18,056
    Change in foreign currency translation                                                                (5,199)          (5,199)
    Change in minimum pension liability                                                                    2,180            2,180
                                                                                                                         --------
    Comprehensive income                                                                                                   15,037
    Cash dividends declared, $0.22 per share                                              (2,407)                          (2,407)
    Stock options exercised, 21,500 shares                (199)             463                                               264
    Proceeds from share sales, 70,832 shares              (271)           1,582                                             1,311
    Stock repurchase program, 77,085 shares                              (1,337)                                           (1,337)
    Tax benefit of stock options exercised                  88                                                                 88
                                                      --------         --------         --------        --------         --------
Balance at August 31, 2000                            $ 33,586         $ (5,792)        $147,664        $ (8,276)        $167,182
                                                      ========         ========         ========        ========         ========


See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENT
Robbins & Myers, Inc. and Subsidiaries
($ in thousands, except per share data)

                                                                           Years ended August 31,
                                                               2000                 1999                 1998
                                                            ---------             ---------            ---------

Sales                                                       $ 406,714             $ 400,142            $ 436,474
Cost of sales                                                 266,480               263,976              277,761
                                                            ---------             ---------            ---------

Gross profit                                                  140,234               136,166              158,713

SG&A expenses                                                  88,594                89,403               93,148
Amortization                                                    8,077                 7,660                7,670
Other                                                              (9)                5,815               (2,247)
                                                            ---------             ---------            ---------

Income before interest and income taxes                        43,572                33,288               60,142

Interest expense                                               13,531                13,752               12,821
                                                            ---------             ---------            ---------

Income before income taxes and minority interest               30,041                19,536               47,321

Income tax expense                                             10,513                 6,647               16,091
Minority interest                                               1,472                 1,040                    0
                                                            ---------             ---------            ---------

Net income                                                  $  18,056             $  11,849            $  31,230
                                                            =========             =========            =========

Net income per share:
               Basic                                        $    1.65             $    1.08            $    2.83
                                                            =========             =========            =========

               Diluted                                      $    1.53             $    1.06            $    2.43
                                                            =========             =========            =========


See Notes to Consolidated Financial Statements

CONSOLIDATED CASH FLOW STATEMENT
Robbins & Myers, Inc. and Subsidiaries
($ in thousands)

                                                                                               Years Ended August 31,
                                                                                       2000             1999              1998
                                                                                    ---------         ---------         ---------

OPERATING ACTIVITIES:
      Net income                                                                    $  18,056         $  11,849         $  31,230
      Adjustments to reconcile net income to net cash
      and cash equivalents provided by operating activities:
           Depreciation                                                                16,293            16,861            15,846
           Amortization                                                                 8,077             7,660             7,670
           Deferred taxes                                                              (3,434)           (2,447)            3,493
           Asset impairment charges                                                         0             1,400                 0
           Performance stock awards                                                         0              (243)              581
      Changes in operating assets and liabilities - excluding the effects of acquisitions:
           Accounts receivable                                                        (10,212)             (310)             (320)
           Inventories                                                                 (9,054)           11,067              (495)
           Other current assets                                                         5,675            (7,844)           (1,164)
           Other assets                                                                 4,895             1,138            (1,902)
           Accounts payable                                                             7,500            (3,640)             (985)
           Accrued expenses and other liabilities                                      (1,756)            3,972            (5,380)
                                                                                    ---------         ---------         ---------
      Net cash and cash equivalents provided by operating activities                   36,040            39,463            48,574

INVESTING ACTIVITIES:
      Capital expenditures, net of nominal disposals                                  (19,842)          (11,612)          (23,020)
      Purchase of GMM Pfaudler and Chemineer de Mexico                                   (261)           (5,344)                0
      Purchase of Flow Control Equipment and Technoglass                                    0                 0          (112,306)
                                                                                    ---------         ---------         ---------
      Net cash and cash equivalents used by investing activities                      (20,103)          (16,956)         (135,326)

FINANCING ACTIVITIES:
      Proceeds from debt borrowings                                                    12,731            25,599           248,382
      Payments of long-term debt                                                      (18,347)          (39,996)         (160,102)
      Retirement of SAR's and other financing costs                                         0                 0            (1,359)
      Proceeds from sale of common stock                                                1,075             1,528             2,728
      Purchase of common stock and convertible subordinated notes                      (6,646)           (5,145)           (3,994)
      Dividends paid                                                                   (2,407)           (2,414)           (2,385)
                                                                                    ---------         ---------         ---------
      Net cash and cash equivalents (used) provided by financing activities           (13,594)          (20,428)           83,270
                                                                                    ---------         ---------         ---------
           Increase (decrease) in cash and cash equivalents                             2,343             2,079            (3,482)
           Cash and cash equivalents at beginning of year                               8,901             6,822            10,304
                                                                                    ---------         ---------         ---------
           Cash and cash equivalents at end of year                                 $  11,244         $   8,901         $   6,822
                                                                                    =========         =========         =========


See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Robbins & Myers, Inc. and Subsidiaries

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. All of the Company's operations are conducted in the fluids management industry.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Patents                             14 to 17 years
Non-compete agreements              3 to 5 years
Financing costs                     5 years
Acquisition costs                   20 to 40 years
Goodwill                            20 to 40 years

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation expense is recorded over the estimated useful life of the asset on the straight-line method using the following lives:

Land improvements                   20 years
Buildings                           45 years
Machinery and equipment             3 to 15 years

         The Company's normal policy is to expense repairs and improvements made to capital assets as incurred. In limited circumstances, betterments are capitalized and amortized over the estimated life of the new asset and any remaining value of the old asset is written off. Repairs to machinery and equipment must result in an addition to the useful life of the asset before the costs are capitalized.

Foreign Currency Accounting

Gains and losses resulting from the settlement of a transaction in a currency different from that used to record the transaction are charged or credited to net income when incurred. Adjustments resulting from the translation of non-U.S. financial statements into U.S. dollars are recognized in accumulated other comprehensive income or loss for all non-U.S. units.

Product Warranties

The Company recognizes a product warranty liability based on the historical relationship of warranty claims to net sales.

Revenue Recognition

The Company recognizes revenue at the time of title passage to the Company's customer.

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

         Long-term debt - The market value of the Company's debt is $173,000,000 at August 31, 2000 and $187,000,000 at August 31, 1999. These amounts are based on the terms, interest rates and maturities currently available to the Company for similar debt instruments.

         Foreign exchange contracts - The amounts reported are estimated using quoted market prices for similar instruments.

Common Stock Plans

Common stock plans involving the issuance of stock options are accounted for as noncompensatory plans. Common stock plans involving the issuance of a variable number of shares based on performance are accounted for as compensatory plans.

New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and The Securities Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition. These pronouncements are not required to be adopted by the Company until its fiscal year 2001. The Company anticipates no material impact from adopting these pronouncements.

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

         On June 30, 1999, the Company purchased 51% of Chemineer de Mexico, S.A. de C.V. ("Chemineer de Mexico"), a Mexican corporation and its licensee in Mexico for $1,600,000. On December 31, 1999, the Company purchased an additional 16.3% of Chemineer de Mexico for $261,000. The Company consolidates the results of Chemineer de Mexico and records a minority interest for the remaining owners' share. The remaining 32.7% of Chemineer de Mexico will be purchased in 2 equal increments on December 31, 2000 and 2001 at prices based upon the earnings of Chemineer de Mexico.

         On December 1, 1998, the Universal Glasteel Equipment ("UGE") partnership agreement with Universal Process Equipment, Inc. ("UPE") was amended so that the Company appoints the President, approves budgets, and approves major decisions with respect to UGE. The amendment results in the Company controlling UGE. Therefore, the Company consolidated UGE into its financial statements from that date and recorded a minority interest for UPE's share of UGE. The Company's interest in UGE was previously recorded under the equity method. The Company's ownership share of UGE did not change as a result of the amendments.

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

         Following are the unaudited pro forma consolidated results of operations of the Company assuming the acquisition of FCE had occurred at the beginning of the respective period. In preparing the pro forma data adjustments have been made to the historical financial information. These are primarily amortization and depreciation relating to the purchase price allocation, interest cost related to financing the transaction and adjustments to the corporate cost allocations from FCE's former parent.

                                                                         1998
                                                                      --------
                                      (In thousands, except per share amounts)
Sales                                                                 $451,481
Net income                                                              31,754
Basic net income per share                                                2.88
Diluted net income per share                                              2.47

         On December 5, 1997, the Company acquired all of the outstanding capital stock of Technoglass S.r.L. ("Technoglass") for $8,058,000 in cash and notes. Technoglass supplies glass-lined storage and reactor vessels and related equipment and is located near Venice, Italy.

         The operating results of the acquired businesses are included in consolidated operating results since the dates of each acquisition.

NOTE 3 - BALANCE SHEET INFORMATION

ACCOUNTS RECEIVABLE                                              2000                1999
                                                            ---------           ---------
                                                                      (In thousands)

Allowances for doubtful accounts                            $   1,726           $   1,688
                                                            =========           =========


INVENTORIES
                                                                 2000                1999
                                                            ---------           ---------
                                                                    (In thousands)
FIFO:
   Finished products                                        $  20,366           $  18,586
   Work in process                                             15,965              12,292
   Raw materials                                               29,275              28,154
                                                            ---------           ---------
                                                               65,606              59,032

LIFO reserve, U. S. Inventories                                (5,510)             (5,285)
                                                            ---------           ---------
                                                            $  60,096           $  53,747
                                                            =========           =========

Non-U.S. inventories at FIFO                                $  30,759           $  27,783
                                                            =========           =========


OTHER INTANGIBLE ASSETS
                                                                 2000                1999
                                                            ---------           ---------
                                                                    (In thousands)

Patents and trademarks                                      $   2,071           $   2,392
Non-compete agreements                                          5,382               5,538
Financing costs                                                 2,721               3,243
Acquisition costs                                               2,869               3,304
Pension intangible                                              2,734               2,570
Other                                                           1,160               1,759
                                                            ----------          ----------
                                                            $  16,937           $  18,806
                                                            =========           =========

Accumulated amortization of goodwill and other
intangible assets                                           $  36,083           $  28,195
                                                            =========           =========


PROPERTY, PLANT AND EQUIPMENT
                                                                 2000                1999
                                                            ---------           ---------
                                                                    (In thousands)
Land and improvements                                       $  10,584           $  11,709
Buildings                                                      44,168              42,724
Machinery and equipment                                       152,371             142,387
                                                            ---------           ---------
                                                              207,123             196,820
Less accumulated depreciation                                  91,719              79,551
                                                            ---------           ---------
                                                            $ 115,404           $ 117,269
                                                            =========           =========

ACCRUED EXPENSES
                                                                                  2000                 1999
                                                                                --------             --------
                                                                                      (In thousands)
Salaries, wages and payroll taxes                                               $  9,386             $  8,233
Customer advances                                                                  6,154                3,972
Pension benefits                                                                   4,900                4,794
U.S. other post retirement benefits                                                2,000                2,000
Warranty costs                                                                     8,332                9,863
Accrued interest                                                                   4,408                4,615
Income taxes                                                                       4,406                2,783
Plant closure                                                                        836                2,530
Other                                                                             16,059               16,145
                                                                                --------             --------
                                                                                $ 56,481             $ 54,935
                                                                                ========             ========


OTHER LONG-TERM LIABILITIES
                                                                                  2000                 1999
                                                                                --------             --------
                                                                                      (In thousands)
German pension liability                                                        $ 23,511             $ 28,448
U.S. other postretirement benefits                                                12,478               13,640
U.S. pension liability                                                             4,158                8,689
Italy long term tax liability                                                      3,458                    0
Casualty insurance reserves                                                        1,241                1,008
Deferred research grants                                                           1,405                1,631
Other                                                                              6,883                5,102
                                                                                --------             --------
                                                                                $ 53,134             $ 58,518
                                                                                ========             ========


NOTE 4 - INCOME STATEMENT INFORMATION

OTHER
                                                             2000                 1999                 1998
                                                           --------             --------             --------
                                                                              (In thousands)
Plant closure costs                                        $    409             $  4,769             $      0
Other termination costs                                           0                1,600                    0
Equity income                                                     0                 (554)              (2,247)
Gain on sale of building                                       (918)                   0                    0
UGE long-term receivable write-down                             500                    0                    0
                                                           --------             --------             --------
                                                           $     (9)            $  5,815             $ (2,247)
                                                           ========             ========             ========


         In the fourth quarter of fiscal 2000, the Company recorded a charge of $500,000 to reduce a long-term receivable related to Universal Glasteel Equipment ("UGE"), which is 50% owned by the Company and 50% owned by Universal Process Equipment, Inc ("UPE"). The charge is due to weakness in the used glass-lined reactor and storage vessel markets served by UGE.

         In fiscal 1999, due to the downturn in the Company's Energy Systems business segment, the Company analyzed its capacity requirements for these products. As a result, on February 10, 1999, the Company recorded a charge of $4,200,000 for the closure and relocation of the Company's Fairfield, California, manufacturing operations. The facility manufactured power sections and down-hole pumps. Production was transferred to the Company's manufacturing facility near Houston, Texas, which manufactures similar products. The closure and relocation consolidated all power section and down-hole pump manufacturing into one facility. The transfer of manufacturing was completed by March 31, 2000. The Fairfield facility was sold in July 2000 resulting in a pretax gain of $918,000. Certain machinery and equipment was also sold in fiscal year 2000 at amounts approximating the written down estimated fair values. The $4,200,000 charge was composed of the following:

                                                                            (In thousands)
                                                                            --------------
Asset write-downs:
   Land and building to be sold, $800 estimated fair value                      $  600
   Machinery and equipment to be scrapped, $200 estimated fair value               800
                                                                                ------
          Total asset write-downs                                                1,400
Exit costs:
   Employee related costs:
       Severance, 50 Fairfield employees                                           300
       Pay to stay costs and other employee costs                                  500
   Environmental costs related to closure of facility                            1,300
   Holding costs of land and building until sold and other                         700
                                                                                ------
          Total exit costs                                                       2,800
                                                                                ------
                                                                                $4,200
                                                                                ======


         The asset write-downs were determined based on recent sales of similar assets.

         Following is a progression of the exit cost liabilities related to the Fairfield plant closure:

                                                                                Holding
                                       Employee       Environmental           costs and
                                  related costs               costs               other               Total
                                  -------------------------------------------------------------------------
                                                                    (In thousands)
Liability recorded Feb 1999             $   800             $ 1,300             $   700             $ 2,800
Payments made                               (72)                (53)               (402)               (527)
                                        -------             -------             -------             -------
Liability at August 31, 1999                728               1,247                 298               2,273
Payments made                              (780)               (411)               (246)             (1,437)
Change in estimate                           52                   0                 (52)                  0
                                        -------             -------             -------             -------

Liability at August 31, 2000            $     0             $   836             $     0             $   836
                                        =======             =======             =======             =======


         Due to ongoing monitoring requirements, the remaining liability for environmental costs is expected to be paid over a period of five to ten years.

         The Company incurred additional expenses relating to the Fairfield plant closure of $409,000 in fiscal 2000 and $569,000 in fiscal 1999. These costs were for employee transfers, equipment relocation and training of new employees at the Texas facility.

         In the second quarter of fiscal 1999, the Company recorded termination costs of $400,000 unrelated to the closure of the Fairfield facility. In the fourth quarter of fiscal, 1999 the Company recorded an additional $1,200,000 in severance and early retirement benefit costs to reduce its overhead cost structure, primarily at its Moyno and Chemineer business units. The reduction in employment levels at Chemineer was due to lower sales resulting from lower capital spending within the specialty chemical markets served by Chemineer. The reduction in employment at Moyno was due to process changes within the manufacturing operations and a reduction in the overhead cost structure. These changes will reduce operating costs by approximately $1,200,000 annually and position these business units to achieve long-term profitability targets. All of these benefits have been paid as of August 31, 2000 with no changes in estimates made.

MINIMUM LEASE PAYMENTS
Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 2000:



                                                  (In thousands)
                                                  --------------
2001                                                     $ 2,192
2002                                                       1,652
2003                                                       1,086
2004                                                         254
2005                                                         152
Thereafter                                                   102
                                                         -------
                                                         $ 5,438
                                                         =======

         Rental expense for all operating leases in 2000, 1999 and 1998 was approximately $2,914,000, $3,347,000 and $3,289,000, respectively.

NOTE 5 - CASH FLOW STATEMENT INFORMATION

In 2000, the Company recorded the following non-cash investing and financing transactions: $500,000 increase in other intangibles and common stock, $6,500,000 increase in deferred tax assets, $1,500,000 increase in accrued liabilities and $5,000,000 increase in other long term liabilities related to a tax election made in Italy to allow for the tax deductibility of goodwill and $88,000 increase in common stock and decrease in income tax payable related to the tax benefits of stock options exercised.

         In 1999, the Company recorded the following non-cash investing and financing transactions: $1,400,000 asset impairment charges, $700,000 increase in goodwill, $2,800,000 increase in deferred tax assets and $3,500,000 increase in accrued liabilities related to the acquisition of FCE and $465,000 increase in common stock and decrease in income tax payable related to the tax benefits of stock options exercised.

In 1998, the Company recorded the following non-cash investing and financing transactions: $1,782,000 increase in goodwill and long-term debt related to the acquisition of Technoglass S.r.L. and $1,739,000 increase in common stock and decrease in income tax payable related to the tax benefits of stock options exercised.

Supplemental cash flow information consisted of the following:

                                                    2000                 1999                  1998
                                               ---------             --------             ---------
                                                                   (in thousands)
Interest paid                                  $  13,738             $  14,723            $  10,650
Taxes paid                                         8,456                 8,812               12,366


NOTE 6 - LONG-TERM DEBT

                                                    2000                1999
                                                --------            --------
                                                       (in thousands)
Senior debt:
    Revolving credit loan                       $ 13,085            $ 21,198
    Senior notes                                 100,000             100,000
    Other                                          5,088               5,074
6.50% Convertible subordinated notes              59,691              65,000
                                                --------            --------
Total debt                                       177,864             191,272
Less current portion                               1,341                 121
                                                --------            --------
                                                $176,523            $191,151
                                                ========            ========


         The Company's Bank Credit Agreement ("Agreement") provides that the Company may borrow on a revolving credit basis up to a maximum of $150,000,000. All outstanding amounts under the Agreement are due and payable on November 25, 2002. Interest is variable based upon formulas tied to LIBOR or prime, at the Company's option, and is payable at least quarterly. At August 31, 2000, the interest rate for all amounts outstanding was 5.45%. The outstanding amount is primarily an Italian Lira based borrowing in Italy. Indebtedness under the Agreement is unsecured, except for guarantees by the Company's U.S. subsidiaries, the pledge of the stock of the Company's U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. At August 31, 2000, the Company has available borrowings of $95,000,000 under the Agreement.

         The Company has $100,000,000 of Senior Notes ("Senior Notes") issued in two series. Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and is due May 1, 2008, and Series B in the principal amount of $30,000,000 has an interest rate 6.84% and is due May 1, 2010. Interest is payable semi-annually on May 1 and November 1.

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

         The Company has $59,691,000 of 6.50% Convertible Subordinated Notes due 2003 ("Subordinated Notes"). The Subordinated Notes are due on September 1, 2003, and bear interest at 6.50%, payable semi-annually on March 1 and September 1 and are convertible into common stock at a rate of $27.25 per share. Holders may convert at any time until maturity and the Company may call for redemption at a price ranging from the current price of 102.17% to 100% in fiscal 2003 and thereafter. The Notes are subordinated to all other indebtedness of the Company.

         Aggregate principal payments of long-term debt, for the five years subsequent to August 31, 2000, are as follows:

                         (In thousands)
                         --------------
2001                           $  1,341
2002                                472
2003                             13,089
2004                             60,834
2005                                728
2006 and thereafter             101,400
                               --------
Total                          $177,864
                               ========


NOTE 7 - RETIREMENT BENEFITS

The Company sponsors two defined contribution plans covering most U.S. salaried employees and certain U.S. hourly employees. Contributions are made to the plans based on a percentage of eligible amounts contributed by participating employees. The Company also sponsors several defined benefit plans covering all U.S. employees and certain non-U.S. employees. Benefits are based on years of service and employees' compensation or stated amounts for each year of service. The Company's funding policy is consistent with the funding requirements of applicable regulations. At August 31, 2000 and 1999, pension investments included 311,700 shares of the Company's common stock.

         In addition to pension benefits, the Company provides health care and life insurance benefits for certain of its retired U.S. employees. The Company's policy is to fund the cost of these benefits as claims are paid.

         Retirement and other post-retirement plan costs are as follows:

                                                                   Pension Benefits
                                                  -----------------------------------------------
                                                     2000                1999                1998
                                                  -------             -------             -------
                                                                   (In thousands)
Service cost                                      $ 3,547             $ 3,733             $ 3,854
Interest cost                                       7,165               7,415               7,060
Expected return on plan assets                     (6,388)             (6,214)             (6,367)
Amortization of prior service cost                    557                 552                 521
Amortization of transition obligation                (118)               (137)               (138)
Recognized net actuarial (gains)losses               (126)                545                 (72)
                                                  -------             -------             -------
Net periodic benefit cost                         $ 4,637             $ 5,894             $ 4,858
                                                  =======             =======             =======
Defined contribution cost                         $   950             $   917             $ 1,011
                                                  =======             =======             =======

                                                   Other Benefits
                                     -------------------------------------------
                                       2000              1999               1998
                                     ------            ------            -------
                                                   (In thousands)
Service cost                         $  220            $  250            $   99
Interest cost                         1,533             1,456             1,238
Net amortization                        330               253               419
                                     ------            ------            ------
Net periodic benefit cost            $2,083            $1,959            $1,756
                                     ======            ======            ======


The funded status and amounts recorded in the balance sheet are as follows:

                                                               Pension Benefits                            Other Benefits
                                                       -------------------------------             -------------------------------
                                                            2000                  1999                  2000                  1999
                                                       ---------             ---------             ---------             ---------
                                                                                (In thousands)
Change in benefit obligation:
Beginning of year                                      $ 119,736             $ 115,683             $  20,401             $  17,103
Service cost                                               3,547                 3,733                   220                   250
Interest cost                                              7,165                 7,415                 1,533                 1,456
Plan amendments                                                0                 2,022                     0                 3,093
Currency exchange rate impact                             (6,480)                  (82)                    0                     0
Settlements/curtailments                                       0                (4,122)                    0                     0
Actuarial (gains)losses                                   (2,268)                3,912                 1,731                 1,078
Benefit payments                                          (9,140)               (8,825)               (2,762)               (2,579)
                                                       ---------             ---------             ---------             ---------
End of year                                            $ 112,560             $ 119,736             $  21,123             $  20,401
                                                       =========             =========             =========             =========

Change in plan assets:
Beginning of year                                      $  77,912             $  77,440             $       0             $       0
Actual return                                             10,488                 9,026                     0                     0
Company contributions                                      6,562                 3,021                 2,762                 2,579
Settlements/curtailments                                       0                (2,750)                    0                     0
Benefit payments                                          (9,140)               (8,825)               (2,762)               (2,579)
                                                       ---------             ---------             ---------             ---------
End of year                                            $  85,822             $  77,912             $       0             $       0
                                                       =========             =========             =========             =========

Funded status                                          $ (26,738)            $ (41,824)            $ (21,123)            $ (20,401)
Unrecognized net actuarial losses(gains)                  (4,601)                1,758                 4,117                 2,043
Unrecognized transition obligation                        (1,016)                1,016                     0                     0
Unamortized prior service cost                             2,721                 2,686                 2,528                 2,718
                                                       ---------             ---------             ---------             ---------
Amount recognized                                      $ (29,634)            $ (36,364)            $ (14,478)            $ (15,640)
                                                       =========             =========             =========             =========

Recorded as follows:
Accrued expenses                                       $  (4,900)            $  (4,794)            $  (2,000)            $  (2,000)
Accrued liabilities                                      (27,669)              (37,137)              (12,478)              (13,640)
Intangible assets                                          2,734                 2,570                     0                     0
Accumulated other comprehensive loss                         201                 2,997                     0                     0
                                                       ---------             ---------             ---------             ---------
                                                       $ (29,634)            $ (36,364)            $ (14,478)            $ (15,640)
                                                       =========             =========             =========             =========
Deferred tax liability on accumulated other
comprehensive loss                                     $     (70)            $    (686)            $       0             $       0
                                                       =========             =========             =========             =========

         Pension plans with accumulated ("ABO") and projected ("PBO") benefit obligations in excess of plan assets:

                                               2000                1999
                                           --------            --------
                                                  (In thousands)
Accumulated benefit obligations            $ 64,623            $ 98,941
Projected benefit obligation                 66,228             104,395
Plan assets                                  35,408              61,116

         In 2000 and 1999, $24,180,000 and $29,962,000, respectively, of the unfunded ABO and $25,785,000 and $32,272,000, respectively, of the unfunded PBO relate to the Company's pension plan for its German operation. Funding of pension obligations is not required in Germany.

         Actuarial weighted average assumptions used to determine plan costs and liabilities are as follows:

                                               Pension Benefits            Other Benefits
                                             --------------------        ------------------
                                             2000            1999        2000          1999
                                             ----            ----        ----          ----
Weighted average assumptions:
Discount rate                                7.00 %          7.00 %      7.00 %        7.00 %
Expected return on plan assets               9.00            9.00         N/A           N/A
Rate of compensation increase                5.50            5.50         N/A           N/A
Health care cost Increase                     N/A             N/A        6.00          6.00


         The assumed health care trend rate has a significant effect on the amounts reported for health care benefits. A one percentage point change in assumed health care rate would have the following effects:

                                            Increase            Decrease
                                            --------            --------
                                                  (in thousands)
Service and interest cost                    $    91            $   (85)
Postretirement benefit obligation              1,097             (1,032)

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

DEFERRED ASSETS AND LIABILITIES                                     2000               1999
                                                                 -------            -------
                                                                       (In thousands)
Assets:
      Postretirement benefit obligations                         $ 5,781            $ 6,073
      Advance payments                                             5,000                  0
      U.S. credit carryforward                                     1,084              1,800
      Book depreciation in excess of tax depreciation                723                883
      Other liabilities                                              827              1,792
      Inventory allowances                                         1,538              1,989
      Warranty reserve                                             2,952              3,416
      Insurance reserve                                            1,012                912
      Pension benefits                                             1,149              2,997
      Other items                                                  4,348              3,483
                                                                 -------            -------
                                                                  24,414             23,345
      Less valuation allowance                                     1,084              1,468
                                                                 -------            -------
                                                                  23,330             21,877
Liabilities:
      Tax depreciation in excess of book depreciation              7,050              6,708
      Goodwill and purchased asset basis differences               4,933              6,840
      Other items                                                  2,467              2,883
                                                                 -------            -------
                                                                  14,450             16,431
                                                                 -------            -------
      Net deferred tax benefit                                   $ 8,880            $ 5,446
                                                                 =======            =======



EXPENSE                                          2000                 1999                 1998
                                             --------             --------             --------
                                                                (In thousands)
Current:
      U.S. federal                           $  4,002             $   (536)            $  6,186
      Non-U.S                                   9,570                6,244                6,348
      U.S. state                                  375                 (193)                  64
                                             --------             --------             --------
                                               13,947                5,515               12,598
Deferred:
      U.S. federal                              1,028                  522                3,214
      Non-U.S                                  (4,558)                 355                 (257)
      U.S. state                                   96                  255                  536
                                             --------             --------             --------
                                               (3,434)               1,132                3,493
                                             --------             --------             --------
                                             $ 10,513             $  6,647             $ 16,091
                                             ========             ========             ========
Tax included in minority interest            $    838             $    535             $      0
                                             ========             ========             ========
Non U.S. pretax income                       $ 14,946             $ 18,361             $ 18,449
                                             ========             ========             ========

         A summary of the differences between the effective income tax rate attributable to operations and the statutory rate is as follows:

                                                                      2000              1999              1998
                                                                      ----              ----              ----
U.S. statutory rate                                                   35.0%             35.0%             35.0%
U.S. state income taxes, net of U.S. federal tax benefit               1.9               2.8               2.0
Benefit of realization of non-U.S. loss carryforwards                    0              (3.7)             (3.0)
Foreign Sales Corporation                                             (1.5)             (2.4)             (1.4)
Non U.S. taxes                                                          .5               1.1               0.0
Other items - net                                                      (.9)              1.2               1.4
                                                                     -----             -----             -----
                                                                      35.0%             34.0%             34.0%
                                                                     =====             =====             =====


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

STOCK OPTION ACTIVITY


                                                                      Weighted-Average
                                                 Stock                Option Price Per
                                               Options                           Share
                                            ----------                ----------------
Outstanding at September 1, 1997               858,800                       $   15.85
         Granted                               170,000                           26.32
         Exercised                            (165,800)                           9.41
         Canceled                              (23,333)                          32.51
                                            ----------                       ---------
Outstanding at August 31, 1998                 839,667                           18.85
         Granted                               165,500                           25.16
         Exercised                             (95,400)                           7.41
         Canceled                               (5,500)                          37.50
                                            ----------                       ---------
Outstanding at August 31, 1999                 904,267                           21.11
         Granted                               192,800                           21.04
         Exercised                             (21,500)                          12.24
         Canceled                              (61,667)                          25.76
                                            ----------                       ---------
Outstanding at August 31, 2000               1,013,900                       $   20.81
                                            ==========                       =========

EXERCISABLE STOCK OPTIONS AT YEAR-END
1998                                                   534,389
1999                                                   577,434
2000                                                   669,933
SHARES AVAILABLE FOR GRANT AT YEAR-END
1998                                                 1,499,500
1999                                                 1,334,000
2000                                                 1,141,700


COMPONENTS OF OUTSTANDING STOCK OPTIONS AT AUGUST 31, 2000

                                     Weighted-
     Range of                          Average         Weighted-
     Exercise       Number       Contract Life           Average
        Price  Outstanding            in Years    Exercise Price
-------------  -----------       -------------    --------------
$ 4.63-$17.50      322,600                3.06            $10.02
 20.88- 39.50      691,300                8.19             25.65
-------------  -----------    ----------------    --------------
$ 4.63-$39.50    1,013,900                6.55            $20.81
=============  ===========    ================    ==============


COMPONENTS OF EXERCISABLE STOCK OPTIONS AT AUGUST 31, 2000

     Range of                                         Weighted-
     Exercise               Number                      Average
        Price          Exercisable               Exercise Price
-------------          -----------               --------------
$ 4.63-$17.50              322,600                       $10.02
 20.88- 39.50              347,333                        28.66
-------------          -----------               --------------
$ 4.63-$39.50              669,933                       $19.68
=============          ===========               ==============


         The Company also sponsors a long-term incentive stock plan. Under this plan selected participants receive performance units which convert into a variable number of restricted shares based on a three year measurement of how favorably the total return on Company shares compares to the total shareholder return of the Russell 2000 Company Group ("Group"). The restricted shares earned range from 75% to 200% of the performance units awarded. The 75% threshold is earned when the Company's return is at the 50th percentile of total shareholder return of the Group and 200% is earned when the Company's return is at the 80th percentile or greater. No restricted shares are earned if the Company's return is less than the median return of the Group. Restricted shares earned under the program are issued to the participants at the end of the three year measurement period and are subject to forfeit if the participant leaves the employment of the Company within the following two years.

         For the three year performance period ended August 31, 1996, restricted shares of 19,427 and 15,313 were issued in 1999 and 1998, respectively. For the three year performance period ended August 31, 1999 no shares were earned. In fiscal year 2000, 62,000 performance units were awarded for the performance period ending August 31, 2002 with a weighted average fair value at the date of grant of $23.50. No units have been earned as of August 31, 2000, and no expense has been recorded.

         Total compensation expense recognized in the income statement for all stock based awards was $0, ($243,000) and $646,000 for the years ended August 31, 2000, 1999, and 1998, respectively.

         For purposes of pro forma disclosure as required by Statement of Financial Accounting Standard No. 123, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                 2000                  1999                  1998
                                           ----------            ----------            ----------
                                                (In thousands, except per share data)
Pro forma net income                       $   17,194            $   10,808            $   30,367
Pro forma net income per share:
     Basic                                       1.57                  0.99                  2.75
     Diluted                                     1.46                  0.99                  2.37


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

                                                          2000                   1999                1998
                                                  -------------          -------------        ------------
Expected volatility of common stock                      34.70 %                35.60 %             32.80 %
Risk free interest rate                                   6.00                   6.25                5.61
Dividend yield                                             .75                    .75                 .75
Expected life of option                                   6.90 yrs               6.90 yrs            6.90 yrs
Fair value at grant date                                $10.49                 $11.45              $11.10


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

NOTE 10 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

                                                       2000               1999               1998
                                                    -------            -------            -------
                                                      (In thousands, except per share amounts)
Numerator:
   Basic:
    Net income                                      $18,056            $11,849            $31,230
   Effect of dilutive securities:
    Convertible debt interest                         2,438              2,535              2,535
                                                    -------            -------            -------
   Income attributable to diluted shares            $20,494            $14,384            $33,765
                                                    =======            =======            =======
Denominator:
   Basic:
    Weighted average shares                          10,946             10,930             11,032
   Effect of dilutive securities:
    Convertible debt                                  2,297              2,385              2,385
    Dilutive options and
      restricted shares                                 173                220                489
                                                    -------            -------            -------
   Diluted                                           13,416             13,535             13,906
                                                    =======            =======            =======
Net income per share:
   Basic:                                           $  1.65            $  1.08            $  2.83
   Diluted:                                         $  1.53            $  1.06            $  2.43


NOTE 11 - BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

The Company's operations are aggregated into two reportable business segments:
Process Systems and Energy Systems. The Process Systems segment provides a wide range of systems, parts and services for process applications in the specialty chemical, pharmaceutical, agri-chemical, wastewater treatment, food and beverage and pulp and paper industries. The products and services relate to glass-lined reactor systems and storage vessels, fluoropolymer products and accessories, mixing and turbine agitation equipment and progressing cavity pump products. The Energy Systems segment provides products and services for oil and gas exploration and production applications. The products and services relate to power sections for directional drilling applications, progressing cavity pumps used in artificial lift applications, wellhead equipment, pipeline closures, rod guides and valves.

         The Company evaluates performance and allocates resources based on Income before Interest and Taxes ("IBIT"). Identifiable assets by business segment include all assets directly identified with those operations. Corporate assets consist mostly of cash and intangible assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for U.S. inventory on a First-In, First-Out (FIFO) basis at the segment level compared to a Last In, First-Out (LIFO) basis at the consolidated level.

The following tables provide information about the reportable segments.

                                                2000                     1999                     1998
                                           ---------                ---------                ---------
                                                                  (In thousands)
Unaffiliated Customer Sales:
     Process Systems (1)                   $ 318,569                $ 335,648                $ 355,411
     Energy Systems (2)                       88,145                   64,494                   81,063
                                           ---------                ---------                ---------
     Total                                 $ 406,714                $ 400,142                $ 436,474
                                           =========                =========                =========
Intersegment Sales:
     Process Systems (1)                   $   1,954                $   1,515                $     523
     Energy Systems (2)                            0                        0                        0
     Corporate and Eliminations               (1,954)                  (1,515)                    (523)
                                           ---------                ---------                ---------
     Total                                 $       0                $       0                $       0
                                           =========                =========                =========
Depreciation and Amortization:
     Process Systems (1)                   $  16,481                $  16,223                $  17,318
     Energy Systems (2)                        7,005                    7,233                    5,416
     Corporate and Eliminations                  884                    1,065                      782
                                           ---------                ---------                ---------
     Total                                 $  24,370                $  24,521                $  23,516
                                           =========                =========                =========
IBIT:
     Process Systems (1)                   $  36,455 (3)            $  42,001 (3)            $  49,502
     Energy Systems (2)                       16,130 (4)                1,097 (4)               20,089
     Corporate and Eliminations               (9,013)                  (9,810)                  (9,449)
                                           ---------                ---------                ---------
     Total                                 $  43,572                $  33,288                $  60,142
                                           =========                =========                =========
Identifiable Assets:
     Process Systems (1)                   $ 337,953                $ 337,037                $ 335,654
     Energy Systems (2)                      135,278                  130,479                  140,435
     Corporate and Eliminations               22,448                   26,336                   24,919
                                           ---------                ---------                ---------
     Total                                 $ 495,679                $ 493,852                $ 501,008
                                           =========                =========                =========
Capital Expenditures:
     Process Systems (1)                   $  15,102                $   8,011                $  15,647
     Energy Systems (2)                        4,660                    3,462                    7,345
     Corporate and Eliminations                   80                      139                       28
                                           ---------                ---------                ---------
     Total                                 $  19,842                $  11,612                $  23,020
                                           =========                =========                =========

         Information about the Company's operations in different geographical regions is presented below. The Company's primary operations are in the U.S. and Europe. Sales are attributed to countries based on the location of the customer.

                                        2000                1999                1998
                                    --------            --------            --------
                                                     (In thousands)
Sales (1) and (2):
     United States                  $211,329            $214,624            $230,587
     Europe                          101,548             116,120             126,534
     Other North America              48,916              33,385              47,014
     South America                    13,508              16,961              15,133
     Asia                             31,413              19,052              17,206
                                    --------            --------            --------
                                    $406,714            $400,142            $436,474
                                    ========            ========            ========
Identifiable Assets:
     United States                  $310,798            $309,258
     Europe                          106,060             107,011
     Other North America              31,983              27,020
     South America                     4,077               4,184
     Asia                             20,313              20,154
     Corporate                        22,448              26,225
                                    --------            --------
                                    $495,679            $493,852
                                    ========            ========



(1) Includes the operations of acquisitions from the respective dates of their acquisition: GMM-July 19, 1999, Chemineer de Mexico-June 30, 1999, UGE-December 1, 1998, Technoglass, S.r.L.-December 5, 1997, and Tycon, S.p.A.-May 2, 1997.

(2) Includes the operations of Flow Control Equipment, Inc. from the date of its acquisition - December 19, 1997.

(3) Fiscal year 2000 includes a $500,000 charge related to Universal Glasteel Equipment, Inc., and fiscal year 1999 includes $1,200,000 of one-time severance and early retirement costs for fixed cost reductions at Moyno and Chemineer.

(4) Includes charges of $409,000 and $4,769,000 in fiscal year 2000 and 1999, respectively, for the closure of the Fairfield, California manufacturing facility. Fiscal year 2000 includes a $918,000 gain on the sale of the Fairfield facility.

NOTE 12 - QUARTERLY DATA (UNAUDITED)

QUARTERLY DATA (UNAUDITED)

                                                                   2000 Quarters
                                             ----------------------------------------------------------
                                                 1st            2nd               3rd               4th (1)        Total
                                             -------        -------          --------          --------         --------
                                                             (In thousands, except per share data)
Sales                                        $93,499        $95,770          $104,303          $113,142         $406,714
Gross profit                                  31,452         33,806            37,085            37,891          140,234
IBIT                                           8,465          9,310            12,277            13,520           43,572
Income before income taxes
   and minority interest                       5,218          5,991             8,799            10,033           30,041
Net income                                     3,066          3,431             5,374             6,185           18,056
Net income per share:
    Basic                                      $0.28          $0.31             $0.49             $0.56            $1.65
    Diluted                                     0.27           0.30              0.45              0.51             1.53
Weighted average common shares:
    Basic                                     10,945         10,938            10,948            10,951           10,946
    Diluted                                   13,519         13,451            13,424            13,326           13,416


                                                                    1999 Quarters
                                             ----------------------------------------------------------
                                                 1st            2nd (3)           3rd               4th (4)        Total
                                             -------        -------          --------          --------         --------
                                                             (In thousands, except per share data)
Sales                                        $98,266        $94,876          $103,829          $103,171         $400,142
Gross profit                                  33,502         31,683            34,850            36,131          136,166
IBIT                                           9,675          3,771            10,283             9,559           33,288
Income before income taxes
   and minority interest                       6,135            157             7,108             6,136           19,536
Net income                                     4,049          (302)             4,416             3,686           11,849
Net income per share:
    Basic                                    $  0.37        $(0.03)          $   0.40          $   0.34         $   1.08
    Diluted                                     0.34         (0.03)  (2)         0.37              0.32             1.06
Weighted average common shares:
     Basic                                    10,935         10,914            10,938            10,934           10,930
     Diluted                                  13,593         10,914  (2)       13,521            13,521           13,535


(1) The fourth quarter includes a $918,000 gain on the sale of the Company's Fairfield, CA facility, and a one time charge of $500,000 related to Universal Glasteel Equipment, Inc.

(2) The effect of diluted securities was antidilutive; therefore, they were excluded. This causes the sum of quarters not to total the year.

(3) The second quarter includes a one-time charge of $4,600,000, primarily for closing the Company's Fairfield, CA plant and transferring production to a similar plant near Houston, TX.

(4) The fourth quarter includes severance and early retirement benefits of $1,200,000 at Moyno and Chemineer.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on December 13, 2000, except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on December 13, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on December 13, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is incorporated herein by reference to the Company's Proxy Statement for its Annual Meeting of Shareholders on December 13, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      (1)      FINANCIAL STATEMENTS

          The following consolidated financial statements of Robbins &
              Myers, Inc. and its subsidiaries are at Item 8 hereof.

         Consolidated Balance Sheet - August 31, 2000 and 1999.

         Consolidated Income Statement -
              Years ended August 31, 2000, 1999, and 1998.

         Consolidated Shareholders' Equity Statement -
              Years ended August 31, 2000, 1999, and 1998.

         Consolidated Cash Flow Statement -
              Years ended August 31, 2000, 1999, and 1998

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


         (a)      (3)      EXHIBITS.  See INDEX to EXHIBITS.

         (b) REPORTS ON FORM 8-K. During the quarter ended August 31, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Robbins & Myers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of November, 2000.

                                      ROBBINS & MYERS, INC.

                                      BY  /s/ Gerald L. Connelly
                                          ------------------------------
                                              Gerald L. Connelly
                                              President and Chief
                                              Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Robbins & Myers, Inc. and in the capacities and on the date indicated:

------------------------------------------------- ------------------------------------- -------------------------------
                      NAME                                       TITLE                               DATE
------------------------------------------------- ------------------------------------- -------------------------------

/s/ Gerald L. Connelly                            Director, President and               November 21, 2000
------------------------------------              Chief Executive Officer
Gerald L. Connelly


/s/ Kevin J. Brown                                Vice President and Chief              November 21, 2000
------------------------------------              Financial Officer
Kevin J. Brown                                    (Principal Financial Officer)

/s/ Thomas J. Schockman                           Corporate Controller                  November 21, 2000
------------------------------------              (Principal Accounting
Thomas J. Schockman                               Officer)

*Maynard H. Murch, IV                             Chairman Of Board                     November 21, 2000
*Robert J. Kegerreis                              Director                              November 21, 2000
*Thomas P. Loftis                                 Director                              November 21, 2000
*William D. Manning, Jr.                          Director                              November 21, 2000
*Jerome F. Tatar                                  Director                              November 21, 2000
*John N. Taylor, Jr.                              Director                              November 21, 2000


         *The undersigned, by signing his name hereto, executes this Report on Form 10-K for the year ended August 31, 2000 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.


                                               /s/ Gerald L. Connelly
                                               -------------------------------
                                                        Gerald L. Connelly
                                                        Their Attorney-in-fact

Report of Independent Auditors

Shareholders and Board of Directors
Robbins & Myers, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Robbins & Myers, Inc. and Subsidiaries as of August 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Robbins & Myers, Inc. and Subsidiaries at August 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                      /s/ Ernst & Young LLP

Dayton, Ohio
October 2, 2000

                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
--------------------------------------------------------------------------------------------------------------------------------
                   COL. A                                   COL. B              COL. C                   COL. D        COL. E
                                                                      ----------------------------
                                                                               ADDITIONS
--------------------------------------------------------------------------------------------------------------------------------
                                                         Balance at    Charged to        Charged to                     Balance
         DESCRIPTION                                      Beginning     Costs and   Other Accounts-   Deductions -       at End
                                                          of Period      Expenses          Describe       Describe    of Period
--------------------------------------------------------------------------------------------------------------------------------

Year Ended August 31, 2000:
      Allowances and reserves deducted from assets:
         Uncollectable accounts receivable                  $1,688          $498             $0           $460 (1)       $1,726
         Inventory obsolescence                             10,273         1,304              0          2,512 (2)        9,065
      Other reserves:
         Warranty claims                                     9,863           749           (450)(4)      1,830 (3)        8,332
         Restructuring liabilities                           2,273             0              0          1,437 (5)          836
         Current & L-T insurance reserves                    2,355         2,007                         1,564 (6)        2,798

Year Ended August 31, 1999:
      Allowances and reserves deducted from assets:
         Uncollectable accounts receivable                  $1,539          $578             $0           $429 (1)       $1,688
         Inventory obsolescence                             10,832           979              0          1,538 (2)       10,273
      Other reserves:
         Warranty claims                                     6,888         1,245          3,500 (7)      1,770 (3)        9,863
         Restructuring liabilities                               0         2,800              0            527 (5)        2,273
         Current & L-T insurance reserves                    2,693         1,396            352 (8)      2,086 (6)        2,355


Year Ended August 31, 1998:
      Allowances and reserves deducted from assets:
         uncollectable accounts receivable                  $1,097          $901           $291 (7)       $750 (1)       $1,539
         Inventory obsolescence                              7,096         1,822          2,484 (7)        570 (2)       10,832
      Other reserves:
         Warranty claims                                     3,301         2,058          3,500 (7)      1,971 (3)        6,888
         Restructuring liabilities                             807             0              0            807 (5)            0
         L-T insurance reserves                              3,628         2,771              0          3,706 (6)        2,693

Note (1) Represents accounts receivable written off against the reserve.

Note (2) Inventory items scrapped and written off against the reserve.

Note (3) Warranty cost incurred applied against the reserve.

Note (4) Reduction of warranty accrual due to warranty claim settlement.

Note (5) Spending against restructuring reserve.

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

          4.3     First Amendment dated as of February 24, 1999 (the "First
                           Amendment") to the Amended and Restated Credit
                           Agreement dated January 8, 1999 was filed as Exhibit 4.2
                           to the Company's Report of Form 10-Q for the Quarter
                           Ended February 28, 1999                                               *

          4.4     Pledge and Security Agreement between Robbins & Myers, Inc.
                           and Bank One, Dayton, N.A., dated November 26, 1996
                           was filed as Exhibit 4.3 to the Company's Annual Report
                           on Form 10-K for the year ended August 31, 1996                       *

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

         10.4     Robbins & Myers, Inc. Employee Savings
                           Plan as amended through August 31, 2000                               +

         10.5     Robbins & Myers, Inc. Executive Supplemental Retirement Plan
                           adopted February 2000 and Amendment No. 1 to such
                           Plan adopted August 2000                                              +

         10.6     Robbins & Myers, Inc. Executive Supplemental Pension Plan
                           adopted July 2000                                                     +

         10.7     Form of Indemnification Agreement between
                           Robbins & Myers, Inc., and each director of
                           the Company was filed as Exhibit 10.11 to the
                           Company's Report on Form 10-K for the
                           year ended August 31, 1993                                            *

         10.8     Robbins & Myers, Inc. 1994 Directors Stock
                           Compensation Plan was filed as Exhibit 10.13
                           to the Company's Report on Form 10-K for the
                           year ended August 31, 1994                                            *

         10.9     Robbins & Myers, Inc. 1994 Long-Term Incentive
                           Stock Plan as amended was filed as Exhibit 10.11
                           to the Company's Report on Form 10-K for the
                           year ended August 31, 1996                                            *

         10.10    Robbins & Myers, Inc. 1995 Stock Option Plan for
                           Non-Employee Directors was filed as
                           Exhibit 10.12 to the Company's Report on
                           Form 10-K for the year ended August 31, 1996                          *

         10.11    Robbins & Myers, Inc. Senior Executive Annual Cash
                           Bonus Plan was filed as Exhibit 10.13 to the
                           Company's Report on Form 10-K for the year
                           ended August 31, 1996                                                 *

         10.12    Salary Continuation Agreement between Robbins &
                           Myers, Inc. and Gerald L. Connelly, dated
                           February 19, 1999 was filed as Exhibit 10.1 to
                           the Company's Report on Form 10-Q for the
                           Quarter Ended February 28, 1999                                       *

         10.13    Robbins & Myers, Inc. 1999 Long-Term Incentive Stock Plan
                           was filed as Exhibit 4.3 to the Company's
                           Registration Statement on Form S-8
                           (No. 333-35856)                                                       *

(21) SUBSIDIARIES OF THE REGISTRANT:

         21.1     Subsidiaries of Robbins & Myers, Inc.                                           +

(23) CONSENTS OF EXPERTS AND COUNSEL

         23.1     Consent of Ernst & Young LLP                                                   +

(24)     POWER OF ATTORNEY

         24.1     Powers of Attorney of any person who
                           signed this Report on Form 10-K on
                           behalf of another pursuant to a
                           Power of attorney                                                     +

(27)     27.1     Financial Data Schedule -- Year ended August 31, 2000                          +

         "+" Indicates Exhibit is being filed with this Report.

         "*" Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission.