Form 10-Q
period 2000-11-30
ROBBINS & MYERS INC
filed 2001-01-12
CIK 84290

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended NOVEMBER 30, 2000 File Number 0-288
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

COMMON SHARES, WITHOUT PAR VALUE, OUTSTANDING AS OF NOVEMBER 30, 2000:10,985,567
                                                                      ----------

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)


                                                                                  November 30,                  August  31,
                                                                                          2000                        2000
                                                                                     ---------                   ---------
ASSETS                                                                               (Unaudited)
Current Assets
     Cash and cash equivalents                                                       $  12,659                   $  11,244
     Accounts receivable                                                                77,168                      80,872
     Inventories:
        Finished products                                                               18,736                      18,656
        Work in process                                                                 13,373                      14,624
        Raw materials                                                                   29,259                      26,816
                                                                                     ---------                   ---------
                                                                                        61,368                      60,096
     Other current assets                                                                6,411                       7,189
     Deferred taxes                                                                      7,455                       7,482
                                                                                     ---------                   ---------
          Total Current Assets                                                         165,061                     166,883
Goodwill and Other Intangible Assets                                                   200,835                     204,319
Deferred Taxes                                                                             888                       1,398
Other Assets                                                                             7,856                       7,675
Property, Plant and Equipment                                                          208,309                     207,123
     Less accumulated depreciation                                                      95,236                      91,719
                                                                                     ---------                   ---------
                                                                                       113,073                     115,404
                                                                                     ---------                   ---------
                                                                                     $ 487,713                   $ 495,679
                                                                                     =========                   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities

     Accounts payable                                                                $  30,012                   $  33,467
     Accrued expenses                                                                   46,027                      56,481
     Current portion of long-term debt                                                   1,581                       1,341
                                                                                     ---------                   ---------
          Total Current Liabilities                                                     77,620                      91,289
Long-Term Debt--Less Current Portion                                                   180,919                     176,523
Other Long-Term Liabilities                                                             52,207                      53,134
Minority Interest                                                                        7,538                       7,551
Shareholders' Equity:
     Common stock                                                                       28,212                      27,794
     Retained earnings                                                                 151,645                     147,664
     Accumulated other comprehensive loss                                              (10,428)                     (8,276)
                                                                                     ---------                   ---------
                                                                                       169,429                     167,182
                                                                                     ---------                   ---------
                                                                                     $ 487,713                   $ 495,679
                                                                                     =========                   =========


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

                                                                                         Three Months Ended
                                                                                            November 30,
                                                                                   -------------------------------
                                                                                     2000                    1999
                                                                                   -------                 -------

Net sales                                                                          $96,027                 $93,499
Cost of sales                                                                       62,837                  62,047
                                                                                   -------                 -------
Gross profit                                                                        33,190                  31,452

SG&A expenses                                                                       21,049                  20,844
Amortization expense                                                                 1,912                   1,982
Other                                                                                    0                     161
                                                                                   -------                 -------
                                                                                    10,229                   8,465
Interest expense                                                                     2,904                   3,247
                                                                                   -------                 -------
Income before income taxes and minority interest                                     7,325                   5,218
Income tax expense                                                                   2,489                   1,879
Minority interest                                                                      252                     273
                                                                                   -------                 -------
Net income                                                                         $ 4,584                 $ 3,066
                                                                                   =======                 =======

Net income per share:
     Basic                                                                         $  0.42                 $  0.28
                                                                                   =======                 =======

     Diluted                                                                       $  0.39                 $  0.27
                                                                                   =======                 =======


Dividends per share:
     Declared                                                                      $ 0.055                 $ 0.055
                                                                                   =======                 =======

     Paid                                                                          $ 0.055                 $ 0.055
                                                                                   =======                 =======


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                       Three Months Ended
                                                                                           November 30,
                                                                                  -----------------------------
                                                                                    2000                 1999
                                                                                  --------             --------
Operating Activities:

      Net income                                                                  $  4,584             $  3,066
      Adjustments to reconcile net income to net cash and
         cash equivalents used by operating activities:
            Depreciation                                                             4,079                4,518
            Amortization                                                             1,912                1,982
            Changes in operating assets and liabilities:
                Accounts receivable                                                  1,971               (3,102)
                Inventories                                                         (2,540)              (2,134)
                Accounts payable                                                    (2,843)              (1,965)
                Accrued expenses                                                    (9,733)              (4,173)
                Other                                                                1,761                  371
                                                                                  --------             --------
Net Cash and Cash Equivalents Used by Operating Activities                            (809)              (1,437)

Investing Activities:
      Capital expenditures, net of nominal disposals                                (2,964)              (1,832)

Financing Activities:
      Proceeds from debt borrowings                                                 10,558                6,514
      Payments of long-term debt                                                    (5,185)              (1,409)
      Proceeds from sale of common stock                                               418                  279
      Purchase of common stock and convertible subordinated notes                        0               (2,041)
      Dividends paid                                                                  (603)                (603)
                                                                                  --------             --------
Net Cash and Cash Equivalents Provided by Financing Activities                       5,188                2,740
                                                                                  --------             --------
Increase (Decrease) in Cash and Cash Equivalents                                     1,415                 (529)
Cash and Cash Equivalents at Beginning of Period                                    11,244                8,901
                                                                                  --------             --------
Cash and Cash Equivalents at End of Period                                        $ 12,659             $  8,372
                                                                                  ========             ========


See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 2000
(Unaudited)

NOTE 1--PREPARATION OF FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries ("Company") contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of November 30, 2000, and August 31, 2000, and the results of their operations and cash flows for the three month periods ended November 30, 2000 and 1999. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

NOTE 2--NET INCOME PER SHARE

                                                                      Three Months Ended
                                                                         November 30,
                                                              ---------------------------------
                                                                  2000                   1999
                                                                -------                 -------
                                                                (In thousands, except per
                                                                       share data)
Numerator:
     Basic:
        Net income                                              $ 4,584                 $ 3,066
        Effect of dilutive securities:
           Convertible debt interest                                582                     629
                                                                -------                 -------
     Income attributable to diluted shares                      $ 5,166                 $ 3,695
                                                                =======                 =======
Denominator:
     Basic:
        Weighted average shares                                  10,973                  10,945
        Effect of dilutive securities:
           Convertible debt                                       2,191                   2,367
           Dilutive options and restricted shares                   208                     207
                                                                -------                 -------
     Diluted shares                                              13,372                  13,519
                                                                =======                 =======

Basic net income per share                                      $  0.42                 $  0.28
                                                                =======                 =======
Diluted net income per share                                    $  0.39                 $  0.27
                                                                =======                 =======

NOTE 3 - INCOME STATEMENT INFORMATION

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





                                                                                            (In thousands)
                                                                                           ----------------
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

As of August 31, 2000, the employee related costs and the holding and other costs have been paid in full. Following is a progression of the environmental costs related to closure of the facility:

                                                                                               Environmental
                                                                                                       costs
                                                                                              --------------
                                                                                              (In thousands)
Liability at August 31, 2000                                                                            $836
Cash payments made                                                                                        43
                                                                                                        ----
Liability at November 30, 2000                                                                          $793
                                                                                                        ====

Due to ongoing monitoring requirements, the remaining liability for environmental costs is expected to be paid over a period of five to ten years.

The Company incurred additional expenses relating to the Fairfield plant closure of $161,000 in the three month period ended November 30, 1999. These costs were for employee transfers, equipment relocation and training of new employees at the Texas facility.

NOTE 4--LONG-TERM DEBT

                                                                                           November 30, 2000
                                                                                           -----------------
                                                                                             (In thousands)
Senior debt:
    Revolving credit loan                                                                           $ 17,569
    Senior notes                                                                                     100,000
    Other                                                                                              5,240
6.50% Convertible subordinated notes                                                                  59,691
                                                                                                    --------
Total debt                                                                                           182,500
Less current portion                                                                                   1,581
                                                                                                    --------
                                                                                                    $180,919
                                                                                                    ========

The Company's Bank Credit Agreement ("Agreement") provides that the Company may borrow on a revolving credit basis up to a maximum of $150,000,000. All outstanding amounts under the Agreement are due and payable on November 25, 2002. Interest is variable based upon formulas tied to LIBOR or prime, at the Company's option, and is payable at least quarterly. At November 30, 2000, the weighted average interest rate for amounts outstanding under the Agreement was 5.91%. The outstanding amount is primarily an Italian Lira based borrowing in Italy. Indebtedness under the Agreement is unsecured, except for guarantees by the Company's U.S. subsidiaries, the pledge of the stock of the Company's U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. At November 30, 2000, the Company has available borrowings of $74,000,000 under the Agreement.

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

NOTE 5--INCOME TAXES

The estimated annual effective tax rates were 34% and 36% for the first quarter of fiscal 2001 and fiscal 2000, respectively.

NOTE 6--COMPREHENSIVE INCOME

                                                              Three Months Ended
                                                                  November 30,
                                                        --------------------------------
                                                          2000                     1999
                                                        -------                  -------
                                                                 (In thousands)

Net income                                              $ 4,584                  $ 3,066
Other comprehensive income:
     Foreign currency translation                        (2,152)                    (883)
     Recognition of minimum pension liability                 0                        0
                                                        -------                  -------

Comprehensive income                                    $ 2,432                  $ 2,183
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

                                                    Three Months Ended
                                                       November 30,
                                            -----------------------------------
                                              2000                        1999
                                            --------                    --------
                                                      (In thousands)
Unaffiliated customer sales:
     Process systems                        $ 70,546                    $ 75,878
     Energy systems                           25,481                      17,621
                                            --------                    --------

     Total                                  $ 96,027                    $ 93,499
                                            ========                    ========

IBIT:
     Process systems                        $  6,606                    $  8,811
     Energy systems                            5,857                       2,151
     Corporate and eliminations               (2,234)                     (2,497)
                                            --------                    --------

     Total                                  $ 10,229                    $  8,465
                                            ========                    ========


NOTE 8--NEW ACCOUNTING STANDARD

The Securities Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition. This pronouncement is not required to be adopted by the Company until its fourth quarter of fiscal 2001. The Company anticipates no material impact from adopting this pronouncement.

PART I--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following tables present the components of the Company's consolidated income statement and segment information for the first quarter of fiscal 2001 and 2000.

                                                              Three Months Ended
                                                                 November 30,
                                                     --------------------------------
Consolidated:                                              2000               1999
                                                     -------------         ----------
     Net Sales                                             100.0  %           100.0  %
     Cost of sales                                          65.4               66.4
                                                      ------------         ----------
     Gross profit                                           34.6               33.6
     SG&A expenses                                          21.9               22.3
     Amortization                                            2.0                2.1
     Other                                                   0.0                 .1
                                                      ------------         ----------
     IBIT                                                   10.7  %             9.1  %
                                                      ============         ==========

                                                              Three Months Ended
                                                                 November 30,
                                                -------------------------------------
Segment:                                                   2000               1999
                                                -------------------------------------
    Process systems:                                            (In thousands)
       Sales                                             $70,546            $75,878
       IBIT                                                6,606              8,811
       %                                                     9.4  %            11.6  %

    Energy systems:
       Sales                                              $25,481           $17,621
       IBIT                                                 5,857             2,151
       %                                                     23.0 %            12.2  %


First quarter of fiscal 2001 and 2000

         Net sales for the first quarter of fiscal 2001 were $96.0 million compared to $93.5 million in the prior year, an increase of $2.5 million or 2.7% over the same period of the prior year.

         The Process Systems segment had sales of $70.5 million in the first quarter of fiscal 2001 compared to $75.9 million in fiscal 2000. The weakening of the euro, and to a lesser extent the British pound sterling, against the U.S. dollar had a negative translation effect on sales for the first quarter of $5.0 million. In addition, prices in the Company's U.K. operations have declined 15%-20%, or $.5 million to $.7 million, from a year ago levels to remain competitive with continental European competitors. Incoming orders in this segment were $77.3 million in the first quarter of fiscal 2001 compared to $87.3 million in the first quarter of fiscal 2000. The impact of currency exchange rates caused a negative translation effect on orders of $6.0 million in the first quarter. Backlog in this segment increased to $79.4 million at the end of the first quarter of fiscal 2001 from $72.8 million at August 31, 2000.

         The Energy Systems segment had sales of $25.5 million in the first quarter of fiscal 2001 compared to $17.6 million in fiscal 2000, an increase of $7.9 million or 44.6%. High crude oil and natural gas prices have spurred an increase in exploration and production activities versus the first quarter of fiscal 2000. Incoming orders in this segment improved to $28.3 million in the first quarter of fiscal 2001, compared to $20.1 million in the first quarter of fiscal 2000. Backlog increased to $10.5 million at the end of the first quarter of fiscal 2001 from $7.6 million at August 31, 2000.

         The gross margin percentage increased to 34.6% from 33.6% in the first quarter of fiscal 2000. This increase is driven by higher sales volumes in the Energy Systems segment which has gross margins of approximately 40%. Offsetting this is lower selling prices in the U.K., and a higher content of lower margin municipal projects. Finally the weakening European currencies against the dollar caused a negative translation effect of $.6 million in the first quarter of fiscal 2001.

         SG&A expenses increased by $.2 million but decreased from 22.3% to 21.9% as a percentage of sales. The percentage decrease is due to the savings from reduced employment levels and severance actions taken in the Process Systems segment in fiscal 1999 as well as cost savings from the Fairfield, CA, plant closure and administrative consolidation in the Energy Systems segment.

         In fiscal 2000, other expense is from ongoing costs to close and transfer the operations of the Fairfield, CA, manufacturing plant.

         Interest expense decreased from $3.2 million in the first quarter of fiscal 2000 to $2.9 million in the first quarter of fiscal 2000. This was due to lower average debt levels, offset slightly by higher interest rates on the Company's variable rate debt.

         The effective tax rate is 34.0% in fiscal 2001 compared to 36.0% in fiscal 2000. The decrease results from increased benefit of the Foreign Sales Corporation tax incentive driven by increased Energy Systems' exports.

         The increase in net income and diluted net income per share can be attributed to the recovery in the Energy Systems business. However, the translation effect of the European currencies into the dollar reduced diluted net income per share for the quarter by $0.03 compared to first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Cash uses in the first three months of fiscal 2001 were $5.3 million in semi-annual interest payments due on the Company's Senior Notes and Convertible Subordinated Notes, $4.0 million for variable pay plans, $2.0 million in income tax payments (all included in accrued expenses) and $3.0 million for capital expenditures. Cash generated from operations and net borrowings under the Company's revolving credit loan funded these cash uses.

         Cash uses in the first three months of fiscal 2000 were $5.5 million in semi-annual interest payments due on the Company's Senior Notes and Convertible Subordinated Notes (included in accrued expenses), $2.0 million to purchase Company stock and Convertible Subordinated Notes under the fiscal 2000 share buyback program and $1.8 million for capital expenditures. Cash generated from operations and net borrowings under the Company's revolving credit loan funded these cash uses.

         The Company expects operating cash flow to be adequate for the remainder of fiscal year 2001 operating needs, scheduled debt service and shareholder dividend requirements. The major cash requirement for the remainder of fiscal 2001 is planned capital expenditures of approximately $14.5 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

MARKET RISK

         In its normal operations the Company has market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in the Company's exposure to these risks, which has been previously disclosed.

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Report contains various forward-looking statements. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements related to growth, operating margin performance, net income per share or statements expressing general opinions about future operating results, are forward-looking statements.

         These forward-looking statements and performance trends are subject to certain risks and uncertainties that could cause actual results to differ materially from those statements and trends. Such factors include, but are not limited to, a significant decline in capital expenditure levels in the Company's served markets, a major decline in oil and gas prices, foreign exchange rate fluctuations, continued availability of acceptable acquisition candidates and general economic conditions that affect demand in the process industries. Any forward-looking statements are made based on known events and circumstances at the time. The Company undertakes no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

PART II--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  a)       See Index to Exhibits


                  b) Reports on Form 8-K. During the quarter ended November 30, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ROBBINS & MYERS, INC.
                                     -------------------------------------------








DATE:   JANUARY 12, 2001         BY   /S/ KEVIN J. BROWN
      ----------------------         -------------------------------------------
                                      KEVIN J. BROWN

                                      VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                      (PRINCIPAL FINANCIAL OFFICER)






DATE:   JANUARY 12, 2001         BY   /S/ THOMAS J. SCHOCKMAN
      ----------------------         -------------------------------------------
                                      THOMAS J. SCHOCKMAN

                                      CORPORATE CONTROLLER

                                      (PRINCIPAL ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS
                                -----------------



(27)     FINANCIAL DATA SCHEDULE                                    *


------------


* Filed herewith