Form 10-Q
period 2001-02-28
ROBBINS & MYERS INC
filed 2001-04-16
CIK 84290

CONSOLIDATED CONDENSED BALANCE SHEET
CONSOLIDATED CONDENSED INCOME STATEMENT
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
Part II—Other Information
SIGNATURES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2001 Commission File Number 0-288

Robbins & Myers, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Kettering Tower, Dayton, Ohio	45423

(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number including area code (937) 222-2610

None

Former name, former address and former fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X    NO

Common shares, without par value, outstanding as of February 28, 2001:11,063,112

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	February 28,	August 31,
	2001	2000

ASSETS	(Unaudited )

Current Assets:

Cash and cash equivalents	$13,184	$11,244

Accounts receivable	78,955	80,872

Inventories:

Finished products	21,519	18,656

Work in process	14,552	14,624

Raw materials	30,615	26,816

	66,686	60,096

Other current assets	8,047	7,189

Deferred taxes	7,474	7,482

Total Current Assets	174,346	166,883

Goodwill and Other Intangible Assets	202,863	204,319

Deferred Taxes	1,112	1,398

Other Assets	7,600	7,675

Property, Plant and Equipment	215,807	207,123

Less accumulated depreciation	100,799	91,719

	115,008	115,404

	$500,929	$495,679

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$30,521	$33,467

Accrued expenses	50,570	56,481

Current portion of long-term debt	2,290	1,341

Total Current Liabilities	83,381	91,289

Long-Term Debt—Less Current Portion	180,733	176,523

Other Long-Term Liabilities	53,066	53,134

Minority Interest	7,849	7,551

Shareholders’ Equity:

Common stock	29,311	27,794

Retained earnings	155,679	147,664

Accumulated other comprehensive loss	(9,090)	(8,276)

	175,900	167,182

	$500,929	$495,679

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended

	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,

	2001	2000	2001	2000

Net sales	$104,244	$95,770	$200,271	$189,269

Cost of sales	69,306	61,964	132,143	124,011

Gross profit	34,938	33,806	68,128	65,258

SG&A expenses	22,443	22,385	43,492	43,229

Amortization expense	2,016	1,979	3,928	3,961

Other	(25)	132	(25)	293

	10,504	9,310	20,733	17,775

Interest expense	3,059	3,319	5,963	6,566

Income before income taxes and minority interest	7,445	5,991	14,770	11,209

Income tax expense	2,531	2,157	5,020	4,036

Minority interest	275	403	527	676

Net income	$4,639	$3,431	$9,223	$6,497

Net income per share:

Basic	$0.42	$0.31	$0.84	$0.59

Diluted	$0.39	$0.30	$0.78	$0.57

Dividends per share:

Declared	$0.055	$0.055	$0.110	$0.110

Paid	$0.055	$0.055	$0.110	$0.110

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	Feb. 28,	Feb. 29,

	2001	2000

Operating Activities:

Net income	$9,223	$6,497

Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:

Depreciation	8,235	8,850

Amortization	3,928	3,961

Changes in operating assets and liabilities:

Accounts receivable	1,859	(1,110)

Inventories	(6,416)	(5,874)

Accounts payable	(3,011)	(206)

Accrued expenses	(5,971)	980

Other	(684)	455

Net Cash and Cash Equivalents Provided by Operating Activities	7,163	13,553

Investing Activities:

Capital expenditures, net of nominal disposals	(7,550)	(9,110)

Purchase of Rodec	(2,763)	0

Net Cash and Cash Equivalents Used by Investing Activities	(10,313)	(9,110)

Financing Activities:

Proceeds from debt borrowings	21,636	5,864

Payments of long-term debt	(16,855)	(6,112)

Proceeds from sale of common stock	1,517	667

Purchase of common stock and convertible subordinated notes	0	(3,205)

Dividends paid	(1,208)	(1,204)

Net Cash and Cash Equivalents Provided (Used) by Financing Activities	5,090	(3,990)

Increase in Cash and Cash Equivalents	1,940	453

Cash and Cash Equivalents at Beginning of Period	11,244	8,901

Cash and Cash Equivalents at End of Period	$13,184	$9,354

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
February 28, 2001
(Unaudited)

NOTE 1—Preparation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“Company”) contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of February 28, 2001, and August 31, 2000, the results of their operations for the three and six month periods ended February 28, 2001, and February 29, 2000, and their cash flows for the six month periods ended February 28, 2001, and February 29, 2000. All intercompany transactions have been eliminated.

NOTE 2—Acquisition

On December 12, 2000 the Company acquired certain assets of Campbell Industries Ltd. (DBA Rodec Tubing Rotors) (“Rodec”) for $2,763,000. Rodec is a Canandian company that designs, manufactures, and markets oil and gas production equipment including artificial lift accessories and down-hole tools.

NOTE 3—Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended

	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,

	2001	2000	2001	2000

	(In thousands, except per share amounts)
Numerator:

Basic:

Net income	$4,639	$3,431	$9,223	$6,497

Effect of dilutive securities:

Convertible debt interest	582	620	1,164	1,249

Income attributable to diluted shares	$5,221	$4,051	$10,387	$7,746

Denominator:

Basic:

Weighted average shares	11,014	10,938	10,991	10,942

Effect of dilutive securities:

Convertible debt	2,191	2,333	2,191	2,350

Dilutive options and restricted shares	206	180	206	194

Diluted shares	13,411	13,451	13,388	13,486

Basic net income per share	$0.42	$0.31	$0.84	$0.59

Diluted net income per share	$0.39	$0.30	$0.78	$0.57

NOTE 4 — Income Statement Information

In fiscal 1999, due to the downturn in the Company’s Energy Systems business segment, the Company analyzed its capacity requirements for these products. As a result, on February 10, 1999, the Company recorded a charge of $4,200,000 for the closure and relocation of the Company’s Fairfield, California, manufacturing operations. As of August 31, 2000, all costs except for environmental costs related to the closure of the facility have been paid in full. Following is a progression of the environmental cost liability:

Environmental costs

(In thousands)
Liability at August 31, 2000	$836

Cash payments made	(51)

Change in estimated liability	(550)

Liability at February 28, 2001	$235

Due to the Company’s remediation efforts to date and ongoing discussions with the California Environmental Protection Agency (“EPA”) the Company has reduced the estimated liability by $550,000 as of February 28, 2001. The timing of payments for the remaining liability for environmental costs is dependent on the final ruling by the California EPA. The Company estimates that the payment period will not exceed five years.

The Company incurred additional expenses relating to the Fairfield plant closure of $132,000 and $293,000 in the three and six month periods ended November 30, 1999 and February 29, 2000, respectively. These costs were for employee transfers, equipment relocation and training of new employees at the Texas facility.

In an unrelated transaction, during the quarter ending February 28, 2001 the Company paid $525,000 in settlement of its portion of environmental remediation costs at a facility formerly leased by the Company.

NOTE 5—Long-Term Debt

February 28, 2001

(In thousands)
Senior debt:

Revolving credit loan	$18,469

Senior notes	100,000

Other	4,863

6.50% Convertible subordinated notes	59,691

Total debt	183,023

Less current portion	2,290

$180,733

The Company’s Bank Credit Agreement (“Agreement”) provides that the Company may borrow on a revolving credit basis up to a maximum of $150,000,000. All outstanding amounts under the Agreement are due and payable on November 25, 2002. Interest is variable based upon formulas tied to LIBOR or prime, at the Company’s option, and is payable at least quarterly. At February 28, 2001, the weighted average interest rate for amounts outstanding under the Agreement was 5.37%. The outstanding amount is primarily an Italian Lira based borrowing in Italy. Indebtedness under the Agreement is unsecured, except for guarantees by the Company’s U.S. subsidiaries, the pledge of the stock of the Company’s U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. At February 28, 2001, the Company has available borrowings of approximately $100,000,000 under the Agreement.

The Company has $100,000,000 of Senior Notes (“Senior Notes”) issued in two series. Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and is due May 1, 2008, and Series B in the principal amount of $30,000,000 has an interest rate 6.84% and is due May 1, 2010. Interest is payable semi-annually on May 1 and November 1.

The above agreements have certain restrictive covenants including limitations on cash dividends, treasury stock purchases and capital expenditures and minimum requirements for interest coverage and leverage ratios. The amount of cash dividends and treasury stock purchases, other than in relation to stock option exercises, the Company may incur in each fiscal year is restricted to the greater of $2,500,000 or 50% of the

Company’s consolidated net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year.

The Company has $59,691,000 of 6.50% Convertible Subordinated Notes Due 2003 (“Subordinated Notes”). The Subordinated Notes are due on September 1, 2003, payable semi-annually on March 1 and September 1 and are convertible into common stock at a rate of $27.25 per share. Holders may convert at any time until maturity and the Company may call for redemption at a price ranging from the current price of 102.17% to 100% in fiscal 2003 and thereafter. The Notes are subordinated to all other indebtedness of the Company.

NOTE 6—Income Taxes

The estimated annual effective tax rates were 34% for the three and six month periods of fiscal 2001 and 36% for the three and six months periods of fiscal 2000.

NOTE 7—Comprehensive Income

	Three Months Ended		Six Months Ended

	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,

	2001	2000	2001	2000

	(In thousands)
Net income	$4,639	$3,431	$9,223	$6,497

Other comprehensive income:

Foreign currency translation	1,338	(360)	(814)	(1,243)

Comprehensive income	$5,977	$3,071	$8,409	$5,254

NOTE 8—Business Segments

      Sales and Income before Interest and Taxes (“IBIT”) by operating segment are presented in the following table. There has been no change in the presentation basis or measurement of segment information from the prior year end. Intersegment sales are immaterial and there is no material change in segment assets since the prior year end.

	Three Months Ended		Six Months Ended

	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2001	2000	2001	2000

	(In thousands)
Unaffiliated customer sales:

Process systems	$75,778	$75,354	$146,324	$151,232

Energy systems	28,466	20,416	53,947	38,037

Total	$104,244	$95,770	$200,271	$189,269

IBIT:

Process Systems	$6,159	$8,226	$12,765	$17,037

Energy Systems	6,788	3,025	12,645	5,176

Corporate and eliminations	(2,443)	(1,941)	(4,677)	(4,438)

Total	$10,504	$9,310	$20,733	$17,775

NOTE 9—Subsequent Event

On April 16, 2001, the Company announced that it will consolidate operations in England, Mexico, and Asia-Pacific in order to strengthen its market presence and achieve a more effective channel to market. In addition, the Company will discontinue selective product offerings in the Chemineer and Moyno businesses in order to improve long-term competitive positioning through a more cost-effective product focus. In the third quarter the Company will incur a one-time charge of $2,300,000 with approximately $1,200,000 related to severance and other costs associated with the regional consolidations, and the balance related to discontinuing product offerings. There will be additional costs in the second half of fiscal 2001 of approximately $400,000 that will be expensed as incurred primarily for equipment relocation, marketing and employee training.

NOTE 10—New Accounting Standard

The Securities Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition. This pronouncement is not required to be adopted by the Company until its fourth quarter of fiscal 2001. The Company anticipates no material impact from adopting this pronouncement.

Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table presents the components of the Company’s consolidated income statement and segment information the three month and six month periods of fiscal 2001 and 2000.

	Three Months Ended		Six Months Ended

	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,

	2001	2000	2001	2000

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	66.5	64.7	66.0	65.5

Gross profit	33.5	35.3	34.0	34.5

SG&A expenses	21.5	23.4	21.7	22.8

Amortization	1.9	2.1	1.9	2.1

Other	0.0	0.1	0.0	0.2

IBIT	10.1%	9.7%	10.4%	9.4%

	Three Months Ended		Six Months Ended

	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,

	2001	2000	2001	2000

	(in thousands)
Segment

Process systems:

Sales	$75,778	$75,354	$146,324	$151,232

IBIT	6,159	8,226	12,765	17,037

%	8.1%	10.9%	8.7%	11.3%

Energy Systems:

Sales	$28,466	$20,416	$53,947	$38,037

IBIT	6,788	3,025	12,645	5,176

%	23.8%	14.8%	23.4%	13.6%

Net sales for the second quarter of fiscal 2001 were $104.2 million compared to $95.8 million, an increase of $8.4 million or 8.8% from the same period of the prior year. Year to date sales of $200.3 million increased $11.0 million or 5.8% from the same period of the prior year.

The Process Systems segment had sales of $75.8 million in the second quarter of fiscal 2001 compared to $75.4 million in fiscal 2000. Year to date sales of $146.3 million decreased $4.9 million or 3.2% from the same period of the prior year. Volume levels were slightly higher than last year; however, the weakening of the euro and to a lesser extent the British pound sterling, against the U.S. dollar had a negative translation effect on sales of $2.5 million in the second quarter and $7.0 million year to date. Capital spending in the specialty chemical market remains low as operating rates and profitability levels have been low. Incoming orders in this segment were $159.0 million in the first half of fiscal 2001 compared to $166.9 million in the first half of fiscal 2000, and $153.6 million in the second half of fiscal 2000. The improved orders versus the second half of fiscal 2000 are attributed to continued strength in the semiconductor and electronics markets. Backlog in this segment increased to $85.9 million at the end of the second quarter of fiscal 2001 from $72.8 million at August 31, 2000.

The Energy Systems segment had sales of $28.5 million in the second quarter of fiscal 2001 compared to $20.4 million in fiscal 2000, an increase of 39.7%. Year to date sales of $53.9 million increased $15.9 million or 41.8% from the same period of the prior year. These increases reflect the impact of higher crude oil and natural gas prices. This increase in prices has spurred an increase in exploration and production activities. Incoming orders in this segment improved to $57.9 million in the first half of fiscal 2001, compared to $43.3 million in the first half of fiscal 2000, and $49.2 million in the second half of fiscal 2000. Backlog increased to $11.6 million at the end of the second quarter of fiscal 2001 from $7.6 million at August 31, 2000.

The gross margin percentage decreased from 35.3% to 33.5% for the quarter and from 34.5% to 34.0% year to date from the prior year periods. The decrease in gross margin is attributed to lower pricing in the Process Systems segment due to softening in end user markets. In addition, the Company’s U.K. businesses have had to lower prices in order to maintain market share against continental Europe competitors. Higher energy costs also had a negative impact on gross margin. Finally, the weakened European currencies against the dollar caused a negative translation effect of $.2 million in the second quarter and $.8 million year to date.

SG&A expenses increased by $.1 million and $.3 million for the quarter and year to date periods ending February 28, 2001, but decreased as a percentage of sales from 23.4% to 21.5% for the second quarter and 22.8% to 21.7% year to date. The percentage decrease is due to the savings from reduced employment levels and severance actions taken in the Process Systems segment in fiscal 1999 as well as cost savings from the Fairfield, CA, plant closure and administrative consolidation in the Energy Systems segment.

In fiscal 2001, other expense is the net of a $.525 million payment to settle the Company’s portion of environmental remediation costs at a facility formerly leased by the Company and the reversal of $.550 million of the Company’s liability for the Fairfield facility environmental costs. In fiscal 2000, other expense is from ongoing costs to close and transfer the operations of the Fairfield, CA, manufacturing plant.

Interest expense decreased by $.3 million in the second quarter and $.6 million for the year. This was due to lower average debt levels.

The effective tax rate is 34.0% in fiscal 2001 compared to 36.0% in fiscal 2000. The decrease results from increased benefit of the Foreign Sales Corporation tax incentive driven by increased Energy Systems’ exports.

The increase in net income and diluted net income per share can be attributed to the recovery in the Energy Systems business. However, the translation effect of the European currencies into the dollar reduced diluted net income per share for the quarter by $0.01 and $0.04 for the year compared to fiscal 2000.

Liquidity and Capital Resources

Cash uses in the first six months of fiscal 2001 were $7.6 million for capital expenditures, and $2.8 million to purchase certain assets of Rodec. Cash generated from operations of $7.2 million and borrowings from the Company’s Bank Credit Agreement funded these cash uses.

Cash uses in the first six months of fiscal 2000 were $9.1 million for capital expenditures and , $3.2 million to purchase Company stock and Convertible Subordinated Notes under the fiscal 1999 share buyback program. Cash generated from operations of $13.6 million funded these cash uses and also was used to reduce debt by $.3 million.

The Company expects operating cash flow to be adequate for the remainder of fiscal year 2001 operating needs, capital expenditures, scheduled debt service and shareholder dividends. The major cash requirement for the remainder of fiscal 2001 is planned capital expenditures of approximately $10 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

Market Risk

In its normal operations the Company has market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in the Company’s exposure to these risks, which has been previously disclosed.

Forward-looking Statements

In addition to historical information, this Report contains various forward-looking statements. All statements which address performance, events or developments that we expect or anticipate will occur in the future, including statements related to growth, operating margin performance, net income per share or statements expressing general opinions about future operating results, are forward-looking statements.

These forward-looking statements and performance trends are subject to certain risks and uncertainties that could cause actual results to differ materially from those statements and trends. Such factors include, but are not limited to, a significant decline in capital expenditure levels in the Company’s served markets, a major decline in oil and gas prices, foreign exchange rate fluctuations, continued availability of acceptable acquisition candidates and general economic conditions that affect demand in the process industries. Forward-looking statements are made based on known events and circumstances at the time. The Company undertakes no obligation to update or revise any forward-looking statements to reflect events or circumstances that arise after the date of this Report.

Part II—Other Information

Item 4. Submission of Matters to a Vote of Security Holders

a)	The annual meeting of Shareholders of Robbins & Myers, Inc., (“Company”) was held on December 13, 2000.

b)	The Company’s Board of Directors is divided into two classes, with one class of directors elected at each annual meeting of shareholders. At the Annual Meeting on December 13, 2000 the following persons were elected directors of the Company for a term of office expiring at the annual meeting of shareholders to be held in 2002: Gerald L. Connelly, Thomas P. Loftis and Jerome F. Tatar. The other directors whose terms of office continued after the Annual Meeting are Robert J. Kegerreis, Ph.D, William D. Manning, Jr., Maynard H. Murch IV and John N. Taylor, Jr.

c)	At the Annual Meeting on December 13, 2000, two items were voted on by shareholders, namely:

1)	The election of directors in which, as noted above, Messrs. Connelly, Loftis and Tatar were elected:

	Votes For	Votes Withheld

Gerald L. Connelly	10,033,795	105,679

Thomas P. Loftis	10,042,435	97,039

Jerome F. Tatar	10,042,470	97,004

2)	Appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending August 31, 2001 was approved with 10,115,560 cast for approval, 21,570 against approval and 2,344 abstentions.

Item 6. Exhibits and Reports on Form 8-K

a)	See Index to Exhibits

b)	Reports on Form 8-K. During the quarter ended February 28, 2001, the Company did not file any reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.

DATE:	April 16, 2001	BY	/s/ Kevin J. Brown

Kevin J. Brown Vice President, Finance & CFO (Principal Financial Officer)

DATE:	April 16, 2001	BY	/s/ Thomas J. Schockman

Thomas J. Schockman Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

      None