Form 10-Q
period 2001-05-31
ROBBINS & MYERS INC
filed 2001-07-06
CIK 84290

FORM 10-Q
CONSOLIDATED CONDENSED BALANCE SHEET
CONSOLIDATED CONDENSED INCOME STATEMENT
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS May 31, 2001
Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II—Other Information
SIGNATURES
INDEX TO EXHIBITS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2001 Commission File Number 0-288

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES X      NO

Common shares, without par value, outstanding as of May 31, 2001: 11,107,274

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	May 31,	August 31,
	2001	2000

	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$13,123	$11,244

Accounts receivable	79,450	80,872

Inventories:

Finished products	19,835	18,656

Work in process	12,705	14,624

Raw materials	32,281	26,816

	64,821	60,096

Other current assets	7,055	7,189

Deferred taxes	7,441	7,482

Total Current Assets	171,890	166,883

Goodwill and Other Intangible Assets	200,528	204,319

Deferred Taxes	1,176	1,398

Other Assets	8,061	7,675

Property, Plant and Equipment	217,057	207,123

Less accumulated depreciation	103,137	91,719

	113,920	115,404

	$495,575	$495,679

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$29,864	$33,467

Accrued expenses	49,053	56,481

Current portion of long-term debt	832	1,341

Total Current Liabilities	79,749	91,289

Long-Term Debt—Less Current Portion	177,176	176,523

Other Long-Term Liabilities	52,354	53,134

Minority Interest	7,623	7,551

Shareholders’ Equity:

Common stock	30,140	27,794

Retained earnings	159,167	147,664

Accumulated other comprehensive loss	(10,634)	(8,276)

	178,673	167,182

	$495,575	$495,679

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended

	May 31,	May 31,	May 31,	May 31,

	2001	2000	2001	2000

Net sales	$113,177	$104,303	$313,448	$293,572

Cost of sales	76,804	67,218	208,947	191,229

Gross profit	36,373	37,085	104,501	102,343

SG&A expenses	23,156	22,661	66,648	65,890

Amortization expense	2,022	2,045	5,950	6,006

Other	1,341	102	1,316	395

Income before interest and taxes	9,854	12,277	30,587	30,052

Interest expense	3,169	3,478	9,132	10,044

Income before income taxes and minority interest	6,685	8,799	21,455	20,008

Income tax expense	2,273	3,168	7,293	7,204

Minority interest	311	257	838	933

Net income	$4,101	$5,374	$13,324	$11,871

Net income per share:

Basic	$0.37	$0.49	$1.21	$1.08

Diluted	$0.35	$0.45	$1.12	$1.02

Dividends per share:

Declared	$0.055	$0.055	$0.165	$0.165

Paid	$0.055	$0.055	$0.165	$0.165

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	May 31,	May 31,

	2001	2000

Operating Activities:

Net income	$13,324	$11,871

Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:

Depreciation	12,197	12,806

Amortization	5,950	6,006

Changes in operating assets and liabilities:

Accounts receivable	226	(2,186)

Inventories	(5,585)	(10,260)

Accounts payable	(3,196)	2,271

Accrued expenses	(6,591)	(2,308)

Other	(404)	3,446

Net Cash and Cash Equivalents Provided by Operating Activities	15,921	21,646

Investing Activities:

Capital expenditures, net of nominal disposals	(11,510)	(13,577)

Purchase of Rodec	(2,763)	0

Net Cash and Cash Equivalents Used by Investing Activities	(14,273)	(13,577)

Financing Activities:

Proceeds from debt borrowings	27,552	10,230

Payments of long-term debt	(27,787)	(9,105)

Proceeds from sale of common stock	2,287	855

Purchase of common stock and convertible subordinated notes	0	(6,169)

Dividends paid	(1,821)	(1,806)

Net Cash and Cash Equivalents Provided (Used) by Financing Activities	231	(5,995)

Increase in Cash and Cash Equivalents	1,879	2,074

Cash and Cash Equivalents at Beginning of Period	11,244	8,901

Cash and Cash Equivalents at End of Period	$13,123	$10,975

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 2001
(Unaudited)

NOTE 1—Preparation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“Company”) contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of May 31, 2001, and May 31, 2000, the results of their operations for the three and nine month periods ended May 31, 2001, and May 31, 2000, and their cash flows for the nine month periods ended May 31, 2001, and May 31, 2000. All intercompany transactions have been eliminated.

NOTE 2—Acquisition

On December 12, 2000 the Company acquired certain assets of Campbell Industries Ltd. (DBA Rodec Tubing Rotors) (“Rodec”) for $2,763,000. Rodec is a Canadian company that designs, manufactures, and markets oil and gas production equipment including artificial lift accessories and down-hole tools.

NOTE 3—Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended

	May 31,	May 31,	May 31,	May 31,

	2001	2000	2001	2000

	(In thousands, except per share amounts)
Numerator:

Basic:

Net income	$4,101	$5,374	$13,324	$11,871

Effect of dilutive securities:

Convertible debt interest	582	610	1,746	1,859

Income attributable to diluted shares	$4,683	$5,984	$15,070	$13,730

Denominator:

Basic:

Weighted average shares	11,090	10,948	11,028	10,944

Effect of dilutive securities:

Convertible debt	2,191	2,297	2,191	2,332

Dilutive options and restricted shares	194	179	200	170

Diluted shares	13,475	13,424	13,419	13,446

Basic net income per share	$0.37	$0.49	$1.21	$1.08

Diluted net income per share	$0.35	$0.45	$1.12	$1.02

NOTE 4 — Income Statement Information

On April 16, 2001, the Company announced that it will consolidate operations in England, Mexico, and Asia-Pacific in order to strengthen its market presence and achieve more effective channels to market. In addition, the Company will discontinue selective product offerings in the Chemineer and Moyno businesses in order to improve long-term competitive positioning through a more cost-effective product focus. In the third quarter the Company incurred a one-time charge of $2,300,000 with approximately $1,300,000 related to severance and other costs associated with the regional consolidations, and the balance related to inventory writedowns from discontinued product offerings. The severance and other costs have been paid as of May 31, 2001. There were additional costs in the third quarter of fiscal 2001 of $100,000 that were expensed as incurred primarily for equipment relocation, marketing and employee training.

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

Environmental
costs

(In thousands)
Liability at August 31, 2000	$836

Cash payments made	(64)

Change in estimated liability	(550)

Liability at May 31, 2001	$222

Due to the Company’s remediation efforts to date and ongoing discussions with the California Environmental Protection Agency (“CEPA”) the Company reduced the estimated liability by $550,000 in the second quarter of fiscal 2001. The timing of payments for the remaining liability for environmental costs is dependent on the final ruling by the CEPA. The Company estimates that the payment period will not exceed five years.

The Company incurred additional expenses relating to the Fairfield plant closure of $102,000 and $395,000 in the three and nine month periods ended May 31, 2000, respectively. These costs were for employee transfers, equipment relocation and training of new employees at the Texas facility.

In an unrelated transaction, during the second quarter of fiscal 2001 the Company paid $525,000 in settlement of its portion of environmental remediation costs at a facility formerly leased by the Company.

NOTE 5—Long-Term Debt

May 31,
2001

(In thousands)
Senior debt:

Revolving credit loan	$13,606

Senior notes	100,000

Other	4,711

6.50% Convertible subordinated notes	59,691

Total debt	178,008

Less current portion	832

$177,176

The Company’s Bank Credit Agreement (“Agreement”) provides that the Company may borrow on a revolving credit basis up to a maximum of $150,000,000. All outstanding amounts under the Agreement are due and payable on November 25, 2002. Interest is variable based upon formulas tied to LIBOR or prime, at the Company’s option, and is payable at least quarterly. At May 31, 2001, the weighted average interest rate for amounts outstanding under the Agreement was 5.14%. The outstanding amount is primarily an Italian Lira based borrowing in Italy. Indebtedness under the Agreement is unsecured, except for guarantees by the Company’s U.S. subsidiaries, the pledge of the stock of the Company’s U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. At May 31, 2001, the Company has available borrowings of approximately $100,000,000 under the Agreement.

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

NOTE 6—Income Taxes

The estimated annual effective tax rates were 34% for the three and nine month periods of fiscal 2001 and 36% for the three and nine months periods of fiscal 2000.

NOTE 7—Comprehensive Income

	Three Months Ended		Nine Months Ended

	May 31,	May 31,	May 31,	May 31,

	2001	2000	2001	2000

		(In thousands)
Net income	$4,101	$5,374	$13,324	$11,871

Other comprehensive income:

Foreign currency translation	(1,544)	(2,445)	(2,358)	(3,688)

Comprehensive income	$2,557	$2,929	$10,966	$8,183

NOTE 8—Business Segments

Sales and Income before Interest and Taxes (“IBIT”) by operating segment are presented in the following table. There has been no change in the presentation basis or measurement of segment information from the prior year end. Intersegment sales are immaterial and there is no material change in segment assets since the prior year end.

	Three Months Ended		Nine Months Ended

	May 31,	May 31,	May 31,	May 31,

	2001	2000	2001	2000

		(In thousands)
Unaffiliated customer sales:

Process systems	$83,491	$80,305	$229,815	$231,537

Energy systems	29,686	23,998	83,633	62,035

Total	$113,177	$104,303	$313,448	$293,572

IBIT:

Process Systems	$5,876	$9,495	$18,641	$26,532

Energy Systems	6,754	4,707	19,399	9,883

Corporate and eliminations	(2,776)	(1,925)	(7,453)	(6,363)

Total	$9,854	$12,277	$30,587	$30,052

NOTE 9—Subsequent Event

On June 12, 2001, the Company’s R&M Energy Systems unit acquired certain assets of Alberta Basic Industries (“ABI”) for $3,200,000. ABI is a Canadian manufacturer of down-hole tools for oil and gas production equipment with annual sales of approximately $3,000,000.

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

Results of Operations

The following table presents the components of the Company’s consolidated income statement and segment information for the three month and nine month periods of fiscal 2001 and 2000.

	Three Months Ended		Nine Months Ended

	May 31,	May 31,	May 31,	May 31,

	2001	2000	2001	2000

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	67.9	64.4	66.7	65.1

Gross profit	32.1	35.6	33.3	34.9

SG&A expenses	20.4	21.7	21.2	22.5

Amortization	1.8	2.0	1.9	2.1

Other	1.2	0.1	0.4	0.1

IBIT	8.7%	11.8%	9.8%	10.2%

	Three Months Ended		Nine Months Ended

	May 31,	May 31,	May 31,	May 31,

	2001	2000	2001	2000

		(in thousands)
Segment

Process systems:

Sales	$83,491	$80,305	$229,815	$231,537

IBIT	5,876	9,495	18,641	26,532

%	7.0%	11.8%	8.1%	11.5%

Energy Systems:

Sales	$29,686	$23,998	$83,633	$62,035

IBIT	6,754	4,707	19,399	9,883

%	22.8%	19.6%	23.2%	15.9%

Net sales for the third quarter of fiscal 2001 were $113.2 million compared to $104.3 million, an increase of $8.9 million or 8.5% from the same period of the prior year. Year to date sales of $313.4 million increased $19.9 million or 6.8% from the same period of the prior year.

The Process Systems segment had sales of $83.5 million in the third quarter of fiscal 2001 compared to $80.3 million in fiscal 2000. Year to date sales of $229.8 million decreased $1.7 million or .7% from the same period of the prior year. Volume levels were slightly higher than last year; however, the weakening of the euro and to a lesser extent the British pound sterling, against the U.S. dollar had a negative translation effect on sales of $2.9 million in the third quarter and $10.6 million year to date. Capital spending in the specialty chemical market remains low as operating rates and profitability levels have been low. Incoming orders in this segment were $240.7 million in the first nine months of fiscal 2001 compared to $247.3 million in the first nine months of fiscal 2000. The aforementioned weakening of the euro and British pound sterling had a negative translation effect on orders of $10.5 million year to date. Excluding this impact, the improved orders versus the first nine months of fiscal 2000 are attributed to strength in the semiconductor and electronics markets. Backlog in this segment increased to $83.6 million at the end of the third quarter of fiscal 2001 from $72.8 million at August 31, 2000.

The Energy Systems segment had sales of $29.7 million in the third quarter of fiscal 2001 compared to $24.0 million in fiscal 2000, an increase of 23.8%. Year to date sales of $83.6 million increased $21.6 million or 34.8% from the same period of the prior year. These increases reflect the impact of higher crude oil and natural gas prices. This increase in prices has spurred an increase in exploration and production activities. Incoming orders in this segment improved to $83.9 million in the first nine months of fiscal 2001, compared to $66.0 million in the first nine months of fiscal 2000. Backlog of $7.9 million at the end of the third quarter of fiscal 2001 is consistent with the backlog of $7.6 million at August 31, 2000.

The gross margin percentage decreased from 35.6% to 32.1% for the quarter and from 34.9% to 33.3% year to date from the prior year periods. Cost of sales includes one-time costs of $1.0 million relating to the Company’s Global Reorganization program. The costs are primarily inventory writedowns from discontinued product offerings. Without the one-time costs, the third quarter gross margin would be 33.0% and the year to date gross margin would be 33.7%. The decrease in gross margin is attributed to lower pricing in the Process Systems segment due to softening in end user markets. In addition, the Company’s U.K. businesses have had to lower prices in order to maintain market share against continental Europe competitors. Finally, the weakened European currencies against the dollar caused a negative translation effect of $.2 million in the third quarter and $.9 million year to date.

SG&A expenses increased by $.5 million and $.8 million for the quarter and year to date periods ending May 31, 2001, but decreased as a percentage of sales from 21.7% to 20.4% for the third quarter and 22.5% to 21.2% year to date. The percentage decrease is due to the savings from reduced employment levels and severance actions taken in the Process Systems segment in fiscal 1999 as well as cost savings from the Fairfield, CA, plant closure and administrative consolidation in the Energy Systems segment.

Other expense in the third quarter includes $1.3 million of one-time costs for the company’s Global Reorganization program and $.1 million of ongoing costs relating to that program for equipment relocation, marketing, and employee training. The one time costs are primarily for severance and other employee related costs. Year to date, other expense also includes a $.525 million payment to settle the Company’s portion of environmental remediation costs at a facility formerly leased by the Company and the reversal of $.550 million of the Company’s liability for the Fairfield facility environmental costs. In fiscal 2000, other expense is from ongoing costs to close and transfer the operations of the Fairfield, CA, manufacturing plant.

Interest expense decreased by $.3 million in the third quarter and $.9 million for the year. This was due to lower average debt levels.

The effective tax rate is 34.0% in fiscal 2001 compared to 36.0% in fiscal 2000. The decrease results from increased benefit of the Foreign Sales Corporation tax incentive driven by increased Energy Systems’ exports.

The one-time charges for the Company’s Global Reorganization program reduced third quarter and year to date net income and diluted net income per share by $1.6 million and $0.12, respectively. Excluding the one time charges, the increase in net income and diluted net income per share can be attributed to the recovery in the Energy Systems business. However, the translation effect of the European currencies into the dollar reduced diluted net income per share for the quarter by $0.01 and $0.05 for the year compared to fiscal 2000.

Liquidity and Capital Resources

Cash uses in the first nine months of fiscal 2001 were $11.5 million for capital expenditures, and $2.8 million to purchase certain assets of Rodec. Cash generated from operations of $15.9 million funded these cash uses.

Cash uses in the first nine months of fiscal 2000 were $13.6 million for capital expenditures and $6.2 million to purchase Company stock and Convertible Subordinated Notes under the fiscal 1999 share buyback program. Cash generated from operations of $21.6 million funded these cash uses.

The Company expects operating cash flow to be adequate for the remainder of fiscal year 2001 operating needs, capital expenditures, scheduled debt service and shareholder dividends. The major cash requirement for the remainder of fiscal 2001 is planned capital expenditures of approximately $5 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

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

Part II—Other Information

Item 6. Exhibits and Reports on Form 8-K

a)	See Index to Exhibits

b)	Reports on Form 8-K. During the quarter ended May 31, 2001, the Company did not file any reports on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.

DATE:	July 6, 2001	BY	/s/ Kevin J. Brown

Kevin J. Brown Vice President, Finance & CFO (Principal Financial Officer)

DATE:	July 6, 2001	BY	/s/ Thomas J. Schockman

Thomas J. Schockman Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

None