Form 10-K
period 2001-08-31
ROBBINS & MYERS INC
filed 2001-11-20
CIK 84290

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20459

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2001	Commission File Number 0-288

ROBBINS & MYERS, INC.
(Exact name of Registrant as specified in its charter)

OHIO	31-0424220

(State of incorporation)	(I.R.S. employer identification number)
1400 Kettering Tower, Dayton, Ohio	45423

Registrant’s telephone number, including area code:

(937) 222-2610

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class		which registered

(1)	Common Shares, without par value	New York
(2)	6 1/2 % Convertible Subordinated Notes, Due 2003	New York

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At the close of business on October 19, 2001

Number of Common Shares, without par value, outstanding	11,762,603
Aggregate market value of Common Shares, without par value, held by non-affiliates of the Company	$225,611,900

DOCUMENT INCORPORATED BY REFERENCE

     Robbins & Myers, Inc., Proxy Statement, dated November 8, 2001, for its Annual Meeting of Shareholders on December 12, 2001, definitive copies of the foregoing have been filed with the Commission. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

ITEM 1. BUSINESS

BACKGROUND

     Robbins & Myers, Inc., an Ohio corporation (the “Company”), designs, manufactures and markets on a global basis high-performance, specialized fluids management products for the pharmaceutical, energy, specialty chemical and general industrial markets. The Company has two business segments: Process Systems and Energy Systems. Within the Process Systems segment the Company’s primary product platforms are Reactor Systems, Industrial Mixers, Industrial Pump Products and Corrosion-Resistant Products. The following table presents the percentages of total sales for each segment and product platform:

	Year Ended August 31,

	2001	2000	1999

Reactor Systems	40.2%	45.2%	46.4%
Industrial Mixers	12.5	12.7	16.9
Industrial Pump Products	15.0	15.5	15.1
Corrosion Resistant Products	5.6	4.9	5.4

Total Process Systems Segment	73.3	78.3	83.8
Energy Systems Segment	26.7	21.7	16.2

	100.0%	100.0%	100.0%

     The Company has achieved a leading market share in each of its product platforms. The Company believes that it is first worldwide in Reactor Systems and in progressing cavity Industrial Pump Products, and second worldwide in Industrial Mixers. In addition, the Company’s Energy Systems segment has leading market positions in power sections, wellhead equipment, tubing rotators and rod guides and strong market positions in down-hole pump and closure products. The Company can provide customers with a wide array of products and systems in its Energy Systems segment. The Company also believes that its principal brand names, such as — Pfaudler®, Tycon Technoglass®, Moyno®, Chemineer®, Edlon® Hercules®, ABI®, Rodec® Resun® and Yale®, are well-known in the marketplace and are associated with quality products and extensive customer support, including product application engineering, state-of-the-art customer test facilities and strong aftermarket service and support.

     On August 31, 2001, the Company purchased the stock of Romaco N.V., a Netherland Antilles corporation (“Romaco”). The Romaco acquisition strengthens Robbins & Myers position as a leading supplier of critical equipment to the growing pharmaceutical market. As a result of the acquisition, the Company anticipates that the pharmaceutical market will represent approximately 40% of total sales.

     The Company markets its products globally to end users where the pumping, mixing, treatment, chemical processing, measurement and containment of gases, fluids and particulates are important elements in their production processes. The diverse industries with fluids management needs served by the Company’s products are pharmaceutical, specialty chemical, oil and gas exploration and production, wastewater treatment, food and beverage and pulp and paper.

     The Company primarily markets specialty products which are technically engineered. Individual projects are typically custom designed and bid to the customer’s specifications. Therefore, price is one basis of competition along with technical specifications and solutions, as well as quality, aftermarket support and delivery leadtime.

     The Company seeks to balance its mix of products and services and maintain overall stability in its operating results principally through higher margin aftermarket sales, broad international presence with manufacturing facilities in fourteen countries, and end user market diversification. Aftermarket sales accounted for 31% of total Company sales in fiscal 2001 and 33% in fiscal 2000. Sales to non-U.S. customers were 45% of total Company sales in fiscal 2001 and 48% in fiscal 2000.

     The Company seeks to continue to grow by (i) internal growth from the inherent growth of its end user markets, particularly longer-term, high-growth markets such as pharmaceutical, wastewater treatment, and oil and gas exploration and production, as well as new product introductions; (ii) exploiting acquisition opportunities for industry consolidation within existing markets, specifically the highly fragmented positive displacement pump and industrial mixer industries; (iii) expanding geographically, both internally and through acquisitions, into emerging markets such as China, the Asia-Pacific Rim, South America and Western Canada oilfields; and (iv) establishing new product lines through acquisitions of related fluids management products such as valves, seals, filters and grinders.

     The Company operates in two industry segments. Information concerning the Company’s sales, IBIT and identifiable assets by segment, and sales and identifiable assets by geographic area for the years ended August 31, 2001, 2000 and 1999 is set forth in Note 11 to the Consolidated Financial Statements included at Item 8 and is incorporated herein by reference.

Acquisitions

     On December 12, 2000 the Company acquired certain assets of Campbell Industries Ltd. (DBA Rodec Tubing Rotors) (“Rodec”) for $2,802,000. Rodec is a Canadian company that designs, manufactures, and markets oil and gas production equipment including artificial lift accessories and down-hole tools with annual sales of $3,000,000.

     On June 12, 2001, the Company acquired certain assets of Alberta Basic Industries (“ABI”) for $3,206,000. ABI is also a Canadian manufacturer of down-hole tools for oil and gas production equipment with annual sales of approximately $3,000,000.

     As previously mentioned, on August 31, 2001, the Company purchased the stock of Romaco. The initial purchase price was $95,238,000 and included cash, 600,000 shares of Robbins & Myers Common Stock, five-year subordinated notes and assumed debt. There is a deferred payment linked to Romaco’s sales and income performance for calendar year 2001. This additional payment would be $25,000,000 to $30,000,000 based on expected results for the full year and would be paid 50% in cash and 50% in five-year subordinated notes. Romaco is a leading supplier of processing and packaging equipment for the pharmaceutical, healthcare and cosmetics industries with fiscal year 2001 sales of $142,000,000.

PROCESS SYSTEMS

Reactor Systems

     The Company’s Reactor Systems business, consisting of its Pfaudler, Tycon and Technoglass brands, manufactures and sells glass-lined reactor and storage vessels, mixing systems and accessories, including instrumentation and piping. These products are principally used in the pharmaceutical, specialty chemical and agri-chemical end user markets. A reactor system performs critical functions in batch production processes by providing a temperature, agitation and pressure controlled environment for often complex chemical reactions. The glass-lined vessel is made by lining a specially constructed steel vessel with glass bonded to the inside steel surface. Substantial knowledge is required to properly manufacture a glass-lined vessel. Special glasses are used to both bond with the steel surface and provide an inert, corrosion-resistant surface that will not contaminate the materials in the vessel.

     The Reactor Systems business sells vessels with capacities between one and 15,000 gallons, which are generally custom-ordered and designed, and are often equipped with accessories such as drives, glass-lined agitators and baffles, and instruments. A fully equipped reactor can sell for up to $300,000. The Reactor Systems business also manufactures and sells glass-lined storage vessels with capacities up to 25,000 gallons to mostly the same customers that use glass-lined reactor systems. A complete system can consist of a complete processing plant, installed or skid mounted, including a process guarantee. Complete systems that the Company provides can sell for several million dollars. In 2001, Pfaudler introduced Pfaudler Pharmaglass PPG. This new glass is smoother, cleaner and more resistant than any other conventional glass type. The new glass is Pfaudler’s response to the market demand for equipment tailored to the manufacturing of pharmaceutical products, vitamins and fine chemicals. A summary of the Company’s Reactor Systems business follows:

	End User Markets

		%of	Major
Market Position	Markets	2001 Sales	Competitors	Principal Brands

#1	Pharmaceutical	46%	DeDietrich	Pfaudler®
	Specialty Chemicals	41%	Thale	Tycon®
	Agri-chemicals	8%		Technoglass®
	Other	5%		GPS®
				CRS®
				UGE®

     The Company believes that Pfaudler is the largest supplier of glass-lined reactor systems with DeDietrich of France being the next largest supplier. The Japanese suppliers largely supply only the Japanese market. Pfaudler manufactures its glass-lined reactor systems in seven countries, the U.S., Scotland, Germany, India, Brazil, Mexico and China. Tycon Technoglass glass-lined reactor systems are manufactured in Italy.

     While the Company has a global market share of over 50% in glass-lined reactors and storage vessels, it has a global market share of less than 10% in Reactor Systems. Expanding the market from vessels to reactor systems provides growth opportunities in products related to reactors in providing a complete system for customers.

Sales, Marketing and Distribution – Pfaudler and Tycon Technoglass glass-lined reactor systems, storage vessels and accessories are sold directly to customers by a Company-employed direct sales force of approximately 30 persons, approximately 20 of whom are based outside the United States, and more than 30 manufacturers’ representatives. Pfaudler and Tycon Technoglass are particularly focused on continuing to develop preferred supplier relationships with major pharmaceutical and specialty chemical companies, as these companies continue to expand their production operations in emerging markets.

Aftermarket Sales — Pfaudler has a large installed base of glass-lined vessels since it has been the leading supplier of these vessels for more than 50 years. Aftermarket products and services are an important part of Pfaudler’s sales and include field service, replacement parts, accessories and reconditioning used vessels. Glass-lined vessels require regular maintenance and care because of their harsh operating environments and strict purity requirements. The Company has expanded the aftermarket capabilities of Pfaudler to better meet the needs of its customers, as many customers are reducing their internal engineering staffs and outsourcing maintenance activities.

     Pfaudler also has two aftermarket businesses; Glasteel Parts and Service (“GPS”) and Chemical Reactor Services (“CRS”). GPS and CRS are the largest providers of aftermarket services for the installed base of glass-lined vessels, including the installed base of competitors, in the U.S. and U.K. markets.

     Pfaudler has a joint venture with Universal Process Equipment Inc. called Universal Glasteel Equipment (“UGE”) to refurbish and sell used, glass-lined vessels. For many customers, used vessels are a cost effective alternative to new vessels. They are more affordable, warranted with the same quality specifications and can often be delivered to a customer faster than a new vessel.

Competition — Pfaudler and Tycon Technoglass compete principally with DeDietrich in all world markets except Japan, China and India. Pfaudler has the leading market share in glass lined reactors and vessels and installed base in all the countries in which it operates facilities. Tycon Technoglass has the leading share in Italy and has a significant presence in Switzerland and Germany. DeDietrich has a dominant position in France, where its main facility is located, and a significant presence in other continental

European markets and the U.S. With the establishment of a direct sales and service organization in France in 1999, Pfaudler is increasing its market share in France.

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

Industrial Mixers

     Chemineer manufactures industrial mixers that range from fractional horsepower sizes to over 1,000 horsepower. Prices for mixers and agitators range from hundreds of dollars for small portable mixers to more than $1 million for large, customized mixers. A summary of the Company’s Industrial Mixers business follows:

	End User Markets

		%of	Major	Principal
Market Position	Markets	2001 Sales	Competitors	Brands

#2	Specialty Chemicals	50%	Lightnin’	Chemineer®
	Pharmaceutical	12%	Ekato	Kenics®
	Wastewater treatment	11%	Satake	Greerco®
	Pulp & Paper	6%	Philadelphia Mixer	Prochem®
	Other	21%

     Chemineer’s product line consists of top-entry, side-entry, gear-driven, belt-driven, high shear and static mixers. The Company’s Industrial Mixers are used in a variety of applications, ranging from simple storage tank agitation to critical applications in polymerization and fermentation processes.

     Chemineer products include several lines of high-quality turbine agitators. These gear-driven agitators are available in various sizes, a wide selection of mounting methods, and drive ranges from one to 1,000 horsepower. In 1999, Chemineer introduced two new agitation drive systems to complement the HT line. These were the GT parallel shaft agitator and the QED Plus worm gear agitator. In 2001, Chemineer has introduced another two new agitation drive systems. These were the DT small mixer, a line of fixed mounted, small mixers with drive ranges from one-half to five horsepower for less demanding applications, and the Chemineer XPress portable, a line of portable gear driven and direct drive mixers which can be clamp mounted to handle small batch mixing needs.

     Prochem industrial mixers are belt-driven, side-entry mixers used primarily in the pulp and paper and mineral process industries. Kenics mixers are continuous mixing and processing devices, with no moving parts, which are used in specialized static mixing and heat transfer applications. Static mixers in heat exchangers greatly increase the heat transfer process in certain applications. Greerco® mixers are high-shear mixers used primarily for paint, cosmetics, plastics and adhesive applications. Mixers are manufactured in Dayton, Ohio, North Andover, Massachusetts and Haverhill, Massachusetts in the U.S. and Derby, England and Mexico City, Mexico.

Sales, Marketing and Distribution — Chemineer industrial mixers are sold through regional sales offices and through a network of approximately 30 U.S. and 30 non-U.S. manufacturers’ representatives. Chemineer maintains regional sales offices for such equipment in Mexico, Canada, the U.K., Singapore, Taiwan, China and Korea.

Competition — The mixer equipment industry is highly competitive. Three companies account for a significant portion of U.S. sales, but compete with numerous smaller manufacturers. The Company believes that Chemineer’s application engineering know-how, diverse products, product quality and customer support allow it to compete effectively in the market place.

Industrial Pump Products

     Moyno manufactures and sells progressing cavity pumps and related products into the wastewater treatment, specialty chemicals, mining, oil, food and beverage, pulp and paper and general industrial end user markets. Prices range from several hundred dollars for small pumps to up to $200,000 for large pumps such as those used in wastewater treatment applications. A summary of the Company’s progressing cavity Industrial Pump Products business follows:

	End User Markets

		%of	Major	Principal
Market Position	Markets	2001 Sales	Competitors	Brands

#1	Wastewater Treatment	32%	Netzsch	Moyno®
	Specialty Chemicals	13%	Mono	R&M®
	Mining & Minerals	10%		Tri-Phaze®
	Food & Beverage	10%
	Pulp & Paper	10%
	Oil & Gas	12%
	Other	13%

     Progressing cavity technology involves utilizing a motor-driven, high-strength, single or multi-helix rotor within an elastomer-lined stator. The spaces between the helixes create continual cavities which enable the fluid to move from the suction end to the discharge end. The continuous seal creates positive displacement and an even flow regardless of the speed of the application. Progressing cavity pumps are versatile, as they can be positioned at any angle and can deliver flow in either direction without modification or accessories. As progressing cavity pumps have no valves, they are able to efficiently handle fluids ranging from high pressure water and shear sensitive materials to heavy, viscous, abrasive, solid-laden slurries and sludges. In 2001, Moyno introduced the HS2000 system which was selected by “Flow Control” magazine for its annual product innovation award. The Moyno HS2000 system is a cost-effective alternative to expensive, high-maintenance piston pumps or conveyors for dewatered sludge transfer in municipal wastewater treatment. The twin-screw feeder mechanism and optional slip injection system enable the HS2000 to handle semi-dry, high solids content material. Pumps are manufactured in Springfield, Ohio and there are pump assembly, sales and service centers in the U.K., Mexico and Singapore.

Sales, Marketing and Distribution — Industrial Pump Products are sold worldwide through approximately 35 U.S. and 30 non-U.S. distributors and 25 U.S. and 15 non-U.S. manufacturers’ representatives. These networks are managed by five regional sales offices in the U.S., one office in the U.K., one office in Mexico and one office in Singapore.

Competition — Moyno has a large installed base and a dominant market share in progressing cavity pumps in the U.S., and a smaller presence in Europe and Asia. While the Company believes Moyno is the world leader in the manufacture of progressing cavity pumps, the market is competitive and includes many different types of similar equipment and several competitors, none of which is dominant. In addition, there are several other types of positive displacement pumps including gear, lobe and air-operated diaphragm pumps that compete with progressing cavity pumps in certain applications.

Corrosion-Resistant Products

     Edlon manufactures and sells lined pipe and fittings, fluoropolymer coated and lined vessels for process equipment, fluoropolymer roll covers for paper machines and glass-lined reactor systems accessories. Edlon’s products are used principally in the specialty chemicals, pharmaceutical and semiconductor end user markets to provide corrosion protection and high purity fluid assurance, and in the paper industry for release applications. A summary of the Company’s Corrosion-Resistant Products business follows:

	End User Markets

		%of	Major	Principal
Market Position	Markets	2001 Sales	Competitors	Brands

N/A	Specialty Chemicals	65%	Resistoflex	Edlon®
	Electronics	12%	3P	PSI®
	Pulp & Paper	9%
	Pharmaceutical	4%
	Other	10%

     Edlon primarily competes by offering highly engineered products and products made for special needs that are not readily supplied by competitors. Edlon is able to compete effectively based on its extensive knowledge and application experience with fluoropolymers. In 2000, Edlon introduced newly designed storage tanks for de-ionized water and ultra pure chemicals, and expanded its range of products sold to the chip producers and waffer manufacturers in the high growth semiconductor industry. Products are made in Avondale, Pennsylvania, Charleston, West Virginia and Leven, Scotland.

Sales, Marketing and Distribution — Edlon® products are sold in the U.S. through both a distributor network for higher volume items such as lined pipe and fittings, and a direct sales force and sales representatives for lower volume products. Outside the U.S., products are sold through sales representatives except for the U.K., where products are sold through a direct sales force.

Aftermarket Sales — Edlon products do not typically have parts or components that routinely wear out or need replacement, and therefore aftermarket sales are insignificant.

ENERGY SYSTEMS

     R&M Energy Systems (“Energy Systems”) manufactures and sells a variety of specialized products to the oil and gas exploration and production markets. These products are principally used either down a well hole or at a wellhead. A summary of the Company’s Energy Systems business is as follows:

	End User Markets

		%of	Major	Principal
Market Position	Markets	2001 Sales	Competitors	Brands

N/A	Oil & Gas	93%	Halliburton	Moyno®
	Other	7%	Baker-Hughes	New Era®
			Weatherford	ABI®
			Telford	Rodec®
				Yale®
				Hamer®
				Hercules®
				Magnum®
				Resun®
				Staytite®

     Energy Systems sells a line of power sections and down-hole progressing cavity pumps, rod guides, wellhead products, tubing rotator products and closure products. Moyno power sections are used to drive the drill bit in horizontal and directional drilling applications, often with multiple wells drilled from a single location. Power sections utilize the same technology as is used in progressing cavity pumps. Down-hole pumps are used primarily to lift crude oil to the surface where there is not enough natural pressure and for dewatering gas wells. The largest oil and natural gas recovery markets that benefit from using downhole pumps are in Canada, the U.S., Venezuela, Indonesia and the Commonwealth of Independent States (“CIS”). Rod guides are placed on downhole rods used to pump oil to protect the rods and the production tubing from damage during operation and to enhance the flow of fluid to the surface. Wellhead products are used at the wellhead to control the flow of oil, gas and other material from the well. Tubing rotator products are an effective way of evenly distributing down-hole tubing wear in horizontal, directional and slant wells. Closure products are used in oil and gas pipelines for inspection and cleaning to allow access to a pipeline at selected intervals. These products are manufactured in three plants in Texas and several rod guide service centers located in the U.S. and Canadian oilfields. In addition, the Company operates a facility in Belgium that relines power section stators for the European aftermarket.

Sales, Marketing and Distribution — Power sections are sold directly to oilfield service companies through a sales office in Houston, Texas. Rod guides and certain wellhead equipment in the U.S. and Canada are sold through major national distributors and Company service centers in key oilfield locations. Energy Systems currently operates seven service centers in the U.S. and six service centers in Alberta, Canada.

Down-hole pumps in the U.S. are sold through three distributors, and several other distributors have been established in South America, the CIS and Asia. Down-hole pumps in Canada and Venezuela are sold through Company owned service centers. Wellhead products and closure products are also sold through distributor networks in the U.S., Canada and selected international markets.

Aftermarket Sales — Aftermarket sales are principally the relining of stators, a key component of power sections, down-hole pumps, drives and rod guides. Power section and down-hole pump rotors and rod guides wear out after regular usage, but replacement items are complete products so these items are not identifiable and cannot be classified as aftermarket sales.

Competition — Energy Systems is the leading manufacturer of power sections. A few potential customers have backward integrated and produce their own power sections. Energy Systems is also the leading supplier of rod guides, wellhead components and pipeline closure products and is the second leading supplier of down-hole progressing cavity pumps. While the oil and gas exploration and production marketplace is highly fragmented, Energy Systems believes that with its leading positions in these products, and with the introduction of new well drivehead products, it is positioned to be a full line supplier with the capability to provide customers with complete system sourcing.

     Oil and oil service companies, our customers, use the most advanced technologies available in the exploration and recovery of oil and gas. Therefore, new product innovation is critical to suppliers to this market. The Company continually develops new elastomer compounds as well as new stator manufacturing technologies for use in power sections and down-hole pumps in deeper wells and more adverse conditions. In addition, advanced wellhead equipment and rod guide designs and materials are being introduced that will improve the efficiency of well production.

ROMACO

     Romaco is a leading supplier of processing and packaging equipment for the pharmaceutical, healthcare and cosmetics industries. The business is headquartered in Monaco and has a global presence with manufacturing facilities in six countries as well as sales and service centers strategically located around the world.

     Romaco manufactures and markets a wide variety of equipment used by the pharmaceutical, healthcare and cosmetics industries. The product line includes processing equipment such as homogenizers, granulators and dryers, tablet presses, capsule fillers, tube fillers and tablet counters. In addition, Romaco manufactures strip and blister packaging equipment, cartoners, printing and labeling equipment and complete modular pharmaceutical factories.

End User Markets

		%of	Major	Principal
Market Position	Markets	2001 Sales	Competitors	Brands

N/A	Pharmaceutical	100%	IMA	Zanchetta®
			GEA	Frymakoruma®
			Bosch	Bosspak®
			IWKA	Macofar®
Index®
Siebler®
Unipac®
Laetus®
Noack®
HAPA®
Promatic®
IPM®

Sales, Marketing and Distribution — Romaco’s distribution network currently includes fifteen sales and service centers around the world. In the areas served by these centers, Romaco sells directly to end users through its own sales force. Representatives serve territories not covered by this network.

Aftermarket Sales — Romaco’s aftermarket sales were $35 million in fiscal 2001 or 25% of Romaco sales. Included in Romaco’s aftermarket sales are certain proprietary consumables such as inks and labels.

Competition — Romaco has a large installed base with a significant market share in Europe, and a smaller presence in the U.S. and Asia. While Romaco is a world leader in the manufacture of pharmaceutical equipment, the market is competitive and includes many different types of similar equipment and several competitors, none of which is dominant. In addition, there are several medium sized family owned companies, with a narrow range of products that compete with Romaco.

BACKLOG

     At August 31, 2001 and 2000, the Company’s order backlog was $143.5 million and $80.5 million respectively. The August 31, 2001 backlog includes the Romaco backlog of $61,500,000. Within the next twelve months the Company expects to ship all of its backlog. Sales of the Company’s products are not subject to material seasonal fluctuations.

CUSTOMERS

     Sales are not concentrated with any customer, as no customer represented more than 5% of sales in fiscal years 2001, 2000 or 1999.

RAW MATERIALS

     Raw materials are purchased from various vendors that generally are located in the same country as the Company facility using the raw materials. The supply of raw materials and components has been adequate and available without significant delivery delays. No events are known or anticipated that would change the sources and availability of raw materials. No supplier provides more than 5% of the Company’s raw materials.

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

     During fiscal 2001, the Company spent approximately $2.2 million on research and development activities compared to $1.8 million in fiscal 2000 and $2.2 million in fiscal 1999.

     Compliance with federal, state and local laws regulating the discharge of materials into the environment is not anticipated to have any material effect upon the capital expenditures, earnings or competitive position of the Company.

     At August 31, 2001, the Company had 4,334 employees, which included approximately 600 at majority-owned joint ventures. Approximately 900 of these employees were covered by collective bargaining agreements at various locations. In fiscal year 2002, the company has no labor contracts expiring. A labor agreement was reached with the employees of Chemineer’s principal manufacturing facility in October 2000 and extends to March of 2004. A labor agreement was reached with the employees of Moyno’s principal manufacturing facility in August 2001 and extends to February 2005. A labor agreement was reached with the employees of Pfaudler’s facility in Rochester, New York in September 2001 and extends to September 2004. The Company considers labor relations at each of its locations to be good.

ITEM 2. PROPERTIES

Facilities

     The Company’s executive offices are located in Dayton, Ohio. The executive offices are leased and occupy approximately 10,000 square feet. Set forth below is certain information relating to the Company’s principal operating facilities.

	Square		Products Manufactured or
Location	Footage		Other Use of Facility

North and South America:
Rochester, New York	500,000		Reactor Systems
Springfield, Ohio	275,000		Industrial Pump Products
Dayton, Ohio	160,000		Industrial Mixers
Borger, Texas	115,000		Wellhead products for Energy Systems
Willis, Texas	110,000		Down-hole pumps and power sections for Energy Systems
Mexico City, Mexico	110,000		Reactor Systems
Taubate, Brazil	100,000		Reactor Systems
Charleston, West Virginia	100,000		Corrosion-Resistant Products
Tomball, Texas	75,000		Valves and closures for Energy Systems
Avondale, Pennsylvania	50,000		Corrosion-Resistant Products
North Andover, Massachusetts	30,000	(1)	Industrial Mixers
Sao Jose Dos Campos, Brazil	30,000		Reactor Systems
Edmonton, Alberta, Canada	25,000 to	(2)	Energy Systems, including two service centers
2 plants	30,000 each	(1)
Haverhill, Massachusetts	10,000	(1)	Industrial Mixers
Rochester, New York	10,000	(1)	Reactor Systems
Pequannock, New Jersey	62,000	(1)	Index equipment

Europe:
Schwetzingen, Germany	400,000		Reactor Systems
Leven, Scotland	240,000		Reactor Systems and Corrosion-Resistant Products
Quarto D’Altino, Italy	120,000		Reactor Systems
San Donà di Piave, Italy	90,000		Reactor Systems
Bilston, England	50,000		Reactor Systems
Derby, England	20,000	(1)	Industrial Mixers
Petit-Rechain, Belgium	15,000		Power sections for Energy Systems
Kearsley, England	15,000		Reactor Systems
Bolton, England	15,000		Reactor Systems
Southampton, England	10,000	(1)	Industrial Pump Products
Campbridgeshire, England	8,500		Distribution Center-Romaco Products
D’Agen, France	15,000	(1)(5)	Manufacture of Pharma Modules
Alsbach — Hahnlein, Germany	21,000		Laetus equipment
Remschingen, Germany	61,000		Siebler equipment
Karlsruhe, Germany	47,000		Horn & Noack equipment
Neuenburg, Germany	70,000		Frymakoruma equipment

	Square		Products Manufactured or
Location	Footage		Other Use of Facility

Bologna, Italy	44,000		Macofar equipment
Bologna, Italy	11,000		Promatic equipment
Milanese, Italy	15,000		Unipac equipment
Milano, Italy	52,000		Zanchetta equipment
Volketswil, Switzerland	50,000		HAPA equipment
Rheinfenden, Switzerland	115,000		Frymakoruma equipment

Australia
Tingalpa, Brisbane	24,000	(1)(3)	Bosspak equipment

Asia:
Gujurat, India	350,000	(3)	Reactor Systems
Suzhou, China	150,000	(4)	Reactor Systems
Singapore	5,000	(1)	Industrial Pump Products

(1)	Leased facility.

(2)	R&M Energy Systems also operates an additional 13 (7 U.S., 6 Canada) Service Centers, primarily in leased facilities between 5,000 and 10,000 square feet each. These locations are in the oil producing regions of the U.S. and Canada and manufacture rod guides and distribute other of the Company’s Energy Systems products. Locations are: Bakersfield, California, Oklahoma City, Oklahoma, Odessa, Texas, Casper, Wyoming, Mt. Pleasant, Michigan, Williston, North Dakota, Wooster, Ohio and in Alberta, Canada — Bonnyville, Brooks, Elk Point, Provost, Sedgewick, and Taber.

(3)	Facility of a 51%-owned subsidiary.

(4)	Facility of a 70%-owned subsidiary.

(5)	Facility of a 50% owned subsidiary

ITEM 3. LEGAL PROCEEDINGS

     The Company is presently not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Executive Officers of the Registrant

     Maynard H. Murch IV, age 57, has been Chairman of the Board of the Company since July, 1979 and a director of the Company since 1977. Mr. Murch is also President and Chief Executive Officer of Maynard H. Murch Co., Inc. (investments), which is managing general partner of M.H.M. & Co., Ltd. (investments). Mr. Murch is also Vice President (since June, 1976) of Parker/Hunter Incorporated (dealer in securities), a successor firm to Murch and Co., Inc., a securities firm which Mr. Murch had been associated with since 1968.

     Gerald L. Connelly, age 60, has been President and Chief Executive Officer of the Company since January 1, 1999. Previously he was Executive Vice President and Chief Operating Officer of the Company, having been elected to that position on May 1, 1996. He is also President of Pfaudler, Inc. He was President of the Process Industries Group of Eagle Industries, Inc. from 1993 until joining the Company. Previously, he served as President of Pulsafeeder, Inc. (metering pumps) for ten years.

     Milton M. Hernandez, age 45, has been Group Vice President, President Robbins & Myers Europe since September 1, 2001. Previously he was Vice-President, Business Development since joining the Company in April, 2000. Prior to that he was Managing Director-Argentina and Bolivia, Mobil Oil Corporation and Vice-President, Business Development Latin America, Spain and Portugal and he also held a variety of positions in Corporate Planning and Marketing for Mobil Chemical as well as Mobil Oil.

     Kevin J. Brown, age 43, has been Vice-President and Chief Financial Officer of the Company since January 1, 2000. Previously he was Controller and Chief Accounting Officer of the Company since December 12, 1995. Prior to joining the Company he was employed by the accounting firm of Ernst & Young LLP for fifteen years.

     Hugh E. Becker, age 63, has been Vice President, Investor Relations and Human Resources of the Company since December 9, 1998. From 1996 to 1998 he was Senior Director, Investor Relations and Human Resources. Previously he held various investor relations and human resource positions for the Company since 1980.

     Karl J. Bergmann, age 57, has been Vice President, Vice President Operations Robbins & Myers Europe since September 1, 2001. Prior to that he was senior Vice President, Reactor Systems Europe since 1998. He also has been President of Pfaudler Werke GmbH since joining the Company in 1993. Before joining the Company he was employed by ABB Flakt Ransburg GmbH.

     Thomas J. Schockman, age 37, has been Corporate Controller and Chief Accounting Officer of the Company since March 22, 2000. Prior to joining the Company, he was employed as Controller at Spinnaker Coating, Inc. for three years and the accounting firm of Ernst & Young LLP for ten years.

     Albert L. Raiteri, age 60, has been Treasurer of the Company since December 9, 1998. He has held various positions in finance and accounting for the Company since 1972.

     Joseph M. Rigot, age 58, has been Secretary and General Counsel of the Company since 1990. He is a partner with the law firm of Thompson Hine LLP Dayton, Ohio.

     The term of office of all executive officers of the Company is until the next Annual Meeting of Directors (December 12, 2001) or until their respective successors are elected.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (A)  The Company’s common shares trade on the New York Stock Exchange under the symbol RBN. The prices presented in the following table are the high and low sales prices for the common shares for the periods presented.

			Dividends
Fiscal 2001	High	Low	Paid

1st Quarter	$25.63	$22.00	$.055
2nd Quarter	28.25	21.56	.055
3rd Quarter	29.25	24.50	.055
4th Quarter	28.60	24.40	.055

Fiscal 2000

1st Quarter	$23.06	$15.19	$.055
2nd Quarter	23.50	18.88	.055
3rd Quarter	24.50	19.38	.055
4th Quarter	23.88	20.25	.055

     (B)  As of October 19, 2001, the Company had approximately 530 shareholders of record. Based on requests from brokers and other nominees, the Company estimates there are approximately an additional 2,355 shareholders.

     (C)  Dividends paid on common shares are presented in the table in Item 5(A). The Company’s credit agreements include certain covenants which restrict the Company’s payment of dividends. The amount of cash dividends plus stock repurchases the Company may incur in each fiscal year is restricted to the greater of $2,500,000 or 50% of the Company’s net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year. For purposes of this test, stock repurchases related to stock option exercises or in connection with withholding taxes due under any stock plan in which employees or directors participate are not included. Under this formula, such cash dividends and treasury stock purchases in fiscal 2002 are limited to $14,330,000.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data (1)
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except per share, shareholder and employee data)

	5 Year Average Growth	2001	2000	1999	1998	1997	1996

Operating Results
Orders	3.9%	$427,275	$412,948	$373,135	$416,989	$375,042	$353,462
Ending backlog		143,522	80,484	74,330	96,022	110,078	109,921
Sales	3.9	425,902	406,714	400,142	436,474	385,663	350,964
Gross profit (2)	3.4	140,734	140,234	136,166	158,713	138,781	119,030
EBITDA (2, 3)	4.9	67,584	67,942	57,809	83,658	65,484	53,332
EBIT (2)	1.8	43,236	43,572	33,288	60,142	49,521	39,455
Net income (2)	0.1	19,631	18,056	11,849	31,230	28,866	19,525
Amortization		8,187	8,077	7,660	7,670	5,170	4,495
Depreciation		16,161	16,293	16,861	15,846	10,793	9,382
Capital expenditures, net		20,200	19,842	11,612	23,020	22,071	16,453
Financial Condition
Total assets		$660,260	$495,679	$493,852	$501,008	$372,354	$300,340
Total debt		258,894	177,864	191,272	206,242	116,083	73,533
Shareholders’ equity		197,902	167,182	154,226	150,763	124,475	91,437
Total capitalization		456,796	345,046	345,498	357,005	240,558	164,970
Performance Statistics
Percent of sales:
Gross profit		33.0%	34.5%	34.0%	36.4%	36.0%	33.9%
EBIT (2)		10.2	10.7	8.3	13.8	12.8	11.2
Debt as a % of total capitalization		56.7	51.5	55.4	57.8	48.3	44.6
EBIT return on average net assets		12.4	12.6	9.3	16.7	21.7	24.7
Net income return on avg. equity		11.2	11.2	7.8	22.7	26.7	25.2
Per Share Data
Net income per share, diluted (2)	(1.6)%	$1.63	$1.53	$1.06	$2.43	$2.29	$1.77
Dividends declared	5.4	0.22	0.22	0.22	0.215	0.194	0.169
Market price of common stock:
High		$29.25	$24.50	$25.88	$40.50	$36.75	$26.50
Low		21.56	15.19	15.69	23.00	20.00	13.63
Close	5.2%	28.38	23.88	23.50	23.75	32.63	22.00
P/E ratio at August 31, diluted		17.4	15.6	22.2	9.8	14.4	12.5
Other Data
Cash flow from operations		$30,984	$36,040	$39,463	$48,574	$35,246	$32,060
Free cash flow (4)		10,784	16,198	27,851	25,554	13,175	15,607
Enterprise value (5)	14.0%	591,650	439,493	448,386	468,015	472,990	306,667
Shares outstanding at year end		11,725	10,956	10,941	11,022	10,938	10,597
Average diluted shares (6)		13,465	13,416	13,535	13,906	13,625	11,046
Number of shareholders (7)		2,885	2,932	3,256	3,326	2,723	1,632
Number of employees		4,334	3,284	3,244	3,071	2,947	2,459

Notes to Selected Financial Data

(1)  2001 reflects the acquisitions of Rodec, ABI and Romaco, 1999 reflects the acquisitions of a controlling interest in Universal Glasteel Equipment, Chemineer de Mexico and GMM Pfaudler Limited, 1998 reflects the acquisitions of Flow Control Equipment, Inc. and Technoglass S.r.L. and 1997 reflects the acquisitions of Process Supply Inc., Spectrum Products, Inc., Greerco and Industrie Tycon, S.p.A., as discussed in the Business Acquisitions note.

(2)  Fiscal 1999, includes charges of $4,769,000 primarily for the closure of the Company’s Fairfield California Manufacturing Facility, and one time severance and early retirement costs of $1,600,000. Fiscal 2000, includes charges of $409,000 relating to the closure of the Fairfield Facility, a gain of $918,000 relating to the sale of the Fairfield Facility and a charge of $500,000 related to Universal Glasteel Equipment, Inc. Fiscal 2001 includes charges of $2,492,000, including inventory write-downs of $1,000,000 relating to the Company’s Global Reorganization Program. These special items decreased fiscal 2001 net income by $1,670,000 ($0.12 per share), increased fiscal 2000 net income by $6,000 ($0.00 per share) and reduced fiscal 1999 net income by $4,204,000 ($0.31 per share).

(3)  EBITDA represents the sum of income before interest and taxes and depreciation and amortization. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, and should not be considered as an alternative to net income as a measure of the Company’s operating results.

(4)  Free Cash Flow represents net cash and cash equivalents provided by operating activities less capital expenditures. Free Cash Flow is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, and should not be considered as an alternative to cash flow as a measure of the Company’s liquidity.

(5)  Market capitalization of shares outstanding at year-end plus total debt.

(6)  2001 reflects an additional 2,190,000 shares, 2000 reflects an additional 2,297,000 shares and 1999, 1998 and 1997 reflect an additional 2,385,000 shares related to the convertible note issuance.

(7)  As of September 1, 2001, the Company had 530 shareholders of record. Based on requests from brokers and other nominees, the Company estimates there are an additional 2,355 shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company seeks to balance its mix of products and services and maintain overall stability in its operating results principally through aftermarket sales, non-U.S. sales and end market diversification. Aftermarket sales accounted for 31% of total Company sales in fiscal 2001, 33% in fiscal 2000 and 34% in fiscal 1999. Sales to non-U.S. customers were 45% in fiscal 2001, 48% in fiscal 2000 and 46% in fiscal 1999 of total Company sales. The Company’s primary markets are specialty chemicals, pharmaceuticals, oil and gas exploration and production, wastewater treatment and food and beverage.

     In fiscal 2001, the Company acquired certain assets of Campbell Industries Ltd. (“Rodec”) in December 2000 and Alberta Basic Industries (“ABI”) in June 2001. The total cost of these acquisitions was $6.0 million in cash. These acquisitions accounted for $1.9 million of sales and zero EBIT in fiscal 2001. These acquisitions are in the Company’s Energy Systems segment. In addition, on August 31, 2001 the Company purchased the stock of Romaco NV (“Romaco”). The total cost of this acquisition was $95.2 million in cash, notes, assumed debt and Company stock. There is a deferred payment linked to Romaco’s sales and income performance for calendar year 2001. This additional payment would be $25 million to $30 million based on expected results for the full year and would be paid 50% in cash and 50% in five-year subordinated notes. There was no impact on income in fiscal 2001 from the Romaco acquisition. In fiscal 1999, the Company acquired a controlling interest in Universal Glasteel Equipment in December 1998, Chemineer de Mexico in June 1999 and GMM Pfaudler Limited in July 1999. These acquisitions are in the Company’s Process Systems business segment. The total cost of the fiscal 1999 acquisitions was $5.3 million in cash. These acquisitions accounted for $2.3 million of sales and $0.3 million of EBIT in fiscal 1999.

     The Company recorded special items in fiscal 2001, 2000 and 1999 which impact the comparability of certain information. The special items were as follows:

	EBIT Impact

	Process	Energy			Net	Net Income
	Systems	Systems	Corporate	Total	Income	Per Share

	(In thousands, except per share data)
2001
Global reorganization costs	$(2,392)	$0	$(100)	$(2,492)	$(1,670)	$(.12)

2000
Plant closure costs	$0	$(409)	$0	$(409)	$(266)	$(.02)
Gain on sale of building	0	918	0	918	597	.04
UGE long-term receivable write-down	(500)	0	0	(500)	(325)	(.02)

	$(500)	$509	$0	$9	$6	$.00

1999
Plant closure costs	$0	$(4,769)	$0	$(4,769)	$(3,148)	$(.23)
Termination costs	(1,200)	0	(400)	(1,600)	(1,056)	(.08)

	$(1,200)	$(4,769)	$(400)	$(6,369)	$(4,204)	$(.31)

     In the third quarter of fiscal 2001, the Company announced that it will consolidate operations in England, Mexico and Asia-Pacific in order to strengthen its market presence and achieve more effective channels to market. In addition, the Company discontinued selective product offerings in the Chemineer and Moyno businesses in order to improve long-term competitive positioning through a more cost-effective product focus. The Company incurred a one-time charge of $2.3 million with approximately $1.3 million related to severance and other costs associated with the regional consolidations, and the balance related to inventory write-downs from discontinued product offerings. The severance and other costs have been paid as of August 31, 2001. There were additional costs in the third and fourth quarter of fiscal 2001 of $.2 million that were expensed as incurred primarily for equipment relocation, marketing and employee training. All costs relating to the Global Reorganization Program have been paid as of August 31, 2001 with no changes in estimates made.

     In the fourth quarter of fiscal 2000, the Company recorded a charge of $.5 million to reduce a long-term receivable related to Universal Glasteel Equipment (“UGE”), which is 50% owned by the Company and 50% owned by Universal Process Equipment, Inc. (“UPE”). The charge is due to weakness in the used glass-lined reactor and storage vessel markets served by UGE.

     In fiscal 1999, due to the downturn in the Company’s Energy Systems business segment at that time, the Company analyzed its capacity requirements for these products. As a result, on February 10, 1999, the Company recorded a charge of $4.2 million for the closure and relocation of the Company’s Fairfield, California, manufacturing operations. The facility manufactured power sections and down-hole pumps. Production was transferred to the Company’s manufacturing facility near Houston, Texas, which manufactures similar products. The closure and relocation consolidated all power section and down-hole pump manufacturing into one facility and resulted in annual savings of approximately $1.5 million when fully completed. The transfer of manufacturing was completed by March 31, 2000. The Fairfield facility was sold in July 2000 resulting in a pretax gain of $.9 million. Certain machinery and equipment was also sold in fiscal 2000 at amounts approximating the written-down estimated fair values. The $4.2 million charge was composed of the following:

(In thousands)

Asset write-downs:
Land and building to be sold, $800 estimated fair value	$600
Machinery and equipment to be scrapped, $200 estimated fair value	800

Total asset write-downs	1,400
Exit costs:
Employee related costs:
Severance, 50 Fairfield employees	300
Pay to stay costs and other employee costs	500
Environmental costs related to closure of facility	1,300
Holding costs of land and building until sold and other	700

Total exit costs	2,800

$4,200

The asset write-downs were determined based on recent sales of similar assets.

The employee related costs and other costs were paid in full at August 31, 2000. Following is a progression of the environmental cost liability related to the Fairfield plant closure:

Environmental

(In thousands)
Liability recorded February 1999	$1,300
Cash payments made	(53)

Liability at August 31, 1999	1,247
Cash payments made	(411)

Liability at August 31, 2000	836
Cash payments made	(131)
Change in estimate	(550)

Liability at August 31, 2001	$155

     Due to the Company’s remediation efforts to date and ongoing discussions with the California Environmental Protection Agency (“CEPA”), the Company reduced the estimated liability by $.6 million in the second quarter of fiscal 2001. The timing of payments for the remaining liability for environmental costs is dependent on the final ruling by the CEPA. The Company estimates that the payment period will not exceed one year.

     In an unrelated transaction, in the second quarter of fiscal 2001 the Company paid $.5 million to pay its portion of environmental remediation costs at a facility formerly leased by the Company.

     The Company incurred additional expenses relating to the Fairfield plant closure of $.4 million in fiscal 2000 and $.6 million in fiscal 1999. These costs were for employee transfers, equipment relocation and training of new employees at the Texas facility.

     In the second quarter of fiscal 1999 the Company recorded termination costs of $.4 million unrelated to the closure of the Fairfield facility. In the fourth quarter of fiscal 1999 the Company recorded an additional $1.2 million in severance and early retirement benefit costs to reduce its overhead cost structure, primarily at its Moyno and Chemineer business units. The reduction in employment levels at Chemineer was due to lower sales resulting from lower capital spending within the specialty chemical market served by Chemineer. The reduction in employment at Moyno was due to process changes within the manufacturing operations and a reduction in the overhead cost structure. These changes reduced operating costs by approximately $1.2 million annually. All of these benefits were paid as of August 31, 2000 with no changes in estimates made.

Results of Operations

The following tables present components of the Company’s consolidated income statement and segment information.

Consolidated	2001	2000	1999

Sales	100.0%	100.0%	100.0%
Cost of sales	67.0	65.5	66.0

Gross profit	33.0	34.5	34.0
SG&A expenses	20.6	21.8	22.3
Amortization	1.9	2.0	1.9
Other	0.3	0.0	1.5

EBIT	10.2%	10.7%	8.3%

By segment	2001	2000	1999

	(In thousands)
Process Systems
Sales	$311,996	$318,569	$335,648
EBIT	25,794	36,455	42,001
EBIT %	8.3%	11.4%	12.5%

Energy Systems
Sales	$113,906	$88,145	$64,494
EBIT	26,078	16,130	1,097
EBIT %	22.9%	18.3%	1.7%

Total
Sales	$425,902	$406,714	$400,142
EBIT	43,236	43,572	33,288

FISCAL 2001 COMPARED TO FISCAL 2000 — Sales of $425.9 million for fiscal 2001 were $19.2 million higher than fiscal 2000, a 4.7% increase.

     The Process Systems segment had sales of $312.0 million in fiscal 2001 compared to $318.6 million in fiscal 2000. The weakening of the euro and to a lesser extent the British pound, had a negative translation effect on sales for the year of $13.0 million. Excluding this translation effect, sales were 2.1% higher than last year with similar market conditions. Order levels have been slightly higher than sales resulting in backlog increasing to $74.5 million (excluding Romaco) from $72.8 million at the beginning of fiscal 2001. The Process Systems segment is a long lead time business, and this low level of opening backlog signals a slower first half of fiscal 2002 than the last half of fiscal 2001 for this segment.

     The Energy Systems segment sales were $113.9 million in fiscal 2001 compared to $88.1 million in fiscal 2000. The increase in fiscal 2001 sales is $25.8 million, or 29.2%. High natural gas and crude oil prices have spurred an increase in oil exploration and production activities. Incoming orders in this segment have also been strong but the backlog is consistent with the beginning of fiscal 2001 due to the Company’s efforts to reduce lead times on customer shipments.

     Gross profit margins have decreased to 33.0% in fiscal 2001 from 34.5% in fiscal 2000. Gross profit margins increased 2.5% due to higher sales volumes in the Energy Systems segment, which has higher gross margin products. Offsetting this is lower gross margins in the Process Systems’ segment due to the lower sales and production volumes and a change in sales mix. Finally, the weak euro continues to cause selling price pressures in the Company’s U.K. operations that have continental European competitors.

     EBIT for fiscal 2001 is $43.2 million compared to $43.6 million in fiscal 2000, a decrease of $0.4 million or 0.9%. Excluding the effects of the special items previously mentioned, the 2001 EBIT would be $45.7 million and the 2000 EBIT would be $43.6 million. This increase is related to the Company’s Energy Systems segment. Excluding the effects of special items, the Energy Systems’ fiscal 2001 EBIT was $26.1 million compared to $15.6 million in fiscal 2000, an increase of $10.5 million or 67.3%. The increase in EBIT is due to the sales volume increase and the cost reductions from closing the Fairfield facility. In the Process Systems segment EBIT before special items was $28.2 million in fiscal 2001 and $37.0 million in fiscal 2000, a decrease of $8.8 million or 23.8%. The weakening European currencies against the U.S. dollar resulted in decreased EBIT of $1.0 million in fiscal 2001. The remaining decline is attributed to lower sales in the Company’s Reactor Systems product platform. The decline in Reactor Systems sales is due to the aforementioned low profitability and capital spending in the chemical process industry and the weak euro creating competitive pressures for the Company’s U.K. operations.

     Interest expense decreased to $12.3 million in fiscal 2001 from $13.5 million in fiscal 2000. The decrease is from lower average debt levels in fiscal 2001 and slightly lower interest rates during fiscal 2001. The Company’s effective interest rate was 6.88% in fiscal 2001 and 7.18% in fiscal 2000.

     The effective tax rate was 33.1% in fiscal 2001 and 35.0% in fiscal 2000. The fiscal 2001 tax rate is lower as the Company generates a tax benefit from its Foreign Sales Corporation. Net deferred income tax assets of $8.9 million at August 31, 2001 primarily relate to U.S. operations. Available carrybacks and future pretax income at current levels would be sufficient to realize these assets.

     Net income and net income per share in fiscal 2001 are $19.6 million and $1.63 compared to $18.1 million and $1.53 in fiscal 2000. Excluding the effect of the special items mentioned previously, the fiscal 2001 net income and net income per share would have been higher by $1.7 million and $0.12 respectively. The remaining increase was primarily from the sales increase in the Energy Systems segment.

FISCAL 2000 COMPARED TO FISCAL 1999 — Sales of $406.7 million for fiscal 2000 were $6.6 million higher than fiscal 1999, a 1.6% increase. Pro-forma sales, assuming all of the businesses owned at August 31, 2000, were owned for all of fiscal 2000 and fiscal 1999 decreased by $6.1 million or 1.5%.

     The Process Systems segment had sales of $318.6 million in fiscal 2000 compared to $335.6 million in fiscal 1999. On a pro-forma basis, the Process Systems segment sales decreased by $28.3 million, an 8.1% decrease. The weakening of the euro and to a lesser extent the British pound, had a negative translation effect on sales for the year of $10.1 million. The remaining decline in sales is attributed to low levels of profitability and capital spending in the chemical process industry, and the weak euro causing selling price pressures in the Company’s UK operations which have continental European competitors. Order levels have been slightly higher than sales resulting in backlog increasing to $72.8 million from $70.9 million at the beginning of fiscal 2000. The Process Systems segment is a long lead time business, and this low level of opening backlog signals a slower first half of fiscal 2001 than the last half of fiscal 2000 for this segment.

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

     EBIT for fiscal 2000 is $43.6 million compared to $33.3 million in fiscal 1999, an increase of $10.3 million or 30.9%. Excluding the effects of the special items previously mentioned, the 2000 EBIT would be $43.6 million and the1999 EBIT would be $39.7 million. This increase is primarily in the Company’s Energy Systems segment. Excluding the effects of special items, the Energy Systems fiscal 2000 EBIT was $15.6 million compared to $5.9 million in fiscal 1999, an increase of $9.7 million or 164.4%. The increase in EBIT is due to the sales volume increase. The benefit of the cost reductions from closing the Fairfield facility will not be realized until fiscal 2001. In the Process Systems segment EBIT before special items was $37.0 million in fiscal 2000 and $43.2 million in fiscal 1999, a decrease of $6.2 million or 14.4%. The weakening European currencies against the dollar resulted in decreased EBIT of $1.2 million in fiscal 2000. Approximately $3.0 million of the decline can be attributed to large system projects in the Reactor Systems product platform with lower than historical margins. The remaining decline is due to lower sales volumes in the Industrial Mixers product platform.

     Interest expense decreased to $13.5 million in fiscal 2000 from $13.8 million in fiscal 1999. The decrease is from lower average debt levels in fiscal 2000 offset slightly by higher interest rates during fiscal 2000. The Company’s effective interest rate was 7.18% in fiscal 2000 and 6.7% in fiscal 1999.

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

Liquidity and Capital Resources

     The Company’s significant cash needs expected for fiscal 2002 are planned capital expenditures of $22.5 million. The Company expects cash flow from operating activities to be adequate for these needs. There are no significant restrictions on the Company’s ability to transfer funds from its non-U.S. subsidiaries to the Company. The Company has available borrowings of $50.0 million under the Company’s Bank Credit Agreement.

     In fiscal 2001 cash flow from operating activities was $31.0 million. This cash plus debt borrowings of $39.5 million was primarily used for business acquisitions of $45.2 million, $20.2 million for capital expenditures and $2.4 million for dividends.

     In fiscal 2001 free cash flow, cash provided by operations less capital expenditures, was $10.8 million, a decrease of $5.4 million from fiscal 2000. Capital expenditures were $0.4 million higher in fiscal 2001. Capital expenditures are related to additional production capacity, cost reductions and replacement items. The remaining decrease in free cash flow is due to higher working capital requirements resulting from the Company’s efforts to reduce lead times on customer deliveries.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with Statement No. 142. Other intangible assets will generally continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in EBIT of $5.5 million and net income of $3.4 million ($0.25 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of September 1, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Forward-looking Statements

This Annual Report contains “Forward-looking Statements.” All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including statements related to growth, operating margin performance, earnings per share or statements expressing general opinions about future operating results, are forward-looking statements.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company maintains operations in the United States, Canada, Mexico, Brazil, Belgium, Germany, Italy, the United Kingdom, Singapore, Venezuela and joint ventures in China, India and Taiwan. In its normal operations the Company has market risk exposure to foreign exchange rates. As a result of the Company’s global operations, it has assets, liabilities and cash flows in currencies other than U.S. dollars. The Company’s significant non-U.S. operations have their local currencies as their functional currency and primarily buy and sell using that same currency. The Company manages its exposure to its net assets and cash flows in currencies other than U.S. dollars by minimizing its non-U.S. dollar net asset positions. The Company also enters into hedging transactions, primarily currency swaps under established policies and guidelines, that enable it to mitigate the potential adverse impact of foreign exchange rate risk. The Company does not engage in trading or other speculative activities with these transactions, as established policies require that such hedging transactions relate to specific currency exposures.

     The Company’s main foreign exchange rate exposures relate to assets, liabilities and cash flows denominated in British pounds, European euro and Canadian dollars and the general economic exposure that fluctuations in these currencies could have on the dollar value of future non-U.S. cash flows. To illustrate the potential impact of changes in foreign currency exchange rates on the Company as of August 31, 2001, the Company’s net unhedged exposures in each currency were remeasured assuming a 10% decrease in foreign exchange rates compared to the U.S. dollar. Using this method the Company’s EBIT and cash flow from operations for fiscal 2001 would have decreased by $1.1 million and $1.9 million, respectively. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes may also affect the volume of sales or the foreign currency sales prices as competitor’s products become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not include any effects of such potential changes in sales levels or local currency prices.

     The Company also has market risk exposure to interest rates. At August 31, 2001, the Company has $258.9 million in interest bearing debt obligations that are subject to market risk exposure due to changes in interest rates. To manage its exposure to changes in interest rates, the Company attempts to maintain a balance between fixed and variable rate debt. Such a balance in the debt profile is expected to moderate the Company’s financing cost over time. If long-term corporate interest rates were to drop substantially, the Company is limited in its ability to refinance its fixed rate debt. However, the Company does have the ability to change the characteristics of its fixed rate debt to variable rate debt through interest rate swaps to achieve its objective of balance. No such interest rate swaps are outstanding at August 31, 2001.

     At August 31, 2001, $191.5 million of the outstanding debt is at fixed rates with a weighted average interest rate of 6.64% and $67.4 million is at variable rates with a weighted average interest rate of 5.06%. The estimated fair value of the Company’s total debt at August 31, 2001, is approximately $257.2 million.

     The following table presents the aggregate maturities and related weighted average interest rates of the Company’s debt obligations at August 31, 2001, by maturity dates ($ in thousands):

	U.S. Dollar		U.S. Dollar		Non U.S. Dollar		Non U.S. Dollar
	Fixed Rate		Variable Rate		Fixed Rate		Variable Rate

Maturity
Date	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

2002			$700	6.50%	$5,400	7.09%	$11,569	5.87%
2003			700	6.50	10,736	6.00	41,915	4.82
2004	$59,691	6.50%	700	6.50	4,043	6.00	946	4.64
2005			700	6.50	3,917	6.00	946	4.64
2006			700	6.50	3,902	8.29	946	4.64
Thereafter	100,000	6.78			3,784	6.00	7,599	4.64

Total	$159,691	6.68%	$3,500	6.50%	$31,782	6.47%	$63,921	4.98%

Fair value	$158,000		$3,500		$31,782		$63,921

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEET
Robbins & Myers, Inc. and Subsidiaries
($ in thousands)

	August 31,

	2001	2000

ASSETS
Current Assets:
Cash and cash equivalents	$16,122	$11,244
Accounts receivable	105,294	80,872
Inventories	116,977	60,096
Other current assets	13,084	7,189
Deferred taxes	16,336	7,482

Total Current Assets	267,813	166,883
Goodwill	217,548	187,382
Other Intangible Assets	17,899	16,937
Deferred Taxes	0	1,398
Other Assets	7,603	7,675
Property, Plant and Equipment	149,397	115,404

	$660,260	$495,679

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,018	$33,467
Accrued expenses	88,560	56,481
Current portion of long-term debt	17,669	1,341

Total Current Liabilities	149,247	91,289
Long-Term Debt — Less Current Portion	241,225	176,523
Deferred Taxes	7,414	0
Other Long-Term Liabilities	56,420	53,134
Minority Interest	8,052	7,551
Shareholders’ Equity:
Common stock — without par value:
Authorized shares-40,000,000
Issued shares — 11,825,950 in 2001 (11,225,950 in 2000)	48,483	33,586
Treasury shares — 100,275 in 2001 (269,499 in 2000)	(2,150)	(5,792)
Retained earnings	164,864	147,664
Accumulated other comprehensive (loss):
Foreign currency translation	(10,902)	(8,145)
Minimum pension liability	(2,393)	(131)

Total	(13,295)	(8,276)

	197,902	167,182

	$660,260	$495,679

See Notes to Consolidated Financial Statements

CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
Robbins & Myers, Inc. and Subsidiaries
($ in thousands, except share data)

				Accumulated
				Other
	Common	Treasury	Retained	Comprehensive
	Shares	Shares	Earnings	(Loss)	Total

Balance at September 1, 1998	$35,749	$(4,886)	$122,580	$(2,680)	$150,763
Net income			11,849		11,849
Change in foreign currency translation				(1,167)	(1,167)
Change in minimum pension liability				(1,410)	(1,410)

Comprehensive income					9,272
Cash dividends declared, $0.22 per share			(2,414)		(2,414)
Stock options exercised, 95,400 shares	(1,480)	2,188			708
Proceeds from share sales, 39,579 shares	(523)	1,343			820
Performance stock award expense	(243)				(243)
Performance stock issuances, 19,427 shares
Stock repurchase program, 231,153 shares		(5,061)			(5,061)
Other stock purchases, 3,563 shares		(84)			(84)
Tax benefit of stock options exercised	465				465

Balance at August 31, 1999	33,968	(6,500)	132,015	(5,257)	154,226
Net income			18,056		18,056
Change in foreign currency translation				(5,199)	(5,199)
Change in minimum pension liability				2,180	2,180

Comprehensive income					15,037
Cash dividends declared, $0.22 per share			(2,407)		(2,407)
Stock options exercised, 21,500 shares	(199)	463			264
Proceeds from share sales, 70,832 shares	(271)	1,582			1,311
Stock repurchase program, 77,085 shares		(1,337)			(1,337)
Tax benefit of stock options exercised	88				88

Balance at August 31, 2000	33,586	(5,792)	147,664	(8,276)	167,182
Net income			19,631		19,631
Change in foreign currency translation				(2,757)	(2,757)
Change in minimum pension liability				(2,262)	(2,262)

Comprehensive income					14,612
Cash dividends declared, $0.22 per share			(2,431)		(2,431)
Stock options exercised, 130,266 shares	(1,473)	2,788			1,315
Proceeds from share sales, 38,958 shares	121	854			975
Stock issued for acquisition, 600,000 shares	15,354				15,354
Performance stock award expense	126				126
Tax benefit of stock options exercised	769				769

Balance at August 31, 2001	$48,483	$(2,150)	$164,864	$(13,295)	$197,902

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENT
Robbins & Myers, Inc. and Subsidiaries
($ in thousands, except per share data)

	Years ended August 31,

	2001	2000	1999

Sales	$425,902	$406,714	$400,142
Cost of sales	285,168	266,480	263,976

Gross profit	140,734	140,234	136,166
Selling, general and administrative expenses	87,844	88,594	89,403
Amortization	8,187	8,077	7,660
Other	1,467	(9)	5,815

Income before interest and income taxes	43,236	43,572	33,288
Interest expense	12,312	13,531	13,752

Income before income taxes and minority interest	30,924	30,041	19,536
Income tax expense	10,229	10,513	6,647
Minority interest	1,064	1,472	1,040

Net income	$19,631	$18,056	$11,849

Net income per share:
Basic	$1.78	$1.65	$1.08

Diluted	$1.63	$1.53	$1.06

See Notes to Consolidated Financial Statements

CONSOLIDATED CASH FLOW STATEMENT
Robbins & Myers, Inc. and Subsidiaries
($ in thousands)

	Years Ended August 31,

	2001	2000	1999

OPERATING ACTIVITIES
Net Income	$19,631	$18,056	$11,849
Adjustments to reconcile net income to net cash
and cash equivalents provided by operating activities:
Depreciation	16,161	16,293	16,861
Amortization	8,187	8,077	7,660
Deferred taxes	3,306	(3,434)	(2,447)
Asset impairment charges	1,000	0	1,400
Performance stock awards	126	0	(243)
Changes in operating assets and liabilities — excluding the effects of acquisitions:
Accounts receivable	(2,390)	(10,212)	(310)
Inventories	(6,408)	(9,054)	11,067
Other current assets	(220)	5,675	(7,844)
Other assets	(207)	4,895	1,138
Accounts payable	(3,143)	7,500	(3,640)
Accrued expenses and other liabilities	(5,059)	(1,756)	3,972

Net cash and cash equivalents provided by operating activities	30,984	36,040	39,463
INVESTING ACTIVITIES
Capital expenditures, net of nominal disposals	(20,200)	(19,842)	(11,612)
Purchase of Rodec and ABI	(6,008)	0	0
Purchase of Romaco, net of cash acquired	(38,703)	0	0
Purchase of GMM Pfaudler and Chemineer de Mexico	(523)	(261)	(5,344)

Net cash and cash equivalents used by investing activities	(65,434)	(20,103)	(16,956)
FINANCING ACTIVITIES
Proceeds from debt borrowings	69,828	12,731	25,599
Payments of long-term debt	(30,359)	(18,347)	(39,996)
Proceeds from sale of common stock	2,290	1,075	1,528
Purchase of common stock and convertible subordinated notes	0	(6,646)	(5,145)
Dividends paid	(2,431)	(2,407)	(2,414)

Net cash and cash equivalents provided (used) by financing activities	39,328	(13,594)	(20,428)

Increase in cash and cash equivalents	4,878	2,343	2,079
Cash and cash equivalents at beginning of year	11,244	8,901	6,822

Cash and cash equivalents at end of year	$16,122	$11,244	$8,901

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Robbins & Myers, Inc. and Subsidiaries
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES
Consolidation

The consolidated financial statements include accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. All of the Company’s operations are conducted in producing and selling original and used equipment and aftermarket parts in the pharmaceutical and healthcare, general industrial and oil and gas exploration industries.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable relate primarily to customers located in North America and Western Europe and are concentrated in the pharmaceutical, specialty chemical and oil and gas markets. To reduce credit risk, the Company performs credit investigations prior to accepting an order and, when necessary, requires letters of credit to insure payment.

Inventories

Inventories are stated at the lower of cost or market determined by the last-in, first-out (“LIFO”) method in the U.S. and the first-in, first-out (“FIFO”) method outside the U.S.

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

     Amortization is calculated on the straight-line basis using the following lives:

Patents and trademarks	14 to 17 years
Non-compete agreements	3 to 5 years
Financing costs	5 years
Acquisition costs	20 to 40 years
Goodwill	20 to 40 years

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation expense is recorded over the estimated useful life of the asset on the straight-line method using the following lives:

Land improvements	20 years
Buildings	45 years
Machinery and equipment	3 to 15 years

     The Company’s normal policy is to expense repairs and improvements made to capital assets as incurred. In limited circumstances, betterments are capitalized and amortized over the estimated life of the new asset and any remaining value of the old asset is written off. Repairs to machinery and equipment must result in an addition to the useful life of the asset before the costs are capitalized.

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

Revenue Recognition

The Company recognizes revenue at the time of title passage to the Company’s customer.

Income Taxes

Income taxes are provided for all items included in the Consolidated Income Statement regardless of the period when such items are reported for income tax purposes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The Company’s policy is to provide U.S. income taxes on non-U.S. income when remitted to the U.S. The Company does not provide U.S. income taxes on the remaining undistributed non-U.S. income, which aggregated $22,000,000 at August 31, 2001, as it is the Company’s intention to maintain its investments in these operations.

Consolidated Cash Flow Statement

Cash and cash equivalents consist of working cash balances and temporary investments having an original maturity of 90 days or less.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments:

     Cash and cash equivalents — The amounts reported approximate market value.

     Long-term debt – The market value of the Company’s debt is $257,203,000 at August 31, 2001 and $173,000,000 at August 31, 2000.
     These amounts are based on the terms, interest rates and maturities currently available to the Company for similar debt instruments.

     Foreign exchange contracts — The amounts reported are estimated using quoted market prices for similar instruments.

Common Stock Plans

Common stock plans involving the issuance of stock options are accounted for as noncompensatory plans. Common stock plans involving the issuance of a variable number of shares based on performance are accounted for as compensatory plans.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with Statement No. 142. Other intangible assets will generally continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in EBIT of $5,500,000 and net income of $3,400,000 ($0.25 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of September 1, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Reclassifications

Certain prior year amounts are reclassified to conform with the current year presentation.

NOTE 2 — BUSINESS ACQUISITIONS

On December 12, 2000 the Company acquired certain assets of Campbell Industries Ltd. (DBA Rodec Tubing Rotors) (“Rodec”) for $2,802,000. Rodec is a Canadian company that designs, manufactures, and markets oil and gas production equipment including artificial lift accessories and down-hole tools with annual sales of $3,000,000.

     On June 12, 2001, the Company acquired certain assets of Alberta Basic Industries (“ABI”) for $3,206,000. ABI is also a Canadian manufacturer of down-hole tools for oil and gas production equipment with annual sales of approximately $3,000,000.

     On August 31, 2001, the Company purchased the stock of Romaco NV, a Netherland Antilles corporation (“Romaco”). The initial purchase price is $95,238,000 and includes cash, 600,000 shares of Robbins & Myers Common Stock, five-year subordinated notes to be held by the seller and assumed debt. There is a deferred payment linked to Romaco’s sales and income performance for calendar year 2001. This additional payment would be $25,000,000 to $30,000,000 based on expected results for the full year and would be paid 50% in cash and 50% in five-year subordinated notes. Romaco is a leading supplier of processing and packaging equipment for the pharmaceutical, healthcare and cosmetics industries with pro-forma fiscal year 2001 sales of $142,000,000.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Romaco at the date of acquisition. The Company is still in the process of determining the valuations of certain assets; thus the allocation of the purchase price is subject to refinement.

August 31, 2001

(In thousands)
Current assets	$85,163
Property, plant and equipment	29,772
Goodwill	33,205
Other assets	1,246

Total assets acquired	149,386
Current liabilities	(63,166)
Long-term debt	(26,324)
Other liabilities	(3,342)

Total liabilities assumed	(92,832)

Net assets acquired	$56,554

     Since the Romaco acquisition occurred on August 31, 2001, the results of their operations are not included in the Company’s Consolidated Income Statement. Following are the unaudited pro-forma consolidated results of operations of the Company assuming the acquisition of Romaco had occurred at the beginning of the respective period. In preparing the pro-forma data, adjustments have been made to the historical financial information. These are primarily interest costs related to financing the transaction, adjustments to the corporate costs and income taxes. There is no amortization of the Romaco goodwill included in the pro-forma amounts.

	2001	2000	1999

	(In thousands, except per share amounts)
Sales	$568,119	$541,239	$511,947
Net income	22,693	20,358	14,119
Basic net income per share	1.95	1.76	1.22
Diluted net income per share	1.78	1.62	1.18

     On July 19, 1999, the Company purchased additional shares of GMM Pfaudler Limited, an Indian Corporation, (“GMM”) for $3,744,000. These additional shares increased the Company’s ownership from 40% to 51% and results in the Company controlling GMM. Therefore, the Company consolidated GMM into its financial statements from that date and recorded a minority interest for the remaining 49% owners’ share of GMM. The Company’s interest in GMM was previously recorded under the equity method.

     On June 30, 1999, the Company purchased 51% of Chemineer de Mexico, S.A. de C.V. (“Chemineer de Mexico”), a Mexican corporation and its licensee in Mexico for $1,600,000. On December 31, 1999, the Company purchased an additional 16.3% of Chemineer de Mexico for $261,000. The remaining 32.7% of Chemineer de Mexico was purchased in April 2001 for $523,000.

     On December 1, 1998, the Universal Glasteel Equipment (“UGE”) partnership agreement with Universal Process Equipment, Inc. (“UPE”) was amended so that the Company appoints the President, approves budgets, and approves major decisions with respect to UGE. The amendment results in the Company controlling UGE. Therefore, the Company consolidated UGE into its financial statements from that date and recorded a minority interest for UPE’s share of UGE. The Company’s interest in UGE was previously recorded under the equity method. The Company’s ownership share of UGE did not change as a result of the amendments.

NOTE 3 — BALANCE SHEET INFORMATION

Accounts receivable

	2001	2000

	(In thousands)
Allowances for doubtful accounts	$1,492	$1,726

Inventories

	2001	2000

	(In thousands)
FIFO:
Finished products	$37,191	$20,366
Work in process	38,913	15,965
Raw materials	45,968	29,275

	122,072	65,606
LIFO reserve, U. S. Inventories	(5,095)	(5,510)

	$116,977	$60,096

Non-U.S. inventories at FIFO	$78,462	$30,759

Other intangible assets

	2001	2000

	(In thousands)
Patents and trademarks	$5,954	$2,311
Non-compete agreements	3,639	4,943
Financing costs	2,043	2,650
Acquisition costs	3,100	3,338
Pension intangible	2,592	2,734
Other	571	961

	$17,899	$16,937

Accumulated amortization of goodwill and other intangible assets	$44,270	$36,083

Property, plant and equipment

	2001	2000

	(In thousands)
Land and improvements	$10,319	$10,584
Buildings	68,217	44,168
Machinery and equipment	174,397	152,371

	252,933	207,123
Less accumulated depreciation	103,536	91,719

	$149,397	$115,404

Accrued expenses

	2001	2000

	(In thousands)
Salaries, wages and payroll taxes	$16,281	$9,386
Customer advances	19,749	6,154
Pension benefits	5,179	4,900
U.S. other post retirement benefits	2,000	2,000
Warranty costs	10,176	8,332
Accrued interest	4,292	4,408
Income taxes	5,855	4,406
Plant closure	155	836
Other	24,873	16,059

	$88,560	$56,481

Other long-term liabilities

	2001	2000

	(In thousands)
German pension liability	$24,867	$23,511
U.S. other postretirement benefits	12,108	12,478
U.S. pension liability	3,512	4,158
Italy long-term tax liability	2,694	3,458
Casualty insurance reserves	653	1,241
Deferred research grants	1,245	1,405
Other	11,341	6,883

	$56,420	$53,134

NOTE 4 — INCOME STATEMENT INFORMATION

Other

	2001	2000	1999

	(In thousands)
Plant closure costs	$(25)	$409	$4,769
Global reorganization costs	1,492	0	0
Termination costs	0	0	1,600
Equity income	0	0	(554)
Gain on sale of building	0	(918)	0
UGE long-term receivable write-down	0	500	0

	$1,467	$(9)	$5,815

     In the third quarter of fiscal 2001 the Company announced that it will consolidate operations in England, Mexico and Asia-Pacific in order to strengthen its market presence and achieve more effective channels to market. In addition, the Company discontinued selective product offerings in the Chemineer and Moyno businesses in order to improve long-term competitive positioning through a more cost-effective product focus. The Company incurred a one-time charge of $2,300,000 with approximately $1,300,000 related to severance and other costs associated with the regional consolidations, and the balance related to inventory write-down from discontinued product offerings. There were additional costs in the third and fourth quarter of fiscal 2001 of $192,000 that were expensed as incurred primarily for equipment relocation, marketing and employee training. All costs relating to the Global Reorganization Program have been paid as of August 31, 2001 with no changes in estimates made.

     In the fourth quarter of fiscal 2000, the Company recorded a charge of $500,000 to reduce a long-term receivable related to Universal Glasteel Equipment (“UGE”), which is 50% owned by the Company and 50% owned by Universal Process Equipment, Inc. (“UPE”). The charge is due to weakness in the used glass-lined reactor and storage vessel markets served by UGE.

     In fiscal 1999, due to the downturn in the Company’s Energy Systems business segment at that time, the Company analyzed its capacity requirements for these products. As a result, on February 10,

1999, the Company recorded a charge of $4,200,000 for the closure and relocation of the Company’s Fairfield, California, manufacturing operations. The facility manufactured power sections and down-hole pumps. Production was transferred to the Company’s manufacturing facility near Houston, Texas, which manufactures similar products. The closure and relocation consolidated all power section and down-hole pump manufacturing into one facility. The transfer of manufacturing was completed by March 31, 2000. The Fairfield facility was sold in July 2000 resulting in a pretax gain of $918,000. Certain machinery and equipment was also sold in fiscal year 2000 at amounts approximating the written down estimated fair values. The $4,200,000 charge was composed of the following:

(In thousands)

Asset write-downs:
Land and building to be sold, $800 estimated fair value	$600
Machinery and equipment to be scrapped, $200 estimated fair value	800

Total asset write-downs	1,400
Exit costs:
Employee related costs:
Severance, 50 Fairfield employees	300
Pay to stay costs and other employee costs	500
Environmental costs related to closure of facility	1,300
Holding costs of land and building until sold and other	700

Total exit costs	2,800

$4,200

     The asset write-downs were determined based on recent sales of similar assets.

     The employee related costs and other costs were paid in full at August 31, 2000. Following is a progression of the environmental cost liabilities related to the Fairfield plant closure:

Environmental costs
(In thousands)

Liability recorded February 1999	$1,300
Cash payments made	(53)

Liability at August 31, 1999	1,247
Cash payments made	(411)

Liability at August 31, 2000	836
Cash payments made	(131)
Change in estimate	(550)

Liability at August 31, 2001	$155

Due to the Company’s remediation efforts to date and ongoing discussions with the California Environmental Protection Agency (“CEPA”), the Company reduced the estimated liability by $550,000 in the second quarter of fiscal 2001. The timing of payments for the remaining liability for environmental costs is dependent on the final ruling by the CEPA. The Company estimates that the payment period will not exceed one year.

     In an unrelated transaction, in the second quarter of fiscal 2001 the Company paid $525,000 to pay its portion of environmental remediation costs at a facility formerly leased by the Company.

     The Company incurred additional expenses relating to the Fairfield plant closure of $409,000 in fiscal 2000 and $569,000 in fiscal 1999. These costs were for employee transfers, equipment relocation and training of new employees at the Texas facility.

     In the second quarter of fiscal 1999, the Company recorded termination costs of $400,000 unrelated to the closure of the Fairfield facility. In the fourth quarter of fiscal, 1999 the Company recorded an additional $1,200,000 in severance and early retirement benefit costs to reduce its overhead cost structure, primarily at its Moyno and Chemineer business units. The reduction in employment levels at Chemineer was due to lower sales resulting from lower capital spending within the specialty chemical markets served by Chemineer. The reduction in employment at Moyno was due to process changes within the manufacturing operations and a reduction in the overhead cost structure. These changes reduced operating costs by approximately $1,200,000 annually. All of these benefits were paid as of August 31, 2000 with no changes in estimates made.

Minimum lease payments

Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 2001:

(In thousands)

2002	$2,119
2003	1,243
2004	565
2005	311
2006	151
Thereafter	98

$4,487

     Rental expense for all operating leases in 2001, 2000 and 1999 was approximately $2,925,000, $2,914,000 and $3,347,000, respectively.

NOTE 5 — CASH FLOW STATEMENT INFORMATION

In fiscal 2001, the Company recorded the following non-cash investing and financing transactions: $15,354,000 of stock issued and $41,181,000 of debt assumed in connection with the acquisition of Romaco and $769,000 increase in common stock and decrease in income tax payable related to the tax benefits of stock options exercised.

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

Supplemental cash flow information consisted of the following:

	2001	2000	1999

	(in thousands)
Interest paid	$12,428	$13,738	$14,723
Taxes paid	15,733	8,456	8,812

NOTE 6 — LONG-TERM DEBT

	2001	2000

	(in thousands)
Senior debt:
Revolving credit loan	$53,589	$13,085
Senior notes	100,000	100,000
Other	45,614	5,088
6.50% Convertible subordinated notes	59,691	59,691

Total debt	258,894	177,864
Less current portion	17,669	1,341

	$241,225	$176,523

     The Company’s Bank Credit Agreement (“Agreement”) provides that the Company may borrow on a revolving credit basis up to a maximum of $150,000,000. All outstanding amounts under the

Agreement are due and payable on November 25, 2002. Interest is variable based upon formulas tied to LIBOR or prime, at the Company’s option, and is payable at least quarterly. At August 31, 2001, the weighted average interest rate for all amounts outstanding was 4.82%. The Agreement provides for multicurrency borrowings, and at August 31, 2001 all amounts outstanding are euro denominated borrowings. Indebtedness under the Agreement is unsecured, except for guarantees by the Company’s U.S. subsidiaries, the pledge of the stock of the Company’s U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. At August 31, 2001, the Company has available borrowings of $50,000,000 under the Agreement.

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

     The Company has $59,691,000 of 6.50% Convertible Subordinated Notes Due 2003 (“Subordinated Notes”). The Subordinated Notes are due on September 1, 2003, and bear interest at 6.50%, payable semi-annually on March 1 and September 1 and are convertible into common stock at a rate of $27.25 per share. Holders may convert at any time until maturity and the Company may call for redemption at a price ranging from the current price of 101.09% to 100% in fiscal 2003 and thereafter. The Notes are subordinated to all other indebtedness of the Company.

     The Company’s other debt primarily consists of unsecured non-U.S. bank lines of credit with interest rates ranging from 4.00% to 8.00%.

     Aggregate principal payments of long-term debt, for the five years subsequent to August 31, 2001, are as follows:

(In thousands)

2002	$17,669
2003	53,351
2004	65,380
2005	5,563
2006	5,548
2007 and thereafter	111,383

Total	$258,894

NOTE 7 — RETIREMENT BENEFITS

     The Company sponsors two defined contribution plans covering most U.S. salaried employees and certain U.S. hourly employees. Contributions are made to the plans based on a percentage of eligible amounts contributed by participating employees. The Company also sponsors several defined benefit plans covering all U.S. employees and certain non-U.S. employees. Benefits are based on years of service and employees’ compensation or stated amounts for each year of service. The Company’s funding policy is consistent with the funding requirements of applicable regulations. At August 31, 2001 and 2000, pension investments included 311,700 shares of the Company’s common stock.

     In addition to pension benefits, the Company provides health care and life insurance benefits for certain of its retired U.S. employees. The Company’s policy is to fund the cost of these benefits as claims are paid.

     Retirement and other post-retirement plan costs are as follows:

	Pension Benefits

	2001	2000	1999

	(In thousands)
Service cost	$3,602	$3,547	$3,733
Interest cost	7,278	7,165	7,415
Expected return on plan assets	(7,049)	(6,388)	(6,214)
Amortization of prior service cost	593	557	552
Amortization of transition obligation	(202)	(118)	(137)
Recognized net actuarial (gains)losses	(148)	(126)	545

Net periodic benefit cost	$4,074	$4,637	$5,894

Defined contribution cost	$1,064	$950	$917

	Other Benefits

	2001	2000	1999

	(In thousands)
Service cost	$275	$220	$250
Interest cost	1,650	1,533	1,456
Net amortization	521	330	253

Net periodic benefit cost	$2,446	$2,083	$1,959

The funded status and amounts recorded in the balance sheet are as follows:

	Pension Benefits		Other Benefits

	2001	2000	2001	2000

	(In thousands)
Change in benefit obligation:
Beginning of year	$112,560	$119,736	$21,123	$20,401
Service cost	3,602	3,547	275	220
Interest cost	7,278	7,165	1,650	1,533
Plan amendments	439	0	0	0
Currency exchange rate impact	719	(6,480)	0	0
Actuarial losses (gains)	607	(2,268)	3,555	1,731
Benefit payments	(8,343)	(9,140)	(2,648)	(2,762)

End of year	$116,862	$112,560	$23,955	$21,123

Change in plan assets:
Beginning of year	$85,822	$77,912	$0	$0
Actual return	(5,007)	10,488	0	0
Company contributions	7,116	6,562	2,648	2,762
Benefit payments	(8,343)	(9,140)	(2,648)	(2,762)

End of year	$79,588	$85,822	$0	$0

Funded status	$(37,274)	$(26,738)	$(23,955)	$(21,123)
Unrecognized net actuarial losses(gains)	8,051	(4,601)	7,307	4,117
Unrecognized transition obligation	(817)	(1,016)	0	0
Unamortized prior service cost	2,564	2,721	2,540	2,528

Amount recognized	$(27,476)	$(29,634)	$(14,108)	$(14,478)

Recorded as follows:
Accrued expenses	$(5,179)	$(4,900)	$(2,000)	$(2,000)
Other long-term liabilities	(28,379)	(27,669)	(12,108)	(12,478)
Intangible assets	2,592	2,734	0	0
Accumulated other comprehensive loss	3,490	201	0	0

	$(27,476)	$(29,634)	$(14,108)	$(14,478)

Deferred tax liability on accumulated other comprehensive loss	$(1,097)	$(70)	$0	$0

     Pension plans with accumulated (“ABO”) and projected (“PBO”) benefit obligations in excess of plan assets:

	2001	2000

	(In thousands)
Accumulated benefit obligations	$99,051	$64,623
Projected benefit obligation	102,844	66,228
Plan assets	64,975	35,408

     In 2001 and 2000, $26,352,000 and $24,180,000, respectively, of the unfunded ABO and $27,670,000 and $25,785,000, respectively, of the unfunded PBO relate to the Company’s pension plan for its German operation. Funding of pension obligations is not required in Germany.

     Actuarial weighted average assumptions used to determine plan costs and liabilities are as follows:

	Pension Benefits		Other Benefits

	2001	2000	2001	2000

Weighted average assumptions:
Discount rate	7.00%	7.00%	7.00%	7.00%
Expected return on plan assets	9.00	9.00	N/A	N/A
Rate of compensation increase	5.50	5.50	N/A	N/A
Health care cost Increase	N/A	N/A	6.00	6.00

     The assumed health care trend rate has a significant effect on the amounts reported for health care benefits. A one percentage point change in assumed health care rate would have the following effects:

	Increase	Decrease

	(In thousands)
Service and interest cost	$97	$(89)
Postretirement benefit obligation	1,109	(1,045)

NOTE 8 — INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred assets and liabilities

	2001	2000

	(In thousands)
Assets:
Postretirement benefit obligations	$5,474	$5,781
Net operating loss carryforward	5,914	0
Advance payments	0	5,000
U.S. credit carryforward	1,385	1,084
Other liabilities	1,218	827
Inventory allowances	2,598	1,538
Warranty reserve	2,838	2,952
Insurance reserve	973	1,012
Pension benefits	833	1,149
Other items	2,333	5,071

	23,566	24,414
Less valuation allowance	893	1,084

	22,673	23,330
Liabilities:
Tax depreciation in excess of book depreciation	7,062	7,050
Goodwill and purchased asset basis differences	5,982	4,933
Other items	707	2,467

	13,751	14,450

Net deferred tax benefit	$8,922	$8,880

	2001	2000	1999

	(In thousands)
Expense
Current:
U.S. federal	$2,727	$4,002	$(536)
Non-U.S	3,925	9,570	6,244
U.S. state	271	375	(193)

	6,923	13,947	5,515
Deferred:
U.S. federal	2,961	1,028	522
Non-U.S	49	(4,558)	355
U.S. state	296	96	255

	3,306	(3,434)	1,132

	$10,229	$10,513	$6,647

Tax included in minority interest	$599	$838	$535

Non U.S. pretax income	$11,270	$14,946	$18,361

     A summary of the differences between the effective income tax rate attributable to operations and the statutory rate is as follows:

	2001	2000	1999

U.S. statutory rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of U.S. federal tax benefit	1.2	1.9	2.8
Benefit of realization of non-U.S. loss carryforwards	0	0	(3.7)
Foreign Sales Corporation	(4.2)	(1.5)	(2.4)
Non U.S. taxes	(0.1)	.5	1.1
Other items – net	1.2	(.9)	1.2

	33.1%	35.0%	34.0%

NOTE 9 — COMMON STOCK

The Company sponsors a long-term incentive stock plan to provide for the granting of stock based compensation to officers and other key employees. In addition, the Company sponsors stock option and stock compensation plans for non-employee directors. Under the plans, the stock option price per share may not be less than the fair market value as of the date of grant. For officers and other key employees outstanding grants become exercisable over a three year period, while options for non-employee directors are immediately vested. Proceeds from the sale of stock issued under option arrangements are credited to common stock. The Company makes no charges or credits against earnings with respect to these options.

     Summaries of amounts issued under the stock option plans are presented in the following tables.

Stock Option Activity

		Weighted-
	Stock	Average Option
	Options	Price Per Share

Outstanding at September 1, 1998	839,667	$18.85
Granted	165,500	25.16
Exercised	(95,400)	7.41
Canceled	(5,500)	37.50

Outstanding at August 31, 1999	904,267	21.11
Granted	192,800	21.04
Exercised	(21,500)	12.24
Canceled	(61,667)	25.76

Outstanding at August 31, 2000	1,013,900	20.81
Granted	143,000	27.81
Exercised	(130,266)	10.10
Canceled	(10,500)	26.30

Outstanding at August 31, 2001	1,016,134	$19.20

Exercisable Stock Options at Year-End
1999	577,434
2000	669,933
2001	730,081
Shares Available for Grant at Year-End
1999	1,334,000
2000	1,141,700
2001	998,700

Components of Outstanding Stock Options at August 31, 2001

		Weighted
Range of		Average	Weighted-
Exercise	Number	Contract Life in	Average
Price	Outstanding	Years	Exercise Price

$7.75 - 17.50	205,500	3.94	$10.91
20.88 - 39.50	810,634	8.65	26.04

$7.75 - 39.50	1,016,134	7.69	$19.20

Components of Exercisable Stock Options at August 31, 2001

Range of		Weighted-
Exercise	Number	Average
Price	Exercisable	Exercise Price

$7.75 - 17.50	205,500	$10.91
20.88 - 39.50	524,581	26.98

$7.75 - 39.50	730,081	$22.46

     The Company also sponsors a long-term incentive stock plan. Under this plan selected participants receive performance units which convert into a variable number of restricted shares based on a three year measurement of how favorably the total return on Company shares compares to the total shareholder return of the Russell 2000 Company Group (“Group”). The restricted shares earned range from 75% to 200% of the performance units awarded. The 75% threshold is earned when the Company’s return is at the 50th percentile of total shareholder return of the Group and 200% is earned when the Company’s return is at the 80th percentile or greater. No restricted shares are earned if the Company’s return is less than the median return of the Group. Restricted shares earned under the program are issued to the participants at the end of the three year measurement period and are subject to forfeit if the participant leaves the employment of the Company within the following two years.

     For the three year performance period ended August 31, 1999 no shares were earned. In fiscal year 2000, 64,582 performance units were awarded for the performance period ending August 31, 2002 with a weighted average fair value at the date of grant of $23.50. The Company has estimated the fair value of the restricted shares that will be earned for the performance period ending August 31, 2002 and is recognizing the cost over the restriction period.

     Total compensation expense recognized in the income statement for all stock based awards was $126,000, zero, and ($243,000) for the years ended August 31, 2001, 2000, and 1999, respectively.

     For purposes of pro-forma disclosure as required by Statement of Financial Accounting Standard No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro-forma information is as follows:

	2001	2000	1999

	(In thousands, except per share data)
Pro-forma net income	$19,084	$17,194	$10,808
Pro-forma net income per share:
Basic	1.73	1.57	0.99
Diluted	1.59	1.46	0.99

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

	2001		2000		1999

Expected volatility of common stock	33.20%		34.70%		35.60%
Risk free interest rate	4.72		6.00		6.25
Dividend yield	.75		.75		.75
Expected life of option	6.90	yrs	6.90	yrs	6.90	yrs
Fair value at grant date	$11.49		$10.49		$11.45

     Option valuation models, such as the Black-Scholes model, were developed for use in estimating the fair value of traded options which have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, existing models do not provide a reliable single measure of the fair value of its stock options.

NOTE 10 — NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	2001	2000	1999

	(In thousands, except per share data)
Numerator:
Basic:
Net Income	$19,631	$18,056	$11,849
Effect of dilutive securities:
Convertible debt interest	2,328	2,438	2,535

Income attributable to diluted shares	$21,959	$20,494	$14,384

Denominator:
Basic:
Weighted average shares	11,050	10,946	10,930
Effect of dilutive securities:
Convertible debt	2,190	2,297	2,385
Dilutive options and restricted shares	225	173	220

Diluted	13,465	13,416	13,535

Net income per share:
Basic:	$1.78	$1.65	$1.08
Diluted:	$1.63	$1.53	$1.06

NOTE 11 — BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

The Company’s operations are aggregated into two reportable business segments: Process Systems and Energy Systems. The Process Systems segment provides a wide range of systems, parts and services for process applications in the pharmaceutical, specialty chemical, agri-chemical, wastewater treatment, food and beverage and pulp and paper industries. The products and services relate to glass-lined reactor systems and storage vessels, fluoropolymer products and accessories, mixing and turbine agitation equipment and progressing cavity pump products. The Energy Systems segment provides products and services for oil and gas exploration and production applications. The products and services relate to power sections for directional drilling applications, progressing cavity pumps used in artificial lift applications, wellhead equipment, pipeline closures, rod guides and valves.

     The Company evaluates performance and allocates resources based on Income before Interest and Taxes (“EBIT”). Identifiable assets by business segment include all assets directly identified with those operations. Corporate assets consist mostly of cash and intangible assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that the Company accounts for U.S. inventory on a First-In, First-Out (FIFO) basis at the segment level compared to a Last In, First-Out (LIFO) basis at the consolidated level.

     The following tables provide information about the reportable segments.

	2001		2000		1999

	(In thousands)
Unaffiliated Customer Sales:
Process Systems (1)	$311,996		$318,569		$335,648
Energy Systems (2)	113,906		88,145		64,494

Total	$425,902		$406,714		$400,142

Intersegment Sales:
Process Systems (1)	$883		$1,954		$1,515
Energy Systems (2)	0		0		0
Corporate and Eliminations	(883)		(1,954)		(1,515)

Total	$0		$0		$0

Depreciation and Amortization:
Process Systems (1)	$16,204		$16,481		$16,223
Energy Systems (2)	7,260		7,005		7,233
Corporate and Eliminations	884		884		1,065

Total	$24,348		$24,370		$24,521

EBIT:
Process Systems (1)	$25,794	(3)	$36,455	(3)	$42,001	(3)
Energy Systems (2)	26,078		16,130	(4)	1,097	(4)
Corporate and Eliminations	(8,636	)(5)	(9,013)		(9,810)

Total	$43,236		$43,572		$33,288

Identifiable Assets:
Process Systems (1)	$488,053		$337,953		$337,037
Energy Systems (2)	142,674		135,278		130,479
Corporate and Eliminations	29,533		22,448		26,336

Total	$660,260		$495,679		$493,852

Capital Expenditures:
Process Systems (1)	$14,326		$15,102		$8,011
Energy Systems (2)	5,805		4,660		3,462
Corporate and Eliminations	69		80		139

Total	$20,200		$19,842		$11,612

Information about the Company’s operations in different geographical regions is presented below. The Company’s primary operations are in the U.S. and Europe. Sales are attributed to countries based on the location of the customer.

	2001	2000	1999

	(In thousands)
Sales (1) and (2):
United States	$234,007	$211,329	$214,624
Europe	93,358	101,548	116,120
Other North America	49,714	48,916	33,385
South America	11,699	13,508	16,961
Asia	37,124	31,413	19,052

	$425,902	$406,714	$400,142

Identifiable Assets:
United States	$326,334	$310,798	$309,258
Europe	233,191	106,060	107,011
Other North America	38,418	31,983	27,020
South America	6,861	4,077	4,184
Asia	25,923	20,313	20,154
Corporate	29,533	22,448	26,225

	$660,260	$495,679	$493,852

(1)	Includes the balance sheet of Romaco on the acquisition date of August 31, 2001 and the operations of other acquisitions from the respective dates of their acquisition: GMM-July 19, 1999, Chemineer de Mexico-June 30, 1999 and UGE-December 1, 1998.

(2)	Includes the operation of acquisitions from the respective dates of their acquisition: Rodec — December 12, 2000 and ABI — June 12, 2001.

(3)	Fiscal year 2001 includes one-time costs of $2,392,000 related to the Company’s Global Reorganization Program. Fiscal year 2000 includes a $500,000 charge related to Universal Glasteel Equipment, Inc., and fiscal year 1999 includes $1,200,000 of one-time severance and early retirement costs for fixed cost reductions at Moyno and Chemineer.

(4)	Includes charges of $409,000 and $4,769,000 in fiscal year 2000 and 1999, respectively, for the closure of the Fairfield, California manufacturing facility. Fiscal year 2000 includes a $918,000 gain on the sale of the Fairfield facility.

(5)	Fiscal year 2001 include one-time costs of $100,000 for the Company Global Reorganization Program.

NOTE 12 — QUARTERLY DATA (UNAUDITED)
QUARTERLY DATA (UNAUDITED)

	2001 Quarters

	1st	2nd	3rd(1)	4th	Total

	(In thousands, except per share data)
Sales	$96,027	$104,244	$113,177	$112,454	$425,902
Gross profit	33,190	34,938	36,373	36,233	140,734
EBIT	10,229	10,504	9,854	12,649	43,236
Income before income taxes and minority interest	7,325	7,445	6,685	9,469	30,924
Net income	4,584	4,639	4,101	6,307	19,631
Net income per share:
Basic	$0.42	$0.42	$0.37	$0.57	$1.78
Diluted	0.39	0.39	0.35	0.51	1.63
Weighted average common shares:
Basic	10,973	11,014	11,090	11,116	11,050
Diluted	13,372	13,411	13,475	13,524	13,465

	2000 Quarters

	1st	2nd	3rd	4th(2)	Total

	(In thousands, except per share data)
Sales	$93,499	$95,770	$104,303	$113,142	$406,714
Gross profit	31,452	33,806	37,085	37,891	140,234
EBIT	8,465	9,310	12,277	13,520	43,572
Income before income taxes and minority interest	5,218	5,991	8,799	10,033	30,041
Net income	3,066	3,431	5,374	6,185	18,056
Net income per share:
Basic	$0.28	$0.31	$0.49	$0.56	$1.65
Diluted	0.27	0.30	0.45	0.51	1.53
Weighted average common shares:
Basic	10,945	10,938	10,948	10,951	10,946
Diluted	13,519	13,451	13,424	13,326	13,416

(1)	The third quarter of fiscal year 2001 includes one time costs of $2,400,000 for the Company’s Global Reorganization Program.

(2)	The fourth quarter of fiscal year 2000 includes a $918,000 gain on the sale of the Company’s Fairfield, CA facility, and a one time charge of $500,000 related to Universal Glasteel Equipment, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Shareholders on December 12, 2001, except for certain information concerning the executive officers of the Company which is set forth in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Shareholders on December 12, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Shareholders on December 12, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the Company’s Proxy Statement for its Annual Meeting of Shareholders on December 12, 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  (1) FINANCIAL STATEMENTS

     The following consolidated financial statements of Robbins & Myers, Inc. and its subsidiaries are at Item 8 hereof.

     Consolidated Balance Sheet — August 31, 2001 and 2000.

     Consolidated Income Statement - Years ended August 31, 2001, 2000, and 1999.

     Consolidated Shareholders’ Equity Statement - Years ended August 31, 2001, 2000, and 1999.

     Consolidated Cash Flow Statement - Years ended August 31, 2001, 2000, and 1999

     Notes to Consolidated Financial Statements.

     (a)  (2) FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)	(3) EXHIBITS. See INDEX to EXHIBITS.

(b)	REPORTS ON FORM 8-K. During the quarter ended August 31, 2001, the Company filed one report on Form 8-K. A report on Form 8-K was filed August 14, 2001 to announce that the Company had entered into an agreement to acquire Romaco N.V. Subsequent to August 31, 2001, a report on Form 8-K was filed September 17, 2001 to file the Stock Purchase Agreement for the Romaco N.V. acquisition.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Robbins & Myers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of November, 2001.

ROBBINS & MYERS, INC

BY /s/ Gerald L. Connelly Gerald L. Connelly President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Robbins & Myers, Inc. and in the capacities and on the date indicated:

NAME	TITLE	DATE

/s/ Gerald L. Connelly Gerald L. Connelly	Director, President and Chief Executive Officer	November 20, 2001

/s/ Kevin J. Brown Kevin J. Brown	Vice President and Chief Financial Officer (Principal Financial Officer)	November 20, 2001

/s/ Thomas J. Schockman Thomas J. Schockman	Corporate Controller (Principal Accounting Officer)	November 20, 2001

*Maynard H. Murch, IV	Chairman Of Board	November 20, 2001

*Robert J. Kegerreis	Director	November 20, 2001

*Thomas P. Loftis	Director	November 20, 2001

*William D. Manning	Director	November 20, 2001

*Jerome F. Tatar	Director	November 20, 2001

*John N. Taylor, Jr.	Director	November 20, 2001

*	The undersigned, by signing his name hereto, executes this Report on Form 10-K for the year ended August 31, 2001 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.

/s/ Gerald L. Connelly Gerald L. Connelly Their Attorney-in-fact

Report of Independent Auditors

Shareholders and Board of Directors
Robbins & Myers, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Robbins & Myers, Inc. and Subsidiaries as of August 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Robbins & Myers, Inc. and Subsidiaries at August 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Dayton, Ohio
October 1, 2001

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C			COL. D		COL. E

		ADDITIONS

	Balance at Beginning	Charged to Costs	Charged to Other		Deductions -		Balance at End
DESCRIPTION	of Period	and Expenses	Accounts-Describe		Describe		of Period

Year Ended August 31, 2001
Allowances and reserves deducted from assets:
Uncollectable accounts receivable	$1,726	$616	$0		$850	(1)	$1,492
Inventory obsolescence	9,065	2,112	0		3,341	(2)	7,836
Other reserves:
Warranty claims	8,332	1,800	2,000	(4)	1,956	(3)	10,176
Restructuring liabilities	836	0	550	(6)	131	(5)	155
Current & L-T insurance reserves	2,798	2,543	0		2,857	(7)	2,484

Year Ended August 31, 2000:
Allowances and reserves deducted from assets:
Uncollectable accounts receivable	$1,688	$498	$0		$460	(1)	$1,726
Inventory obsolescence	10,273	1,304	0		2,512	(2)	9,065
Other reserves:
Warranty claims	9,863	749	(450	)(8)	1,830	(3)	8,332
Restructuring liabilities	2,273	0	0		1,437	(5)	836
Current & L-T insurance reserves	2,355	2,007			1,564	(7)	2,798

Year Ended August 31, 1999:
Allowances and reserves deducted from assets:
Uncollectable accounts receivable	$1,539	$578	$0		$429	(1)	$1,688
Inventory obsolescence	10,832	979	0		1,538	(2)	10,273
Other reserves:
Warranty claims	6,888	1,245	3,500	(9)	1,770	(3)	9,863
Restructuring liabilities	0	2,800	0		527	(5)	2,273
L-T insurance reserves	2,693	1,396	352	(10)	2,086	(7)	2,355

Note (1)	Represents accounts receivable written off against the reserve.
Note (2)	Inventory items scrapped and written off against the reserve.
Note (3)	Warranty cost incurred applied against the reserve.
Note (4)	Amount due to acquisition of Romaco.
Note (5)	Spending against restructing reserve.
Note (6)	Reduction in liability due to lower estimated environmental costs.
Note (7)	Spending against casualty reserve.
Note (8)	Reduction of warranty accrual due to warranty claim settlement.
Note (9)	Amount due to acquisition of Flow control Equipement, Inc. and Technoglass S.r.L.
Note (10)	In 1999 reclassified to include current and long-term portions.

Index to Exhibits

(2)  PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION:

2.1
Stock Purchase Agreement, dated August 10, 2001, among Robbins & Myers Holdings, Inc. (as Buyer), Robbins & Myers, Inc. (as sole stockholder of Buyer), and Brian Fenwick-Smith (as Seller), as amended by Amendment No. 1 to Stock Purchase Agreement dated August 28, 2001, was filed as exhibit 2.1 to the Company’s Report on Form 8-K dated September 17, 2001
*

(3)  ARTICLES OF INCORPORATION AND BY-LAWS:

3.1	Amended Articles of Incorporation of Robbins & Myers, Inc. were filed as Exhibit 3.1 to the Company’s Report on Form 10-Q for the quarter ended February 28, 1998	*

3.2	Code of Regulations of Robbins & Myers, Inc.	F

(4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

4.1
Indenture relating to $65,000,000 Convertible Subordinated Notes due 2003, with Star Bank, N.A. , as Trustee, dated September 1, 1996 was filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K dated August 31, 1996
*

4.2
$200,000,000 Amended and Restated Credit Agreement dated January 8, 1999 among Robbins & Myers, Inc., the lenders named therein, Bank One, Dayton, N.A. as Administrative Agent, NationsBank, N.A. as Documentation and Syndication Agent, The Bank of Nova Scotia, as Issuing Bank and ABN Amro N.V., as Issuing Bank was filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the Quarter Ended February 28, 1999
*

4.3
First Amendment dated as of February 24, 1999 (the “First Amendment”) to the Amended and Restated Credit Agreement dated January 8, 1999 was filed as Exhibit 4.2 to the Company’s Report of Form 10-Q for the Quarter Ended February 28, 1999
*

4.4
Pledge and Security Agreement between Robbins & Myers, Inc. and Bank One, Dayton, N.A., dated November 26, 1996 was filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended August 31, 1996
*

4.5	Form of $100 million senior note agreement dated May 1, 1998 was filed as exhibit 4.1 to the Company’s Annual Report on Form 10-Q for the quarter ended May 31, 1998	*

4.6	Robbins & Myers, Inc. 10% Subordinated Note Due 2006 in the principal amount of Euro 2,452,000, dated August 31, 2001.	R

(10)  MATERIAL CONTRACTS:

10.1	Robbins & Myers, Inc. Cash Balance Pension Plan (As Amended and Restated Effective as of October 1, 1999)	F

10.2	Robbins & Myers, Inc. Employee Savings Plan as amended through August 31, 2000 was filed as exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001	*

10.3
Robbins & Myers, Inc. Executive Supplemental Retirement Plan adopted February 2000 and Amendment No. 1 to such Plan adopted August 2000 was filed as exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001
*

10.4	Robbins & Myers, Inc. Executive Supplemental Pension Plan adopted July 2000 was filed as exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended August 31, 2001	*

10.5	Form of Indemnification Agreement between Robbins & Myers, Inc., and each director of the Company	F

10.6	Robbins & Myers, Inc. 1994 Directors Stock Compensation Plan	F

10.7	Robbins & Myers, Inc. 1994 Long-Term Incentive Stock Plan as amended was filed as Exhibit 10.11 to the Company’s Report on Form 10-K for the year ended August 31, 1996	*

10.8	Robbins & Myers, Inc. 1995 Stock Option Plan for Non-Employee Directors was filed as Exhibit 10.12 to the Company’s Report on Form 10-K for the year ended August 31, 1996	*

10.9	Robbins & Myers, Inc. Senior Executive Annual Cash Bonus Plan was filed as Exhibit 10.13 to the Company’s Report on Form 10-K for the year ended August 31, 1996	*

10.10
Salary Continuation Agreement between Robbins & Myers, Inc. and Gerald L. Connelly, dated February 19, 1999 was filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the Quarter Ended February 28, 1999
*

10.11	Robbins & Myers, Inc. 1999 Long-Term Incentive Stock Plan was filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 333-35856)	*

(21) SUBSIDIARIES OF THE REGISTRANT

21.1	Subsidiaries of the Registrant	F

(23) CONSENTS OF EXPERTS AND COUNSEL

23.1	Consent of Ernst & Young LLP	F

(24) POWER OF ATTORNEY

24.1	Powers of Attorney of any person who signed this Report on Form 10-K on behalf of another pursuant to a Power of attorney	F

“F”	Indicates Exhibit is being filed with this Report.

“*”	Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission.

“R”	Instrument with respect to indebtedness that does not exceed 10% of the Company’s total assets which is not being filed, but will be furnished to the Commission upon its request.