Form 10-Q
period 2001-11-30
ROBBINS & MYERS INC
filed 2002-01-11
CIK 84290

CONSOLIDATED CONDENSED BALANCE SHEET
CONSOLIDATED CONDENSED INCOME STATEMENT
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Part II—Other Information
SIGNATURES
INDEX TO EXHIBITS
Exhibit 4.1 -- Credit Agreement

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2001 File Number 0-288

Robbins & Myers, Inc
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES     X      NO

Common shares, without par value, outstanding as of November 30, 2001: 11,827,054

ROBBINS & MYERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	November 30,	August 31,
	2001	2001

ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$12,097	$16,122
Accounts receivable	103,650	105,294
Inventories:
Finished products	35,306	35,638
Work in process	34,794	37,290
Raw materials	47,747	44,049

	117,847	116,977
Other current assets	14,785	13,084
Deferred taxes	16,228	16,336

Total Current Assets	264,607	267,813
Goodwill	222,511	220,648
Other Intangible Assets	14,424	14,799
Other Assets	7,687	7,603
Property, Plant and Equipment	254,879	252,933
Less accumulated depreciation	(108,738)	(103,536)

	146,141	149,397

	$655,370	$660,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$44,331	$43,018
Accrued expenses	81,772	88,560
Current portion of long-term debt	6,669	17,669

Total Current Liabilities	132,772	149,247
Long-Term Debt—Less Current Portion	249,076	241,225
Deferred Taxes	7,486	7,414
Other Long-Term Liabilities	55,742	56,420
Minority Interest	8,341	8,052
Shareholders’ Equity:
Common stock	47,836	46,333
Retained earnings	169,658	164,864
Accumulated other comprehensive loss	(15,541)	(13,295)

	201,953	197,902

	$655,370	$660,260

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	November 30,

	2001	2000

Net sales	$139,387	$96,027
Cost of sales	92,443	62,837

Gross profit	46,944	33,190
SG&A expenses	33,761	21,049
Amortization expense	558	1,912
Other	0	0

	12,625	10,229
Interest expense	4,053	2,904

Income before income taxes and minority interest	8,572	7,325
Income tax expense	2,872	2,489
Minority interest	259	252

Net income	$5,441	$4,584

Net income per share:
Basic	$0.46	$0.42

Diluted	$0.43	$0.39

Dividends per share:
Declared	$0.055	$0.055

Paid	$0.055	$0.055

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	November 30,

	2001	2000

Operating Activities:
Net income	$5,441	$4,584
Adjustments to reconcile net income to net cash and cash equivalents provided (used) by operating activities:
Depreciation	5,390	4,079
Amortization	558	1,912
Performance stock awards	63	0
Changes in operating assets and liabilities:
Accounts receivable	915	1,971
Inventories	(1,752)	(2,540)
Accounts payable	1,631	(2,843)
Accrued expenses	(6,348)	(9,733)
Other	(2,700)	1,761

Net Cash and Cash Equivalents Provided (Used) by Operating Activities	3,198	(809)

Investing Activities:
Capital expenditures, net of nominal disposals	(2,802)	(2,964)
Romaco acquisition costs	(2,596)	0

Net Cash and Cash Equivalents Used by Investing Activities	(5,398)	(2,964)

Financing Activities:
Proceeds from debt borrowings	29,173	10,558
Payments of long-term debt	(31,787)	(5,185)
Proceeds from sale of common stock	1,436	418
Dividends paid	(647)	(603)

Net Cash and Cash Equivalents (Used) Provided by Financing Activities	(1,825)	5,188

(Decrease) Increase in Cash and Cash Equivalents	(4,025)	1,415
Cash and Cash Equivalents at Beginning of Period	16,122	11,244

Cash and Cash Equivalents at End of Period	$12,097	$12,659

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 2001
(Unaudited)

NOTE 1—Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“Company”) contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of November 30, 2001, and August 31, 2001, and the results of their operations and cash flows for the three month periods ended November 30, 2001 and 2000. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

NOTE 2—Business Acquisitions
On August 31, 2001, the Company purchased the stock of Romaco N.V., a Netherland Antilles corporation (“Romaco”). The results of Romaco are not included in the Company’s Consolidated Condensed Income Statement for the three month period ended November 30, 2000. Following are the unaudited pro-forma consolidated results of operations of the Company assuming the acquisition of Romaco had occurred at the beginning of fiscal year 2001. In preparing the pro-forma data, adjustments have been made to the historical financial information. These are primarily interest costs related to financing the transaction, adjustments to the corporate costs and income taxes. There is no amortization of the Romaco goodwill included in the pro-forma amounts.

Three Months Ended
November 30, 2000

(In thousands, except
per share data)
Sales	$133,671
Net income	5,760
Basic net income per share	0.50
Diluted net income per share	0.45

NOTE 3—New Accounting Pronouncement
As of September 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective September 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect follows:

Three Months Ended
November 30, 2000

(In thousands, except per
share data)
Reported net income	$4,584
Goodwill amortization, net of tax	842

Adjusted net income	$5,426

Basic earnings per common share
Reported net income	$0.42
Goodwill amortization, net of tax	0.07

Adjusted net income	$0.49

Diluted earnings per common share
Reported net income	$0.39
Goodwill amortization, net of tax	0.06

Adjusted net income	$0.45

NOTE 4—Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the quarter ended November 30, 2001, by operating segment, are as follows:

	Pharmaceutical	Energy	Industrial
	Segment	Segment	Segment	Total

		(In thousands)
Balance as of September 1, 2001	$110,159	$68,026	$42,463	$220,648
Goodwill acquired during the period	2,596	0	0	2,596
Translation adjustments and other	(939)	(30)	236	(733)

Balance as of November 30, 2001	$111,816	$67,996	$42,699	$222,511

As required by SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Company’s analysis, $3,100,000 of acquisition costs were transferred to goodwill as of September 1, 2001.

Information regarding the Company’s other intangible assets is as follows:

	As of November 30, 2001			As of August 31, 2001

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

			(In thousands)
Patents and Trademarks	$6,688	$881	$5,807	$6,662	$708	$5,954
Non-compete Agreements	10,712	7,231	3,481	10,655	7,016	3,639
Financing Costs	4,840	2,847	1,993	4,740	2,697	2,043
Pension Intangible	2,592	0	2,592	2,592	0	2,592
Other	1,705	1,154	551	1,705	1,134	571

Total	$26,537	$12,113	$14,424	$26,354	$11,555	$14,799

Prior to February 28, 2002, the Company will complete a preliminary goodwill impairment test as required. This test will involve the use of estimates related to the fair market value of the business with which the goodwill is associated.

NOTE 5—Net Income per Share

	Three Months Ended
	November 30,

	2001	2000

	(In thousands, except per
	share data)
Numerator:
Basic:
Net income	$5,441	$4,584
Effect of dilutive securities:
Convertible debt interest	582	582

Income attributable to diluted shares	$6,023	$5,166

Denominator:
Basic:
Weighted average shares	11,773	10,973
Effect of dilutive securities:
Convertible debt	2,191	2,191
Dilutive options and restricted shares	156	208

Diluted shares	14,120	13,372

Basic net income per share	$0.46	$0.42

Diluted net income per share	$0.43	$0.39

NOTE 6—Long-Term Debt

November 30, 2001

(In thousands)
Senior debt:
Revolving credit loan	$70,944
Senior notes	100,000
Other	25,110
6.50% Convertible subordinated notes	59,691

Total debt	255,745
Less current portion	6,669

$249,076

The Company entered into a Second Amended and Restated Credit Agreement (“Agreement”) on January 9, 2002. The Agreement provides that the Company may borrow on a revolving credit basis up to a maximum of $180,000,000. All outstanding amounts under the Agreement are due and payable on January 9, 2005. Interest is variable based upon formulas tied to LIBOR or prime, at the Company’s option, and is payable at least quarterly. At November 30, 2001, the weighted average interest rate for amounts outstanding under the Agreement was 3.56%. Indebtedness under the Agreement is unsecured, except for guarantees by the Company’s U.S. subsidiaries, the pledge of the stock of the Company’s U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. The Company has available borrowings of approximately $50,000,000 under the Agreement.

The Company has $100,000,000 of Senior Notes (“Senior Notes”) issued in two series. Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and is due May 1, 2008, and Series B in the principal amount of $30,000,000 has an interest rate of 6.84% and is due May 1, 2010. Interest is payable semi-annually on May 1 and November 1.

The above agreements have certain restrictive covenants including limitations on cash dividends, treasury stock purchases and capital expenditures, and minimum requirements for interest coverage and leverage ratios. The amount of cash dividends and treasury stock purchases, other than in relation to stock option exercises, the Company may incur in each fiscal year is restricted to the greater of $3,500,000 or 50% of the Company’s consolidated net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year.

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

NOTE 7—Income Taxes
The estimated annual effective tax rate was 33.5% for the first quarter of fiscal 2002 and 34.0% in the first quarter of fiscal 2001.

NOTE 8—Comprehensive Income

	Three Months Ended
	November 30,

	2001	2000

	(In thousands)
Net income	$5,441	$4,584
Other comprehensive income:
Foreign currency translation	(2,246)	(2,152)
Recognition of minimum pension liability	0	0

Comprehensive income	$3,195	$2,432

NOTE 9—Business Segments
Sales and Income before Interest and Taxes (“EBIT”) by operating segment is presented in the following table. As a result of the acquisition of Romaco on August 31, 2001, the Company reorganized resulting in the Company’s operations being aggregated into three reportable operating segments: Pharmaceutical, Industrial and Energy. The amounts presented for fiscal 2001 have been restated to reflect this reorganization.

	Three Months Ended
	November 30,

	2001	2000

	(In thousands)
Unaffiliated customer sales:
Pharmaceutical	$83,205	$39,576
Industrial	32,443	30,970
Energy	23,739	25,481

Total	$139,387	$96,027

EBIT:
Pharmaceutical	$8,197	$4,354
Industrial	2,270	2,252
Energy	4,812	5,857
Corporate and eliminations	(2,654)	(2,234)

Total	$12,625	$10,229

Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following tables present the components of the Company’s consolidated income statement and segment information for the first quarter of fiscal 2002 and 2001.

	Three Months Ended
	November 30,

Consolidated:	2001	2000

Net Sales	100.0%	100.0%
Cost of sales	66.3	65.4

Gross profit	33.7	34.6
SG&A expenses	24.2	21.9
Amortization	0.4	2.0
Other	0.0	0.0

EBIT	9.1%	10.7%

	Three Months Ended
	November 30,

Segment:	2001	2000

Pharmaceutical:	(In thousands)
Sales	$83,205	$39,576
EBIT	8,197	4,354
%	9.9%	11.0%
Industrial:
Sales	$32,443	$30,970
EBIT	2,270	2,252
%	7.0%	7.3%
Energy systems:
Sales	$23,739	$25,481
IBIT	4,812	5,857
%	20.3%	23.0%

First quarter of fiscal 2002 and 2001
     On August 31, 2001, the Company purchased the stock of Romaco N.V., a Netherland Antilles corporation (“Romaco”). Romaco is consolidated in the first quarter of fiscal 2002. Romaco is included in the Company’s Pharmaceutical segment.

     Net sales for the first quarter of fiscal 2002 were $139.4 million compared to $96.0 million in the prior year. Pro-forma sales, assuming Romaco was acquired at the beginning of fiscal 2001, increased $5.7 million or 4.3%.

     The Pharmaceutical segment had sales of $83.2 million in the first quarter of fiscal 2002 compared to $39.6 million in fiscal 2001. On a pro-forma basis, the Pharmaceutical segment sales increased $6.0 million, or 7.8%. The increase in pro-forma sales is driven by Romaco’s growth due to the strength of the pharmaceutical and healthcare markets. However, pro-forma orders for this segment decreased from $77.2 million in the first quarter of fiscal 2001 to $74.4 million in fiscal 2002. The decrease in pro-forma orders is in the Company’s Reactor Systems business and is due to the impact of the weak specialty chemical market and slow industrial economy in the U.S. Backlog in this segment decreased to $99.5 million at the end of the first quarter of fiscal 2002 from $108.1 million at August 31, 2001.

     The Industrial segment had sales of $32.4 million in the first quarter of fiscal 2002 compared to $31.0 million in fiscal 2001. This segment is also negatively impacted by the weak specialty chemical market as well as the slow industrial economy in the U.S. Incoming orders in this segment were $27.5 million in the first quarter of fiscal 2002 compared to $33.4 million in the first quarter of fiscal 2001. Backlog in this segment decreased to $22.5 million at the end of the first quarter of fiscal 2002 from $28.0 million at August 31, 2001.

     The Energy segment had sales of $23.7 million in the first quarter of fiscal 2002 compared to $25.5 million in fiscal 2001, a decrease of $1.8 million or 7.1%. Lower crude oil and natural gas prices have caused a reduction in exploration and production activities versus the first quarter of fiscal 2001. Incoming orders in this segment declined to $21.9 million in the first quarter of fiscal 2002, compared to $28.3 million in the first quarter of fiscal 2001. Backlog decreased to $5.7 million at the end of the first quarter of fiscal 2002 from $7.5 million at August 31, 2001.

     EBIT for the first quarter of fiscal 2002 is $12.6 million compared to $10.2 million in the first quarter of fiscal 2001. In the first quarter of fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized. The adoption of SFAS No. 142 resulted in a $1.4 million reduction in amortization in the first quarter of fiscal 2002. EBIT before amortization was $13.2 million in the first quarter of fiscal 2002 compared to $12.1 million in the first quarter of fiscal 2001, an increase of $1.1 million, or 9.1%.

     The Pharmaceutical segment had EBIT before amortization of $8.3 million in the first quarter of fiscal 2002 compared to $4.8 million in the first quarter of fiscal 2001. On a pro-forma basis, the Pharmaceutical segment EBIT before amortization increased $.7 million, or 9.2%. The increase in pro-forma EBIT before amortization is driven by Romaco’s sales growth.

     The Industrial segment had EBIT before amortization of $2.5 million in the first quarter of fiscal 2002 compared to $3.1 million in fiscal 2001, a reduction of $.6 million even though sales increased by $1.5 million. This reduction is due to a shift in product mix as lower margin industrial mixer products and corrosion resistant products increased in volume, while sales of higher margin industrial pump aftermarket products declined.

     The Energy segment had EBIT before amortization of $4.9 million in the first quarter of fiscal 2002 compared to $6.3 million in fiscal 2001, a decrease of $1.4 million or 22.2%. The aforementioned decline in Energy segment sales reduced EBIT before amortization by approximately $.8 million. The remaining decrease is due to increased research and development costs, and a change in sales mix from higher margin exploration products to lower margin wellhead products.

     Interest expense increased from $2.9 million in the first quarter of fiscal 2001 to $4.1 million in the first quarter of fiscal 2002. This was due to higher average debt levels resulting from the acquisition of Romaco, offset slightly by lower interest rates on the Company’s variable rate debt.

     The effective tax rate is 33.5% in fiscal 2002 compared to 34.0% in fiscal 2001.

     The increase in net income and diluted net income per share can be attributed to the acquisition of Romaco and lower amortization costs, offset by reduced operating profits in the Energy and Industrial segments due to difficult market conditions.

Liquidity and Capital Resources

     The Company entered into a Second Amended and Restated Credit Agreement (“Agreement”) on January 9, 2002. The Agreement provides that the Company may borrow on a revolving credit basis up to a maximum of $180.0 million. All outstanding amounts under the Agreement are due and payable on January 9, 2005. Interest is variable based upon formulas tied to LIBOR or prime, at the Company’s option, and is payable at least quarterly.

     Cash uses in the first three months of fiscal 2002 were $5.3 million in semi-annual interest payments due on the Company’s Senior Notes and Convertible Subordinated Notes, $2.8 million for variable pay plans (both included in accrued expenses), $2.8 million for capital expenditures, and $2.6 million in acquisition costs related to the Romaco acquisition. Cash generated from operations funded these cash uses.

     Cash uses in the first three months of fiscal 2001 were $5.3 million in semi-annual interest payments due on the Company’s Senior Notes and Convertible Subordinated Notes, $4.0 for variable pay plans, $2.0 million in income tax payments (all included in accrued expenses) and $3.0 million for capital expenditures. Cash generated from operations and net borrowings under the Company’s revolving credit loan funded these cash uses.

     The Company expects operating cash flow to be adequate for the remainder of fiscal year 2002 operating needs, scheduled debt service and shareholder dividend requirements. The major cash requirement for the remainder of fiscal 2002 is planned capital expenditures of approximately $11.8 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

Market Risk

     In its normal operations the Company has market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in the Company’s exposure to these risks, which has been previously disclosed.

Forward-looking Statements

     In addition to historical information, this report contains forward-looking statements identified by use of words such as “expects,” “anticipates,” “estimates,” and similar expressions. These statements reflect the Company’s expectations at the time this report was issued. Actual events and results may differ materially from those described in the forward-looking statements. Among the factors that could cause material differences are significant declines in capital expenditures in specialty chemical and pharmaceutical industries, a major decline in oil and natural gas prices, foreign exchange rate fluctuations, continued availability of acceptable acquisition candidates, access to capital and financing and general economic conditions that can affect demand in the process industries. The Company undertakes no obligation to update or revise any forward-looking statement.

Part II—Other Information

Item 6. Exhibits and Reports on Form 8-K

a)	See Index to Exhibits

b)	Reports on Form 8-K. During the quarter ended November 30, 2001, the Company filed a Report on Form 8-K on September 17, 2001 reporting information concerning the Company’s acquisition of Romaco N.V.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.

DATE:	January 11, 2002	BY	/s/ Kevin J. Brown Kevin J. Brown Vice President and Chief Financial Officer (Principal Financial Officer)

DATE:	January 11, 2002	BY	/s/ Thomas J. Schockman Thomas J. Schockman Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

(4)	INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS INCLUDING INDENTURES:

4.1	Second Amended and Restated Credit Agreement dated January 9, 2002 among Robbins & Myers, Inc., the lenders named therein, Bank One, N.A. as Administrative Agent and Issuing Bank, Harris Trust and Savings Bank, as Co-Syndication Agent, National City Bank, as Co-Syndication Agent, Wachovia Bank, N.A, as Co-Syndication Agent and Bank of Nova Scotia, as Documentation Agent and Issuing Bank. *

•     Filed herewith