Form 10-Q
period 2002-02-28
ROBBINS & MYERS INC
filed 2002-04-12
CIK 84290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2002 File Number 0-288

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes      X        No

Common shares, without par value, outstanding as of February 28, 2002: 11,838,523

CONSOLIDATED CONDENSED BALANCE SHEET
CONSOLIDATED CONDENSED INCOME STATEMENT
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II—Other Information
SIGNATURES
INDEX TO EXHIBITS

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	February 28,	August 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,307	$16,122
Accounts receivable	98,722	105,294
Inventories:
Finished products	27,764	35,638
Work in process	30,137	37,290
Raw materials	47,260	44,049

	105,161	116,977
Other current assets	14,131	13,084
Deferred taxes	15,891	16,336

Total Current Assets	244,212	267,813
Goodwill	253,230	220,648
Other Intangible Assets	16,602	14,799
Other Assets	8,148	7,603
Property, Plant and Equipment	249,674	252,933
Less accumulated depreciation	(109,664)	(103,536)

	140,010	149,397

	$662,202	$660,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$37,352	$43,018
Accrued expenses	74,693	88,560
Current portion of long-term debt	9,019	17,669

Total Current Liabilities	121,064	149,247
Long-Term Debt-Less Current Portion	268,072	241,225
Deferred Taxes	7,850	7,414
Other Long-Term Liabilities	53,428	56,420
Minority Interest	7,995	8,052
Shareholders’ Equity
Common stock	48,118	46,333
Retained earnings	173,178	164,864
Accumulated other comprehensive loss	(17,503)	(13,295)

	203,793	197,902

	$662,202	$660,260

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2002	2001	2002	2001

Net sales	$130,002	$104,244	$269,389	$200,271
Cost of sales	86,480	69,306	178,923	132,143

Gross profit	43,522	34,938	90,466	68,128
SG&A expenses	31,672	22,443	65,433	43,492
Amortization expense	623	2,016	1,181	3,928
Other	0	(25)	0	(25)

	11,227	10,504	23,852	20,733
Interest expense	4,566	3,059	8,619	5,963

Income before income taxes and minority interest	6,661	7,445	15,233	14,770
Income tax expense	2,228	2,531	5,100	5,020
Minority interest	263	275	522	527

Net income	$4,170	$4,639	$9,611	$9,223

Net income per share:
Basic	$0.35	$0.42	$0.81	$0.84

Diluted	$0.34	$0.39	$0.76	$0.78

Dividends per share:
Declared	$0.055	$0.055	$0.110	$0.110

Paid	$0.055	$0.055	$0.110	$0.110

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	February 28,

	2002	2001

Operating Activities:
Net income	$9,611	$9,223
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	10,441	8,235
Amortization	1,181	3,928
Deferred taxes	(571)	0
Performance stock awards	125	0
Changes in operating assets and liabilities:
Accounts receivable	4,144	1,859
Inventories	8,851	(6,416)
Accounts payable	(4,692)	(3,011)
Accrued expenses	(12,287)	(5,971)
Other	(1,491)	(684)

Net Cash and Cash Equivalents Provided by Operating Activities	15,312	7,163
Investing Activities:
Capital expenditures, net of nominal disposals	(9,625)	(7,550)
Proceeds from sale of equipment	4,200	0
Amended credit agreement fees	(1,871)	0
Romaco earnout payment and acquisition costs	(18,919)	0
Purchase of Rodec	0	(2,763)

Net Cash and Cash Equivalents Used by Investing Activities	(26,215)	(10,313)
Financing Activities:
Proceeds from debt borrowings	42,362	21,636
Payments of long-term debt	(37,637)	(16,855)
Proceeds from sale of common stock	1,660	1,517
Dividends paid	(1,297)	(1,208)

Net Cash and Cash Equivalents Provided by Financing Activities	5,088	5,090

(Decrease) Increase in Cash and Cash Equivalents	(5,815)	1,940
Cash and Cash Equivalents at Beginning of Period	16,122	11,244

Cash and Cash Equivalents at End of Period	$10,307	$13,184

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
February 28, 2002
(Unaudited)

NOTE 1—Preparation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“Company”) contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of February 28, 2002, and August 31, 2001, the results of their operations for the three and six month periods ended February 28, 2002 and 2001, and their cash flows for the six month periods ended February 28, 2002 and 2001. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

NOTE 2—Business Acquisitions

On August 31, 2001, the Company purchased the stock of Romaco N.V., a Netherland Antilles corporation (“Romaco”). The results of Romaco are not included in the Company’s Consolidated Condensed Income Statement for the three and six month periods ended February 28, 2001. Following are the unaudited pro-forma consolidated results of operations of the Company assuming the acquisition of Romaco had occurred at the beginning of fiscal year 2001. In preparing the pro-forma data, adjustments have been made to the historical financial information. These are primarily interest costs related to financing the transaction, adjustments to corporate costs and income taxes. There is no amortization of the Romaco goodwill included in the pro-forma amounts.

	Three Months Ended	Six Months Ended
	February 28, 2001	February 28, 2001

	(In thousands, except per share data)
Sales	$141,103	$274,774
Net income	5,687	11,447
Basic net income per share	0.49	0.99
Diluted net income per share	0.45	0.90

NOTE 3—New Accounting Pronouncement

As of September 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized, but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption. There were no indicators of impairment identified by the Company as a result of the transitional impairment test.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective September 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect follows:

	Three Months Ended	Six Month Ended
	February 28, 2001	February 28, 2001

	(In thousands, except per share data)
Reported net income	$4,639	$9,223
Goodwill amortization, net of tax	842	1,684

Adjusted net income	$5,481	$10,907

Basic earnings per common share
Reported net income	$0.42	$0.84
Goodwill amortization, net of tax	0.07	0.14

Adjusted net income	$0.49	$0.98

Diluted earnings per common share
Reported net income	$0.39	$0.78
Goodwill amortization, net of tax	0.06	0.12

Adjusted net income	$0.45	$0.90

NOTE 4—Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six month period ended February 28, 2002, by operating segment, are as follows:

	Pharmaceutical	Energy	Industrial
	Segment	Segment	Segment	Total

	(In thousands)
Balance as of September 1, 2001	$110,159	$68,026	$42,463	$220,648
Goodwill acquired during the period	34,969	0	0	34,969
Translation adjustments and other	(2,450)	(173)	236	(2,387)

Balance as of February 28, 2002	$142,678	$67,853	$42,699	$253,230

During the quarter ended February 28, 2002, the Company recorded the earnout consideration payment to the former owner of Romaco. The earnout consideration was $32,100,000 and was paid half in cash and half in a 10.00% 5 year subordinated note. The amount of the earnout consideration was recorded as an increase to goodwill. The portion of the earnout consideration that was paid with the 10.00% subordinated note is a non-cash transaction and is therefore not reflected on the Company’s Consolidated Condensed Statement of Cash Flows.

As required by SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Company’s analysis, $3,100,000 of acquisition costs were transferred to goodwill as of September 1, 2001.

Information regarding the Company’s other intangible assets is as follows:

	As of February 28, 2002			As of August 31, 2001

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

			(In thousands)
Patents and Trademarks	$6,938	$1,081	$5,857	$6,662	$708	$5,954
Non- compete Agreements	10,734	7,481	3,253	10,655	7,016	3,639
Financing Costs	6,611	3,007	3,604	4,740	2,697	2,043
Pension Intangible	2,592	0	2,592	2,592	0	2,592
Other	2,470	1,174	1,296	1,705	1,134	571

Total	$29,345	$12,743	$16,602	$26,354	$11,555	$14,799

NOTE 5—Net Income per Share

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2002	2001	2002	2001

	(In thousands, except per share amounts)
Numerator:
Basic:
Net income	$4,170	$4,639	$9,611	$9,223
Effect of dilutive securities:
Convertible debt interest	582	582	1,164	1,164

Income attributable to diluted shares	$4,752	$5,221	$10,775	$10,387

Denominator:
Basic:
Weighted average shares	11,832	11,014	11,802	10,991
Effect of dilutive securities:
Convertible debt	2,191	2,191	2,191	2,191
Dilutive options and restricted shares	92	206	121	206

Diluted shares	14,115	13,411	14,114	13,388

Basic net income per share	$0.35	$0.42	$0.81	$0.84

Diluted net income per share	$0.34	$0.39	$0.76	$0.78

NOTE 6—Long-Term Debt

February 28, 2002

(In thousands)
Senior debt:
Revolving credit loan	$79,197
Senior notes	100,000
Other	19,918
10.00% subordinated notes	18,285
6.50% Convertible subordinated notes	59,691

Total debt	277,091
Less current portion	9,019

$268,072

The Company entered into a Second Amended and Restated Credit Agreement (“Agreement”) on January 9, 2002. The Agreement provides that the Company may borrow on a revolving credit basis up to a maximum of $180,000,000. All outstanding amounts under the Agreement are due and payable on January 9, 2005. Interest is variable based upon formulas tied to LIBOR or prime, at the Company’s option, and is payable at least quarterly. At February 28, 2002, the weighted average interest rate for amounts outstanding under the Agreement was 4.86%. Indebtedness under the Agreement is unsecured, except for guarantees by the Company’s U.S. subsidiaries, the pledge of the stock of the Company’s U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. The Company has available borrowings of approximately $25,000,000 under the Agreement.

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

The company has $18,285,000 of 10.00% Subordinated Notes (“Subordinated Notes”) with the former owner of Romaco. The Subordinated Notes are due in 2006 and 2007 and interest is payable quarterly.

The Company has $59,691,000 of 6.50% Convertible Subordinated Notes Due 2003 (“Convertible Subordinated Notes”). The Convertible Subordinated Notes are due on September 1, 2003, and bear interest at 6.50%, payable semi-annually on March 1 and September 1 and are convertible into common stock at a rate of $27.25 per share. Holders may convert at any time until maturity and the Company may call for redemption at a price ranging from the current price of 101.09% to 100% in fiscal 2003. The Convertible Subordinated Notes and the Subordinated Notes are subordinated to all other indebtedness of the Company.

The Company’s other debt primarily consists of unsecured non-U.S. bank lines of credit with interest rates ranging from 4.00% to 8.00%.

NOTE 7—Income Taxes

The estimated annual effective tax rate was 33.5% for the three and six month periods of fiscal 2002 and 34.0% for the three and six month periods of fiscal 2001.

NOTE 8—Comprehensive Income

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2002	2001	2002	2001

		(In thousands)
Net income	$4,170	$4,639	$9,611	$9,223
Other comprehensive income:
Foreign currency translation	(1,962)	1,338	(4,208)	(814)

Comprehensive income	$2,208	$5,977	$5,403	$8,409

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

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2002	2001	2002	2001

	(In thousands)
Unaffiliated customer sales:
Pharmaceutical	$79,578	$42,542	$162,783	$82,118
Industrial	27,727	33,236	60,170	64,206
Energy	22,697	28,466	46,436	53,947

Total	$130,002	$104,244	$269,389	$200,271

EBIT:
Pharmaceutical	$9,156	$3,991	$17,353	$8,345
Industrial	463	2,168	2,733	4,420
Energy	4,278	6,788	9,090	12,645
Corporate and eliminations	(2,670)	(2,443)	(5,324)	(4,677)

Total	$11,227	$10,504	$23,852	$20,733

Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following tables present the components of the Company’s consolidated income statement and segment information for the three and six month periods of fiscal 2002 and 2001.

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2002	2001	2002	2001

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.5	66.5	66.4	66.0

Gross profit	33.5	33.5	33.6	34.0
SG&A expenses	24.4	21.5	24.3	21.7
Amortization	0.5	1.9	0.4	1.9
Other	0.0	0.0	0.0	0.0

EBIT	8.6%	10.1%	8.9%	10.4%

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2002	2001	2002	2001

	(in thousands)
Segment
Pharmaceutical:
Sales	$79,578	$42,542	$162,783	$82,118
EBIT Before Amortization
and Other	9,300	4,470	17,581	9,274
EBIT	9,156	3,991	17,353	8,345
EBIT%	11.5%	9.4%	10.7%	10.2%

Industrial
Sales	$27,727	$33,236	$60,170	$64,206
EBIT Before Amortization
and Other	666	2,997	3,139	6,070
EBIT	463	2,168	2,733	4,420
EBIT%	1.7%	6.5%	4.5%	6.9%

Energy:
Sales	$22,697	$28,466	$46,436	$53,947
EBIT Before Amortization
and Other	4,365	7,301	9,266	13,618
EBIT	4,278	6,788	9,090	12,645
EBIT%	18.8%	23.8%	19.6%	23.4%

     On August 31, 2001, the Company purchased the stock of Romaco N.V., a Netherland Antilles corporation (“Romaco”). Romaco is consolidated in the first quarter of fiscal 2002 and is included in the Pharmaceutical Segment. Pro-forma results referenced throughout this discussion give effect as if the acquisition of Romaco had occurred on September 1, 2000.

Three months ended February 28, 2002

     Net sales for the second quarter of fiscal 2002 were $130.0 million compared to $104.2 million in the prior year. Pro-forma sales, decreased $11.1 million or 7.9%.

     The Pharmaceutical segment had sales of $79.6 million in the second quarter of fiscal 2002 compared to $42.5 million in fiscal 2001. On a pro-forma basis, the Pharmaceutical segment sales increased

$.2 million. Pro-forma sales are flat as Romaco’s fiscal 2002 second quarter sales increased $6.1 million, or 16.6%, while the Reactor Systems product platform’s fiscal 2002 second quarter sales declined $5.9 million. Romaco’s increase in sales is due to continued strength in the pharmaceutical and healthcare markets. The decline in Reactor Systems sales is attributed to the weak specialty chemical market and slow industrial economy in the U.S. Pro-forma orders for this segment decreased from $77.4 million in the second quarter of fiscal 2001 to $67.8 million in fiscal 2002. The decrease in pro-forma orders is in the Company’s Reactor Systems business and is again due to the impact of the weak specialty chemical market and slow industrial economy in the U.S. Backlog in this segment decreased to $87.4 million at the end of the second quarter of fiscal 2002 from $108.1 million at August 31, 2001.

     The Industrial segment had sales of $27.7 million in the second quarter of fiscal 2002 compared to $33.2 million in fiscal 2001. This segment is also negatively impacted by the weak specialty chemical market as well as the slow industrial economy in the U.S. Incoming orders in this segment were $27.1 million in the second quarter of fiscal 2002 compared to $39.3 million in the second quarter of fiscal 2001. Backlog in this segment decreased to $22.3 million at the end of the second quarter of fiscal 2002 from $28.0 million at August 31, 2001.

     The Energy segment had sales of $22.7 million in the second quarter of fiscal 2002 compared to $28.5 million in fiscal 2001, a decrease of $5.8 million or 20.4%. Lower crude oil and natural gas prices have caused a reduction in exploration and production activities versus the second quarter of fiscal 2001. Incoming orders in this segment declined to $22.2 million in the second quarter of fiscal 2002, compared to $29.6 million in the second quarter of fiscal 2001. Backlog decreased to $5.2 million at the end of the second quarter of fiscal 2002 from $7.5 million at August 31, 2001.

     EBIT for the second quarter of fiscal 2002 is $11.2 million compared to $10.5 million in the second quarter of fiscal 2001. In the first quarter of fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized. The adoption of SFAS No. 142 resulted in a $1.4 million reduction in amortization in the second quarter of fiscal 2002. EBIT before amortization was $11.9 million in the second quarter of fiscal 2002 compared to $12.5 million in the second quarter of fiscal 2001, a decrease of $.6 million, or 4.8%.

     The Pharmaceutical segment had EBIT before amortization of $9.3 million in the second quarter of fiscal 2002 compared to $4.5 million in the second quarter of fiscal 2001. On a pro-forma basis, the Pharmaceutical segment EBIT before amortization increased $2.3 million. The increase in pro-forma EBIT before amortization is driven by Romaco’s sales growth and lower operating costs in fiscal 2002 due to personnel reductions and lower energy costs.

     The Industrial segment had EBIT before amortization of $.7 million in the second quarter of fiscal 2002 compared to $3.0 million in fiscal 2001, a reduction of $2.3 million. The reduction is primarily due to lower sales volumes. In addition selling price pressures have reduced gross margins, and the mix of products sold has shifted as sales of higher margin industrial pumps aftermarket products have declined.

     The Energy segment had EBIT before amortization of $4.4 million in the second quarter of fiscal 2002 compared to $7.3 million in fiscal 2001, a decrease of $2.9 million or 39.7%. The aforementioned decline in Energy segment sales reduced EBIT before amortization by approximately $2.3 million. The remaining decrease is due to increased research and development costs, and a change in sales mix from higher margin exploration products to lower margin wellhead products.

     Interest expense increased from $3.1 million in the second quarter of fiscal 2001 to $4.6 million in the second quarter of fiscal 2002. This was due to higher average debt levels resulting from the acquisition of Romaco, offset slightly by lower interest rates on the Company’s variable rate debt.

     The effective tax rate is 33.5% in fiscal 2002 compared to 34.0% in fiscal 2001.

Six months ended February 28, 2002

     Net sales for the six months ended February 28, 2002 were $269.4 million compared to $200.3 million for the same period of the prior year. Pro-forma sales decreased $5.4 million or 2.0%.

     The Pharmaceutical segment had sales of $162.8 million for the six month period ended February 28, 2002 compared to $82.1 million for the same period of fiscal 2001. On a pro-forma basis, the Pharmaceutical segment sales increased $6.2 million, or 3.9%. The increase in pro-forma sales is driven by Romaco’s growth due to the strength of the pharmaceutical and healthcare markets. However, pro-forma year to date orders for this segment decreased from $154.6 million in fiscal 2001 to $142.2 million in fiscal 2002. The decrease in pro-forma orders is in the Company’s Reactor Systems business and is due to the impact of the weak specialty chemical market and slow industrial economy in the U.S.

     The Industrial segment had sales of $60.2 million for the six month period ended February 28, 2002 compared to $64.2 million in the same period of fiscal 2001. This segment is also negatively impacted by the weak specialty chemical market as well as the slow industrial economy in the U.S. Year to date incoming orders in this segment were $54.6 compared to year to date orders of $72.7 million in fiscal 2001.

     The Energy segment had sales of $46.4 million for the six month period ended February 28, 2002 compared to $53.9 million in the same period of fiscal 2001, a decrease of $7.5 million or 13.9%. Lower crude oil and natural gas prices have caused a reduction in exploration and production activities versus fiscal 2001. Incoming orders in this segment declined to $44.2 million in the first six months of fiscal 2002, compared to $57.9 million in first six months of fiscal 2001.

     EBIT for the six months ended February 28, 2002 is $23.9 million compared to $20.7 million in the six months ended February 28, 2001. In the first quarter of fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized. The adoption of SFAS No. 142 resulted in a $2.8 million reduction in amortization in the first six months of fiscal 2002. EBIT before amortization was $25.0 million in the first six months of fiscal 2002 compared to $24.6 million in the first six months of fiscal 2001, an increase of $.4 million, or 1.6%.

     The Pharmaceutical segment had EBIT before amortization of $17.6 million in the first six months of fiscal 2002 compared to $9.3 million in the first six months of fiscal 2001. On a pro-forma basis, the year to date Pharmaceutical segment EBIT before amortization increased $3.0 million, or 20.9%. The increase in pro-forma EBIT before amortization is driven by Romaco’s sales growth and lower personnel costs in this segment.

     The Industrial segment had EBIT before amortization of $3.1 million in the first six months of fiscal 2002 compared to $6.1 million in the first six months of fiscal 2001, a reduction of $3.0 million while sales decreased by $4.0 million. The reduction is due to the overall lower sales volumes and reduced selling prices due to the weak markets that this segment sells into. EBIT before amortization has also been negatively impacted by the mix of products sold as the volume of high margin industrial pump aftermarket products has declined significantly.

     The Energy segment had year to date EBIT before amortization of $9.3 million compared to year to date EBIT before amortization of $13.6 million in fiscal 2001, a decrease of $4.3 million or 31.6%. The aforementioned decline in Energy segment sales reduced EBIT before amortization by approximately $3.0 million. The remaining decrease is due to increased research and development costs, and a change in sales mix from higher margin exploration products to lower margin wellhead products.

     Year to date interest expense increased from $6.0 million in fiscal 2001 to $8.6 million in fiscal 2002. This was due to higher average debt levels resulting from the acquisition of Romaco, offset slightly by lower interest rates on the Company’s variable rate debt.

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

     Cash uses in the first six months of fiscal 2002 were $18.9 million in earnout payment and acquisition costs related to the Romaco acquisition, $5.3 million in semi-annual interest payments due on the Company’s Senior Notes and Convertible Subordinated Notes, $2.8 million for variable pay plans (both included in accrued expenses), $9.6 million for capital expenditures and $1.9 million for refinancing fees paid in connection with the aforementioned amended credit agreement. Cash generated from operations and borrowings under the Company’s revolving credit facility funded these cash uses. In addition, the Company received $4.2 million when certain equipment was sold under sale-leaseback arrangements.

     Cash uses in the first six months of fiscal 2001 were $5.3 million in semi-annual interest payments due on the Company’s Senior Notes and Convertible Subordinated Notes, $4.0 for variable pay plans, $2.0 million in income tax payments (all included in accrued expenses) and $7.6 million for capital expenditures. Cash generated from operations and net borrowings under the Company’s revolving credit facility funded these cash uses.

     The Company expects operating cash flow to be adequate for the remainder of fiscal year 2002 operating needs, scheduled debt service and shareholder dividend requirements. The major cash requirement for the remainder of fiscal 2002 is planned capital expenditures of approximately $7.5 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

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

Part II—Other Information

Item 4. Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders of Robbins & Myers, Inc., (“Company”) was held on December 12, 2001.

b)	The Company’s Board of Directors is divided into two classes, with one class of directors elected at each annual meeting of shareholders. At the Annual Meeting on December 12, 2001 the following persons were elected directors of the Company for a term of office expiring at the annual meeting of shareholders to be held in 2003: Robert J. Kegerreis, Ph.D, William D. Manning, Maynard H. Murch IV and John N. Taylor, Jr. The other directors whose terms of office continued after the Annual Meeting are Gerald L. Connelly, Thomas P. Loftis and Jerome F. Tatar.

c)	At the Annual Meeting on December 12, 2001, four items were voted on by shareholders, namely:

1)	The election of directors in which, as noted above, Messrs. Kegerreis, Manning, Murch, and Taylor were elected:

	Votes For	Votes Withheld

Robert J. Kegerreis	9,600,244	723,606
William D. Manning	10,221,094	102,756
Maynard H. Murch IV	10,224,894	98,956
John N. Taylor, Jr.	10,221,094	102,756

2)	An amendment to the Company’s 1999 Long-Term Incentive Plan making an additional 550,000 shares available for award was approved with 7,716,956 cast for approval, 2,593,190 against approval and 13,704 abstentions.

3)	The Company’s Senior Executive Annual Cash Bonus Plan was re-approved with 10,042,488 cast for approval, 269,147 against approval and 12,215 abstentions.

4)	Appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending August 31, 2002 was approved with 10,245,601 cast for approval, 74,619 against approval and 3,630 abstentions.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits - none.

b)	Reports on Form 8-K. During the quarter ended February 28, 2002, the Company filed a Report on Form 8-K on February 8, 2002 reporting information under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC

DATE:	April 12, 2002	BY	/s/ Kevin J. Brown

Kevin J. Brown Vice President and Chief Financial Officer (Principal Financial Officer)

DATE:	April 12, 2002	BY	/s/ Thomas J. Schockman

Thomas J. Schockman Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

None