Form 10-Q
period 2002-05-31
ROBBINS & MYERS INC
filed 2002-07-12
CIK 84290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2002   File Number 0-288

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.                     YES    X                      NO

Common shares, without par value, outstanding as of May 31, 2002:11,910,941

CONSOLIDATED CONDENSED BALANCE SHEET
CONSOLIDATED CONDENSED INCOME STATEMENT
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II—Other Information
SIGNATURES
INDEX TO EXHIBITS

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	May 31,	August 31,
	2002	2001

	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$7,066	$16,122

Accounts receivable	102,504	105,294

Inventories:

Finished products	32,063	35,638

Work in process	30,552	37,290

Raw materials	39,395	44,049

	102,010	116,977

Other current assets	14,710	13,084

Deferred taxes	16,023	16,336

Total Current Assets	242,313	267,813

Goodwill	257,591	220,648

Other Intangible Assets	16,539	14,799

Other Assets	7,081	7,603

Property, Plant and Equipment	258,113	252,933

Less accumulated depreciation	(115,550)	(103,536)

	142,563	149,397

	$666,087	$660,260

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$37,984	$43,018

Accrued expenses	81,246	88,560

Current portion of long-term debt	12,223	17,669

Total Current Liabilities	131,453	149,247

Long-Term Debt—Less Current Portion	251,195	241,225

Deferred Taxes	7,524	7,414

Other Long-Term Liabilities	55,569	56,420

Minority Interest	7,995	8,052

Shareholders’ Equity

Common stock	49,963	46,333

Retained earnings	175,220	164,864

Accumulated other comprehensive loss	(12,832)	(13,295)

	212,351	197,902

	$666,087	$660,260

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2002	2001	2002	2001

Net sales	$124,812	$113,177	$394,201	$313,448

Cost of sales	83,419	76,804	262,342	208,947

Gross profit	41,393	36,373	131,859	104,501

SG&A expenses	31,640	23,156	97,073	66,648

Amortization expense	388	2,022	1,569	5,950

Other	0	1,341	0	1,316

Income before interest and income taxes	9,365	9,854	33,217	30,587

Interest expense	4,909	3,169	13,528	9,132

Income before income taxes and minority interest	4,456	6,685	19,689	21,455

Income tax expense	1,490	2,273	6,590	7,293

Minority interest	270	311	792	838

Net income	$2,696	$4,101	$12,307	$13,324

Net income per share:

Basic	$0.23	$0.37	$1.04	$1.21

Diluted	$0.23	$0.35	$0.99	$1.12

Dividends per share:

Declared	$0.055	$0.055	$0.165	$0.165

Paid	$0.055	$0.055	$0.165	$0.165

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	May 31,

	2002	2001

Operating Activities:

Net income	$12,307	$13,324

Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:

Depreciation	15,286	12,197

Amortization	1,569	5,950

Deferred taxes	(423)	0

Performance stock awards	(126)	0

Changes in operating assets and liabilities:

Accounts receivable	3,204	226

Inventories	15,071	(5,585)

Accounts payable	(5,189)	(3,196)

Accrued expenses	(7,722)	(6,591)

Other	(3,238)	(404)

Net Cash and Cash Equivalents Provided by Operating Activities	30,739	15,921

Investing Activities:

Capital expenditures, net of nominal disposals	(12,648)	(11,510)

Proceeds from sale of equipment	4,905	0

Amended credit agreement fees	(1,871)	0

Romaco earnout payment and acquisition costs	(19,794)	0

Purchase of Rodec	0	(2,763)

Net Cash and Cash Equivalents Used by Investing Activities	(29,408)	(14,273)

Financing Activities:

Proceeds from debt borrowings	31,083	27,552

Payments of long-term debt	(43,274)	(27,787)

Proceeds from sale of common stock	3,755	2,287

Dividends paid	(1,951)	(1,821)

Net Cash and Cash Equivalents (Used) Provided by Financing Activities	(10,387)	231

(Decrease) Increase in Cash and Cash Equivalents	(9,056)	1,879

Cash and Cash Equivalents at Beginning of Period	16,122	11,244

Cash and Cash Equivalents at End of Period	$7,066	$13,123

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 2002
(Unaudited)

NOTE 1—Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“Company”) contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition of the Company and its subsidiaries as of May 31, 2002, and August 31, 2001, the results of their operations for the three and nine month periods ended May 31, 2002 and 2001, and their cash flows for the nine month periods ended May 31, 2002 and 2001. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

NOTE 2—Business Acquisitions
On August 31, 2001, the Company purchased the stock of Romaco N.V., a Netherland Antilles corporation (“Romaco”). The results of Romaco are not included in the Company’s Consolidated Condensed Income Statement for the three and nine month periods ended May 31, 2001. Following are the unaudited pro forma consolidated results of operations of the Company assuming the acquisition of Romaco had occurred at the beginning of fiscal year 2001. In preparing the pro forma data, adjustments have been made to the historical financial information. These are primarily interest costs related to financing the transaction, adjustments to corporate costs and income taxes. There is no amortization of the Romaco goodwill included in the pro forma amounts.

	Three Months Ended	Nine Months Ended
	May 31, 2001	May 31, 2001

	(In thousands, except per share data)
Sales	$148,912	$423,686

Net income	4,932	16,379

Basic net income per share	0.42	1.41

Diluted net income per share	0.39	1.29

NOTE 3—New Accounting Pronouncement
As of September 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized, but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption. There were no indicators of impairment identified by the Company as a result of the transitional impairment test that was performed.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective September 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect follows:

	Three Months Ended	Nine Month Ended
	May 31, 2001	May 31, 2001

	(In thousands, except per share data)
Reported net income	$4,101	$13,324

Goodwill amortization, net of tax	842	2,526

Adjusted net income	$4,943	$15,850

Basic earnings per common share

Reported net income	$0.37	$1.21

Goodwill amortization, net of tax	0.07	0.21

Adjusted net income	$0.44	$1.42

Diluted earnings per common share

Reported net income	$0.35	$1.12

Goodwill amortization, net of tax	0.06	0.18

Adjusted net income	$0.41	$1.30

NOTE 4—Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine month period ended May 31, 2002, by operating segment, are as follows:

	Pharmaceutical	Energy	Industrial
	Segment	Segment	Segment	Total

		(In thousands)
Balance as of September 1, 2001	$110,159	$68,026	$42,463	$220,648

Goodwill acquired during the period	35,844	0	0	35,844

Translation adjustments and other	557	306	236	1,099

Balance as of May 31, 2002	$146,560	$68,332	$42,699	$257,591

During the quarter ended February 28, 2002, the Company recorded the earnout consideration payment to the former owner of Romaco. The earnout consideration was $32,100,000 and was paid half in cash and half in a 10.00% five-year subordinated note. The amount of the earnout consideration was recorded as an increase to goodwill. The portion of the earnout consideration that was paid with the 10.00% subordinated note is a non-cash transaction and is therefore not reflected on the Company’s Consolidated Condensed Statement of Cash Flows.

As required by SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Company’s analysis, $3,100,000 of acquisition costs were transferred to goodwill as of September 1, 2001.

Information regarding the Company’s other intangible assets is as follows:

	As of May 31, 2002			As of August 31, 2001

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

			(In thousands)
Patents and Trademarks	$7,038	$1,249	$5,789	$6,662	$708	$5,954

Non-compete Agreements	10,784	7,556	3,228	10,655	7,016	3,639

Financing Costs	6,611	3,125	3,486	4,740	2,697	2,043

Pension Intangible	2,592	0	2,592	2,592	0	2,592

Other	2,638	1,194	1,444	1,705	1,134	571

Total	$29,663	$13,124	$16,539	$26,354	$11,555	$14,799

NOTE 5—Net Income per Share

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2002	2001	2002	2001

	(In thousands, except per share amounts)
Numerator:

Basic:

Net income	$2,696	$4,101	$12,307	$13,324

Effect of dilutive securities:

Convertible debt interest	582	582	1,746	1,746

Income attributable to diluted shares	$3,278	$4,683	$14,053	$15,070

Denominator:

Basic:

Weighted average shares	11,894	11,090	11,833	11,028

Effect of dilutive securities:

Convertible debt	2,191	2,191	2,191	2,191

Dilutive options and restricted shares	118	194	138	200

Diluted shares	14,203	13,475	14,162	13,419

Basic net income per share	$0.23	$0.37	$1.04	$1.21

Diluted net income per share	$0.23	$0.35	$0.99	$1.12

NOTE 6—Long-Term Debt

May 31, 2002

(In thousands)
Senior debt:

Revolving credit loan	$59,345

Senior notes	100,000

Other	25,122

10.00% subordinated notes	19,260

6.50% Convertible subordinated notes	59,691

Total debt	263,418

Less current portion	12,223

$251,195

The Company entered into a Second Amended and Restated Credit Agreement (“Agreement”) on January 9, 2002. The Agreement provided a commitment from our banks of up to $180,000,000 that the Company may borrow on a revolving credit basis. Subsequent to May 31, 2002, the Company received proceeds of approximately $53,000,000 from a secondary stock offering. The proceeds were used to pay down outstanding borrowings under the Agreement. The Agreement states that the banks’ commitment under the Agreement is also reduced by the amount of the proceeds from a stock offering. Therefore, subsequent to the stock offering, the banks’ commitment under the Agreement was reduced to $127,000,000. Despite the reduction in the banks’ commitment, the borrowings currently available to the Company under the Agreement actually increased by $53,000,000. All outstanding amounts under the Agreement are due and payable on January 9, 2005. Interest is variable based upon formulas tied to LIBOR or prime, at the Company’s option, and is payable at least quarterly. At May 31, 2002, the weighted average interest rate for amounts outstanding under the Agreement was 4.85%. Indebtedness under the Agreement is unsecured, except for guarantees by the Company’s U.S. subsidiaries, the pledge of the stock of the Company’s U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries.

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

The Company has $19,260,000 of 10.00% Subordinated Notes (“Subordinated Notes”) with the former owner of Romaco. The Subordinated Notes are due in 2006 and 2007 and interest is payable quarterly.

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

NOTE 7—Income Taxes
The estimated annual effective tax rate was 33.5% for the three and nine month periods of fiscal 2002 and 34.0% for the three and nine month periods of fiscal 2001.

NOTE 8—Comprehensive Income

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2002	2001	2002	2001

		(In thousands)
Net income	$2,696	$4,101	$12,307	$13,324

Other comprehensive income:

Foreign currency translation	4,671	(1,544)	463	(2,358)

Comprehensive income	$7,367	$2,557	$12,770	$10,966

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

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2002	2001	2002	2001

		(In thousands)
Unaffiliated customer sales:

Pharmaceutical	$73,071	$44,571	$235,854	$126,689

Industrial	29,801	38,920	89,971	103,126

Energy	21,940	29,686	68,376	83,633

Total	$124,812	$113,177	$394,201	$313,448

EBIT:

Pharmaceutical	$5,365	$4,040	$22,718	$12,385

Industrial	2,014	1,836	4,747	6,256

Energy	4,483	6,754	13,573	19,399

Corporate and eliminations	(2,497)	(2,776)	(7,821)	(7,453)

Total	$9,365	$9,854	$33,217	$30,587

NOTE 10—Subsequent Event
Subsequent to May 31, 2002, the Company received proceeds of approximately $53,000,000 from its issuance and sale of 2,402,000 common shares. The proceeds were used to reduce the outstanding borrowings under the Company’s Second Amended and Restated Credit Agreement.

Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following tables present the components of the Company’s consolidated income statement and segment information for the three and nine month periods of fiscal 2002 and 2001.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2002	2001	2002	2001

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	66.8	67.9	66.5	66.7

Gross profit	33.2	32.1	33.5	33.3

SG&A expenses	25.4	20.4	24.7	21.2

Amortization	0.3	1.8	0.4	1.9

Other	0.0	1.2	0.0	0.4

EBIT	7.5%	8.7%	8.4%	9.8%

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2002	2001	2002	2001

	(in thousands)
Segment

Pharmaceutical:

Sales	$73,071	$44,571	$235,854	$126,689

Adjusted EBITA (1)	5,467	4,663	23,048	13,937

Adjusted EBITA %	7.5%	10.5%	9.8%	11.0%

EBIT	5,365	4,040	22,718	12,385

EBIT %	7.3%	9.1%	9.6%	9.8%

Industrial

Sales	$29,801	$38,920	$89,971	$103,126

Adjusted EBITA (1)	2,038	4,738	5,177	10,808

Adjusted EBITA %	6.8%	12.2%	5.8%	10.5%

EBIT	2,014	1,836	4,747	6,256

EBIT %	6.8%	4.7%	5.3%	6.1%

Energy:

Sales	$21,940	$29,686	$68,376	$83,633

Adjusted EBITA (1)	4,554	7,297	13,820	20,915

Adjusted EBITA %	20.8%	24.6%	20.2%	25.0%

EBIT	4,483	6,754	13,573	19,399

EBIT %	20.4%	22.8%	19.9%	23.2%

(1)  Adjusted EBITA represents EBIT before amortization and one-time charges. There are no one-time charges recorded in fiscal 2002. In the three and nine month periods of fiscal 2001, the one-time charges related to the Company’s Global Reorganization program as follows: Pharmaceutical segment, $164,000; Industrial segment, $2,077,000; and Corporate, $100,000. Adjusted EBITA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered an alternative to net income as a measure of operating performance.

     On August 31, 2001, the Company purchased the stock of Romaco N.V., a Netherland Antilles corporation (“Romaco”). Romaco is consolidated in fiscal 2002 and is included in the Pharmaceutical Segment. Pro forma results referenced throughout this discussion give effect as if the acquisition of Romaco had occurred on September 1, 2000.

Three months ended May 31, 2002

     Net sales for the third quarter of fiscal 2002 were $124.8 million compared with $113.2 million in the prior year. Pro forma sales decreased $24.1 million or 16.2%.

     The Pharmaceutical segment had sales of $73.1 million in the third quarter of fiscal 2002 compared with $44.6 million in fiscal 2001. On a pro forma basis, the Pharmaceutical segment sales decreased $7.2 million. Pro forma sales decreased due to lower sales in the Company’s Reactor Systems business. The decline in Reactor Systems sales is attributed to the weak specialty chemical market and slow industrial economy in the U.S. Pro forma orders for this segment increased from $84.8 million in the third quarter of fiscal 2001 to $91.0 million in the third quarter of fiscal 2002. The increase in pro forma orders is in the Company’s Reactor Systems business. Backlog in this segment decreased to $105.4 million at the end of the third quarter of fiscal 2002 from $108.1 million at August 31, 2001.

     The Industrial segment had sales of $29.8 million in the third quarter of fiscal 2002 compared with $38.9 million in the third quarter of fiscal 2001. This segment is also negatively impacted by the weak specialty chemical market as well as the slow industrial economy in the U.S. Incoming orders in this segment were $27.8 million in the third quarter of fiscal 2002 compared with $38.4 million in the third quarter of fiscal 2001. Backlog in this segment decreased to $20.3 million at the end of the third quarter of fiscal 2002 from $28.0 million at August 31, 2001.

     The Energy segment had sales of $21.9 million in the third quarter of fiscal 2002 compared with $29.7 million in the third quarter of fiscal 2001, a decrease of $7.8 million or 26.3%. Lower crude oil and natural gas prices have caused a reduction in exploration and production activities versus the third quarter of fiscal 2001. Incoming orders in this segment declined to $21.2 million in the third quarter of fiscal 2002, compared with $26.0 million in the third quarter of fiscal 2001. Backlog decreased to $4.5 million at the end of the third quarter of fiscal 2002 from $7.5 million at August 31, 2001.

     EBIT for the third quarter of fiscal 2002 is $9.4 million compared with $9.9 million in the third quarter of fiscal 2001. In the first quarter of fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized. The adoption of SFAS No. 142 resulted in a $1.4 million reduction in amortization in the third quarter of fiscal 2002. Also, in the third quarter of fiscal 2001, the Company recorded a charge of $2.3 million related to its Global Reorganization program. To eliminate the effects of these two unusual items on EBIT, EBIT before amortization and one-time charges (“Adjusted EBITA”) is presented to further discuss the performance of the Company’s segments. Adjusted EBITA was $9.8 million in the third quarter of fiscal 2002 compared with $14.2 million in the third quarter of fiscal 2001, a decrease of $4.4 million, or 31.0%.

     The Pharmaceutical segment had Adjusted EBITA of $5.5 million in the third quarter of fiscal 2002 compared with $4.7 million in the third quarter of fiscal 2001. On a pro forma basis, the Pharmaceutical segment Adjusted EBITA decreased $1.4 million. The decrease in pro forma Adjusted EBITA is due to lower sales volumes in the Company’s Reactor Systems product platform.

     The Industrial segment had Adjusted EBITA of $2.0 million in the third quarter of fiscal 2002 compared with $4.7 million in fiscal 2001, a reduction of $2.7 million. The reduction is primarily due to lower sales volumes. In addition selling price pressures have reduced gross margins, and the mix of products sold has shifted as sales of higher margin industrial pump aftermarket products have declined.

     The Energy segment had Adjusted EBITA of $4.6 million in the third quarter of fiscal 2002 compared with $7.3 million in fiscal 2001, a decrease of $2.7 million or 37.0%. The aforementioned decline in Energy segment sales caused the reduction in Adjusted EBITA.

     Interest expense increased from $3.2 million in the third quarter of fiscal 2001 to $4.9 million in the third quarter of fiscal 2002. This was due to higher average debt levels resulting from the acquisition of Romaco.

     The effective tax rate is 33.5% in fiscal 2002 compared with 34.0% in fiscal 2001.

Nine months ended May 31, 2002

     Net sales for the nine months ended May 31, 2002 were $394.2 million compared with $313.4 million for the same period of the prior year. Pro forma sales decreased $29.5 million or 7.0%.

     The Pharmaceutical segment had sales of $235.9 million for the nine month period ended May 31, 2002 compared with $126.7 million for the same period of fiscal 2001. On a pro forma basis, the Pharmaceutical segment year to date sales were consistent with the same period in fiscal 2001. Romaco’s pro forma sales increased $14.1 million due to the strength of the pharmaceutical and healthcare markets. However, offsetting this is a reduction in Reactor Systems sales due to the impact of the weak specialty chemical market and slow industrial economy in the U.S. Pro forma year to date orders for this segment decreased from $239.5 million in fiscal 2001 to $233.2 million in fiscal 2002. The decrease in pro forma orders is in the Company’s Reactor Systems business.

     The Industrial segment had sales of $90.0 million for the nine month period ended May 31, 2002 compared with $103.1 million in the same period of fiscal 2001. This segment is also negatively impacted by the weak specialty chemical market as well as the slow industrial economy in the U.S. Year to date incoming orders in this segment were $82.4 compared with year to date orders of $111.0 million in fiscal 2001.

     The Energy segment had sales of $68.4 million for the nine month period ended May 31, 2002 compared with $83.6 million in the same period of fiscal 2001, a decrease of $15.2 million or 18.2%. Lower crude oil and natural gas prices have caused a reduction in exploration and production activities in fiscal 2002. Incoming orders in this segment declined to $65.3 million in the first nine months of fiscal 2002, compared with $83.9 million in first nine months of fiscal 2001.

     EBIT for the nine months ended May 31, 2002 is $33.2 million compared with $30.6 million in the nine months ended May 31, 2001. In the first quarter of fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized. The adoption of SFAS No. 142 resulted in a $4.2 million reduction in amortization in the first nine months of fiscal 2002. There was also the $2.3 million charge related to the Company’s Global Reorganization program in the first nine months of fiscal 2001. Adjusted EBITA was $34.8 million in the first nine months of fiscal 2002 compared with $38.9 million in the first nine months of fiscal 2001, a decrease of $4.1 million, or 10.5%.

     The Pharmaceutical segment had Adjusted EBITA of $23.0 million in the first nine months of fiscal 2002 compared with $13.9 million in the first nine months of fiscal 2001. On a pro forma basis, the year to date Pharmaceutical segment Adjusted EBITA increased $1.6 million, or 7.5%. The pro forma Adjusted EBITA increased even though pro forma sales for this segment were flat. The improvement in Adjusted EBITA is due to lower personnel and other costs.

     The Industrial segment had Adjusted EBITA of $5.2 million in the first nine months of fiscal 2002 compared with $10.8 million in the first nine months of fiscal 2001, a reduction of $5.6 million while sales decreased by $13.1 million. The reduction is due to the overall lower sales volumes and reduced selling prices due to the weak markets that this segment sells into. Adjusted EBITA has also been negatively impacted by the mix of products sold as the volume of high margin industrial pump aftermarket products has declined disproportionately.

     The Energy segment had year to date Adjusted EBITA of $13.8 million compared with year to date Adjusted EBITA of $20.9 million in fiscal 2001, a decrease of $7.1 million or 34.0%. The aforementioned decline in Energy segment sales reduced Adjusted EBITA by approximately $6.0 million. The remaining decrease is due to increased research and development costs, and a change in sales mix from higher margin exploration products to lower margin wellhead products.

     Year to date interest expense increased from $9.1 million in fiscal 2001 to $13.5 million in fiscal 2002. This was due to higher average debt levels resulting from the acquisition of Romaco.

     The effective tax rate is 33.5% in fiscal 2002 compared with 34.0% in fiscal 2001.

Liquidity and Capital Resources

     Subsequent to May 31, 2002, the Company received proceeds of approximately $53.0 million from a secondary stock offering. The proceeds were used to pay down outstanding borrowings under the Agreement. The Agreement states that the banks’ commitment under the Agreement is also reduced by the amount of the proceeds from a stock offering. Therefore, subsequent to the stock offering, the banks’ commitment under the Agreement was reduced to $127.0 million. Despite the reduction in the banks’ commitment, the borrowings currently available to the Company under the Agreement actually increased by $53.0 million. All outstanding amounts under the Agreement are due and payable on January 9, 2005. Interest is variable based upon formulas tied to LIBOR or prime, at the Company’s option, and is payable at least quarterly.

     Cash uses in the first nine months of fiscal 2002 were $19.8 million in earnout payment and acquisition costs related to the Romaco acquisition, $9.6 million in semi-annual interest payments due on the Company’s Senior Notes and Convertible Subordinated Notes, $2.8 million for variable pay plans (both included in accrued expenses), $12.6 million for capital expenditures and $1.9 million for refinancing fees paid in connection with the aforementioned amended credit agreement. Cash generated from operations and proceeds received from equipment sale-leaseback arrangements of $4.9 million funded these cash uses.

     Cash uses in the first nine months of fiscal 2001 were $9.6 million in semi-annual interest payments due on the Company’s Senior Notes and Convertible Subordinated Notes, $4.0 for variable pay plans, $2.0 million in income tax payments (all included in accrued expenses), $11.5 million for capital expenditures, and $2.8 million to purchase certain assets of Rodec. Cash generated from operations and net borrowings under the Company’s revolving credit facility funded these cash uses.

     The Company expects operating cash flow to be adequate for the remainder of fiscal year 2002 operating needs, scheduled debt service and shareholder dividend requirements. The major cash requirement for the remainder of fiscal 2002 is planned capital expenditures of approximately $4.0 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

Market Risk

     In its normal operations the Company has market risk exposure to foreign currency exchange rates and interest rates. During fiscal 2002 there has been no significant change in the Company’s exposure to these risks.

Forward-looking Statements

     In addition to historical information, this report contains forward-looking statements identified by use of words such as “expects,” “anticipates,” “estimates,” and similar expressions. These statements reflect the Company’s expectations at the time this report was issued. Actual events and results may differ materially from those described in the forward-looking statements. Among the factors that could cause material differences are significant declines in capital expenditures in the specialty chemical and pharmaceutical industries, a major decline in oil and natural gas prices, foreign exchange rate fluctuations, continued availability of acceptable acquisition candidates, access to capital and financing and general economic conditions that can affect demand in the process industries. The Company undertakes no obligation to update or revise any forward-looking statement.

Part II—Other Information

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – none.

b)	Reports on Form 8-K. During the quarter ended May 31, 2002, the Company filed a Report on Form 8-K on May 13, 2002 reporting information under Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.

DATE:	July 12, 2002	BY	/s/ Kevin J. Brown Kevin J. Brown

Vice President and Chief Financial Officer

(Principal Financial Officer)

DATE:	July 12, 2002	BY	/s/ Thomas J. Schockman Thomas J. Schockman

Corporate Controller

(Principal Accounting Officer)

INDEX TO EXHIBITS

None