Form 10-K
period 2002-08-31
ROBBINS & MYERS INC
filed 2002-11-20
CIK 84290

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20459

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2002	Commission File Number 0-288

ROBBINS & MYERS, INC.

(Exact name of Registrant as specified in its charter)

OHIO	31-0424220

(State of incorporation)	(I.R.S. employer identification number)

1400 Kettering Tower, Dayton, Ohio	45423

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

At the close of business on October 18, 2002

Number of Common Shares, without par value, outstanding	14,344,896

Aggregate market value of Common Shares, without par value, held by non-affiliates of the Company	$209,082,481

DOCUMENT INCORPORATED BY REFERENCE

     Robbins & Myers, Inc., Proxy Statement, dated November 7, 2002, for its Annual Meeting of Shareholders on December 11, 2002, definitive copies of the foregoing have been filed with the Commission. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

ITEM 1. BUSINESS

OVERVIEW

     Robbins & Myers, Inc. is an Ohio corporation. As used in this report, the terms “Company,” “we,” “our,” or “us” mean Robbins & Myers, Inc. and its subsidiaries (unless the context indicates another meaning). We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the pharmaceutical, energy and industrial markets worldwide. Our principal brand names – Pfaudler®, Moyno®, Chemineer®, Laetus®, FrymaKoruma®, Siebler®, Hapa® and Hercules® – hold the number one or two market share position in the niche markets they serve. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. Our fiscal 2002 sales were approximately $526 million, and no one customer accounted for more than 5% of these sales.

     During the past five years, our strategy has been to increase our focus on higher-growth markets, such as pharmaceutical and energy, and to broaden our international presence. In furtherance to this strategy, on August 31, 2001, we acquired Romaco, a European-based manufacturer of processing, dosing, filling, printing and security equipment for the pharmaceutical and healthcare industries. Our acquisition of Romaco, which had sales of approximately $142 million in our fiscal 2001, expands the breadth of our pharmaceutical capabilities and positions us as a leading supplier of primary and secondary processing equipment to the growing pharmaceutical market. The addition of Romaco also increased our international sales from 45% of our fiscal 2001 sales to 60% of our fiscal 2002 sales.

     Our business consists of three market-focused segments: pharmaceutical, energy and industrial.

     Pharmaceutical. Our pharmaceutical business segment includes our Reactor Systems and Romaco businesses and is focused primarily on the pharmaceutical and healthcare industries. Our Reactor Systems business designs, manufacturers and markets primary processing equipment and has the leading worldwide position in glass-lined reactors and storage vessels. Our Romaco business designs, manufacturers and markets secondary processing, dosing, filling, printing and security equipment. Several of our Romaco brands hold the number one or two worldwide position in the niche markets they serve. Major customers of our pharmaceutical segment include Bayer, GlaxoSmithKline, Merck, Novartis and Pharmacia.

     Energy. Our energy business segment designs, manufactures and markets equipment and systems used in oil and gas exploration and recovery. Our equipment and systems include hydraulic drilling power sections, down-hole pumps and a broad line of ancillary equipment, such as rod guides, rod and tubing rotators, wellhead systems, pipeline closure products and valves. These products and systems are used at the wellhead and in subsurface drilling and production. Several of our energy products, including hydraulic drilling power sections and down-hole pumps, hold the number one or two worldwide position in their respective markets. Major customers of our energy segment include Schlumberger, Chevron Texaco and National Oilwell.

     Industrial. Our industrial business segment is comprised of our Moyno, Chemineer and Edlon businesses, which design, manufacture and market products that are used in specialty chemical, wastewater treatment and a variety of other industrial applications. Our Moyno business manufactures pumps that utilize progressing cavity technology to provide fluids-handling solutions for a wide range of applications involving the flow of viscous, abrasive and solid-laden slurries and sludges. Our Chemineer business manufactures high-quality standard and customized fluid-agitation equipment and systems. Our Edlon business manufactures customized fluoropolymer-lined pipe, fittings, vessels and accessories. Our industrial segment has a highly diversified customer base and sells its products to over 3,400 customers worldwide.

     Information concerning our sales, income before interest and income taxes, identifiable assets by segment, and sales and identifiable assets by geographic area for the years ended August 31, 2002, 2001 and 2000 is set forth in Note 13 to the Consolidated Financial Statements included at Item 8 and is incorporated herein by reference.

Pharmaceutical Business Segment

     Our pharmaceutical business segment, which includes our Reactor Systems and Romaco businesses, primarily serves the pharmaceutical, healthcare, nutraceutical and fine chemicals markets. We believe that our pharmaceutical business segment will benefit from the continued trend of high levels of capital expenditures within these industries. We expect the need for new and enhanced processing equipment will be driven by numerous factors, including the accelerating pace of the drug discovery process, the cost advantages of pharmaceuticals over alternative forms of treatment, the aging of the population, the increasing availability of generic drugs due to the expiration of patents, the impact of increasing direct-to-consumer advertising by pharmaceutical manufacturers, the growing demand for nutraceutical products and escalating healthcare expenditures in emerging markets.

Reactor Systems

     Our Reactor Systems business, which includes our Pfaudler and TyconTechnoglass brands, designs, manufactures and markets glass-lined reactor and storage vessels, engineered systems, mixing systems and accessories, including instrumentation and piping. This equipment is principally used in the primary processing of pharmaceuticals and fine chemicals. A reactor system performs critical functions in batch processing by providing a pressure- and temperature-controlled agitation environment for the often complex chemical reactions necessary to process pharmaceuticals and fine chemicals.

     To produce a reactor system, we fabricate a specialized steel vessel, which may include an outer jacket for a heating and cooling system, and line the vessel with glass by bonding the glass to the inside steel surface. Application-specific glasses are bonded with the inner steel surface of the vessel to provide an inert and corrosion-resistant surface. In response to market demand, we introduced Pfaudler Pharmaglass PPG in fiscal 2001. We believe this new glass is smoother, cleaner and less likely to contaminate the chemicals being processed than any other glass available.

     Our Reactor Systems business sells reactor vessels with capacities up to 15,000 gallons, which are generally both custom ordered and designed, and are often equipped with accessories, such as drives, glass-lined agitators and baffles. We also sell these vessels as part of an engineered system. Using our application engineering expertise and our understanding of our customers’ requirements, we are able to engineer and produce a complete processing system, which may be installed at the customer’s facility or delivered to the customer as a skid-mounted system. A complete engineered system may include a process guarantee and range in price from approximately $500,000 to $5 million. Additionally, we manufacture and sell glass-lined storage vessels with capacities up to 25,000 gallons, primarily to the same customers that use glass-lined reactor systems.

     Sales, Marketing and Distribution. We primarily market and sell Pfaudler and TyconTechnoglass equipment and systems through our direct sales force, which includes approximately 10 direct sales employees in the U.S. and 20 outside the U.S., who are supported by numerous other personnel including our application engineers. We also use approximately 30 manufacturers’ representatives in the marketing of reactor systems equipment. We are focused on continuing to develop preferred supplier relationships with major pharmaceutical companies as they continue to expand their production operations in emerging markets and seek to limit the number of suppliers that service their needs worldwide.

     Aftermarket Sales. Aftermarket products and services, which include field service, replacement parts, accessories and reconditioning of glass-lined vessels, are an important part of our Reactor Systems business. Glass-lined vessels require regular maintenance and care because they are subjected to harsh operating conditions, and there is often a need to maintain a high-purity processing environment. We have expanded our aftermarket capabilities to take advantage of our large installed base of Pfaudler glass-lined vessels and to better meet the needs of our customers, who are increasingly inclined to outsource various maintenance and service functions.

     We service our own and competitors’ equipment from our various facilities and have two units dedicated to serving the aftermarket – Glasteel Parts and Service (GPS) and Chemical Reactor Services (CRS). GPS and CRS are the leading providers of aftermarket services for glass-lined equipment in the U.S. and in Europe, respectively. Through our joint venture, Universal Glasteel Equipment, we refurbish and sell used, glass-lined vessels.

     Markets and Competition. We believe we have the number one worldwide market position in glass-lined reactors and storage vessels, representing a global market share in excess of 50%. Our Pfaudler brand has the leading market share in glass-lined reactors and vessels, as well as the largest installed base in most of the countries in which Pfaudler operates, including Germany, Mexico, Brazil, India, Scotland and the U.S. Our TyconTechnoglass brand has the leading market share in Italy and a significant project business globally. Our Pfaudler and TyconTechnoglass brands compete principally with DeDeitrich, a French company, in all world markets except Japan, China and India.

Romaco

     Our acquisition of Romaco on August 31, 2001 represented a key step in our strategy to expand our equipment and systems offerings to our pharmaceutical customers and to grow internationally. Romaco designs, manufactures and markets secondary processing, dosing, filling, printing and security equipment used by the pharmaceutical, healthcare, nutraceutical and cosmetics industries. The principal brand names in our Romaco business, which hold the number one and two market share position in the niche markets they serve, are Laetus, FrymaKoruma, Hapa and Siebler.

     Romaco equipment and systems are used in:

•	secondary processing of pharmaceuticals, such as homogenizers, granulators and dryers;

•	dosing, filling and sealing of vials, capsules, tubes, tablet pressing and other containers; and

•	printing, security and packaging functions, such as strip and blister packaging equipment, and in-line printing, labeling, security and control equipment

     Romaco’s expertise extends from secondary processing through the final packaging of pharmaceuticals, nutraceuticals and cosmetics. For example, Romaco provides modular processing, dosing and filling systems, which can include equipment for the in-line labeling of drugs and the printing of dispensing packages. Romaco employs more than 150 application engineers who work closely with customers to design specific equipment and systems to meet their requirements.

     Sales, Marketing and Distribution. We distribute Romaco products through our distribution network, which currently includes 17 sales and service centers. In the geographic areas served by these centers, we sell directly to end users through our own sales force. We use manfacturers’ representatives to cover territories that are not effectively covered by our direct sales network.

     Aftermarket Sales. Aftermarket sales of our Romaco business were approximately $35 million in fiscal 2002, or 20% of Romaco’s total sales. Included in these aftermarket sales are certain proprietary consumables, such as inks and labels.

     Markets and Competition. Romaco has a large installed base of equipment in Europe, where it has its greatest market share, and a smaller presence in the U.S. and Asia. We believe there are opportunities, through our Reactor Systems customer base and our exiting facilities in the U.S. and Asia, to effectively introduce Romaco products to customers in these markets. We believe Romaco is one of the top four worldwide manufacturers of the type of pharmaceutical equipment it provides; however, the market is fragmented with many competitors, none of which is dominant. Given the fragmented nature of the industry, we believe there are strategic opportunities to expand our market share through acquisitions of companies and particular product lines.

Energy Business Segment

     Our energy business designs, manufactures and markets a variety of specialized equipment and systems used in oil and gas exploration and recovery. Our equipment and systems are used at the wellhead and in subsurface drilling and production and include:

•	hydraulic drilling power sections and down-hole progressing cavity pumps, which we market under our Moyno brand name;

•	tubing wear prevention equipment, such as rod guides and rod and tubing rotators;

•	a broad line of ancillary equipment used at the wellhead; and

•	pipeline closure products and valves, which we market under our Yale and Hercules brand names,

     Hydraulic drilling power sections are used to drive the drill bit in horizontal and directional drilling applications, often drilling multiple wells from a single location. Down-hole pumps are used primarily to lift crude oil to the surface where there is insufficient natural pressure and for dewatering gas wells. The largest oil and natural gas recovery markets that benefit from using down-hole pumps are in Canada, the U.S., Venezuela, Indonesia and the Commonwealth of Independent States (CIS). Rod guides are placed on down-hole rods used to pump oil to protect the rods and the production tubing from damage during operation and to enhance the flow of fluid to the surface. Tubing rotator products are an effective way of evenly distributing down-hole tubing wear. Wellhead products are used at the wellhead to control the flow of oil, gas and other material from the well. Pipeline closure products are used in oil and gas pipelines to allow access to a pipeline at selected intervals for inspection and cleaning. Principal brands of our energy segment include Moyno, Yale and Hercules.

     Sales, Marketing and Distribution. We sell our hydraulic drilling power sections directly to oilfield service companies through our sales office near Houston, Texas. We sell our tubing wear prevention products and certain wellhead equipment in the U.S. and Canada through major national distributors and our service centers in key oilfield locations. We currently operate seven service centers in the U.S. and eight service centers in Alberta, Canada. We sell down-hole pumps in the U.S. through three distributors; in Canada and Venezuela through our service centers; and in the CIS and Asia through several distributors. We sell wellhead and closure products through distributor networks in the U.S. and Canada.

     Aftermarket Sales. Aftermarket sales in our energy business consist principally of the relining of stators and the refurbishment of rotors. However, replacement items, such as power sections and down-hole pump rotors and rod guides, which wear out after regular usage, are complete products and are not identifiable by us as aftermarket sales.

     Markets and Competition. Our energy business is the leading independent manufacturer of hydraulic drilling power sections worldwide. We are also the leading manufacturer of rod guides, wellhead components and pipeline closure products and the second leading manufacturer of down-hole progressing cavity pumps. While the oil and gas exploration and recovery equipment marketplace is highly fragmented, we believe that, with our leading products, we are effectively positioned as a full-line supplier with the capability to provide customers with complete system sourcing.

     Oil and gas service companies use the most advanced technologies available in the exploration and recovery of oil and gas. Accordingly, new product innovation is critical to our business. We continually develop new elastomer compounds, as well as new stator manufacturing technologies, for use in power sections and down-hole pumps that allow drilling and recovery operations to be conducted in deeper formations and under more adverse conditions. We are also focused on innovations that reduce downtime in drilling and production activities for end-users of our equipment who incur high costs for any downtime. In addition, we regularly introduce new wellhead equipment and rod guide designs and materials to improve the efficiency of well production.

Industrial Business Segment

     Our industrial business segment is comprised of our Moyno, Chemineer and Edlon businesses, which design, manufacture and market products that are used in specialty chemical, wastewater treatment and a variety of other industrial applications. Our industrial businesses have strong brand names and market share and maintain strict operating discipline.

Moyno

     Our Moyno business designs, manufactures and markets progressing cavity pumps and related products for use in the wastewater treatment, specialty chemical, mining, oil, food and beverage, pulp and paper and general industrial markets. Prices range from several hundred dollars for small pumps to $200,000 for large pumps, such as those used in wastewater treatment applications.

     Progressing cavity technology utilizes a motor-driven, high-strength, single or multi-helix rotor within an elastomer-lined stator. The spaces between the helixes create continual cavities, which enable the fluid to move from the suction end to the discharge end. The continuous seal creates positive displacement and an even flow regardless of the speed of the application. Progressing cavity pumps are versatile as they can be positioned at any angle and can deliver flow in either direction without modification or accessories. Since progressing cavity pumps have no valves, they are able to efficiently handle fluids ranging from high-pressure water and shear-sensitive materials to heavy, viscous, abrasive and solid-laden slurries and sludges. In fiscal 2001, we introduced the Moyno HS2000 system, which was selected by Flow Control magazine for its annual product innovation award. The Moyno HS2000 system is a cost-effective alternative to expensive, high-maintenance piston pumps or conveyors for dewatered sludge transfer in municipal wastewater treatment.

     Sales, Marketing and Distribution. We sell our pumps through approximately 35 U.S. and 30 non-U.S. distributors and approximately 25 U.S. and 15 non-U.S. manufacturers’ representatives. These networks are managed by five regional sales offices in the U.S. and offices in the U.K., Mexico, China and Singapore.

     Markets and Competition. Moyno has a large installed base and a dominant market share in progressing cavity pumps in the U.S. and a smaller presence in Europe and Asia. While we believe Moyno is the U.S. leader in the manufacture of progressing cavity pumps, the worldwide market is highly competitive and includes several competitors, none of which is dominant. In addition, there are several other types of positive displacement pumps, including gear, lobe and air-operated diaphragm pumps that compete with progressing cavity pumps in certain applications.

Chemineer

     Chemineer manufactures industrial mixers that range in price from hundreds of dollars for small portable mixers to over $1 million for large, customized mixers. These products include top-entry, side-entry, gear-driven, belt-driven, high-shear and static mixers, which are marketed under the Chemineer, Greerco, Kenics and Prochem brand names for various industrial applications, ranging from simple storage tank agitation to critical applications in polymerization and fermentation processes.

     Chemineer’s high-quality gear-driven agitators are available in various sizes, a wide selection of mounting methods and drives of up to 1,000 horsepower. Chemineer introduced two new agitation drive systems to compete more effectively in the small-mixer market. These are the DT small mixers, a line of fixed mounted, small mixers with drive ranges from one-half to five horsepower for less demanding applications, and the Chemineer XPress portable mixers, a line of portable gear-driven and direct-drive mixers, which can be clamp mounted to handle small-batch mixing needs.

     Our belt-driven, side-entry mixers are used primarily in the pulp and paper and mineral processing industries. Our static mixers are continuous mixing and processing devices with no moving parts, and are used in specialized mixing and heat transfer applications. Our high-shear mixers are used primarily for paint, cosmetics, plastics and adhesive applications.

     Sales, Marketing and Distribution. Chemineer sells industrial mixers through regional sales offices and through a network of approximately 30 U.S. and 30 non-U.S. manufacturers’ representatives. Our Chemineer business maintains regional sales offices in Mexico, Canada, the U.K., Singapore, Taiwan, China and Korea.

     Markets and Competition. The mixer equipment industry is highly competitive. We believe that Lightnin’, a unit of SPX Corporation, holds more than 50% of the world market share, and that we hold the number two market position worldwide. In addition, there are numerous smaller manufacturers with which we compete in this market. We believe that Chemineer’s application engineering expertise, diverse products, product quality and customer support capabilities allow us to compete effectively in the marketplace.

Edlon

     Edlon manufactures and markets fluoropolymer-lined pipe and fittings, fluoropolymer coated and lined vessels for process equipment, fluoropolymer roll covers for paper machines and glass-lined reactor systems accessories. Edlon’s products are used principally in the specialty chemical, pharmaceutical and semiconductor markets to provide corrosion protection and high-purity fluid assurance and in the paper industry for release applications. Edlon has introduced newly designed storage tanks for de-ionized water and ultra-pure chemicals and expanded the range of products it sells to chip producers and wafer manufacturers in the higher-growth semiconductor industry.

     Sales, Marketing and Distribution. We sell our Edlon products in the U.S. through a distributor network for higher-volume items, such as lined pipe and fittings, as well as through our direct sales force and sales representatives for lower-volume products. Outside the U.S., we sell our Edlon products through sales representatives, except in the U.K. where we sell our products through our direct sales force.

     Markets and Competition. Edlon primarily competes by offering highly engineered products and products made for special needs, which are not readily supplied by competitors. Edlon is able to compete effectively based on its extensive knowledge and application expertise with fluoropolymers.

BACKLOG

     Our order backlog was $125.7 million at August 31, 2002 compared with $143.5 million at August 31, 2001. We expect to ship substantially all of our backlog during the next 12 months.

CUSTOMERS

     Sales are not concentrated with any customer, as no customer represented more than 5% of sales in fiscal 2002, 2001 or 2000.

RAW MATERIALS

     Raw materials are purchased from various vendors that generally are located in the same country as our facility using the raw materials. The supply of raw materials and components has been adequate and available without significant delivery delays. No events are known or anticipated that would change the sources and availability of raw materials. No supplier provides more than 5% of our raw materials.

GENERAL

     We own a number of patents relating to the design and manufacture of our products. While we consider these patents important to our operations, we believe that the successful manufacture and sale of our products depend more upon technological know-how and manufacturing skills. We are committed to maintaining high quality manufacturing standards and have completed ISO certification at several facilities.

     During fiscal 2002, we spent approximately $6.2 million on research and development activities compared with $2.2 million in fiscal 2001 and $1.8 million in fiscal 2000. The increase in research and development costs was due to the acquisition of Romaco.

     Compliance with federal, state and local laws regulating the discharge of materials into the environment is not anticipated to have any material effect upon our capital expenditures, earnings or competitive position.

     At August 31, 2002, we had 3,921 employees, which included approximately 600 at majority-owned joint ventures. Approximately 750 of these employees were covered by collective bargaining agreements at various locations. In fiscal year 2003, the company has no labor contracts expiring. A labor agreement was reached with the employees of Chemineer’s principal manufacturing facility in October 2000 and extends to March of 2004. A labor agreement was reached with the employees of Moyno’s principal manufacturing facility in August 2001 and extends to February 2005. A labor agreement was reached with the employees of Pfaudler’s facility in Rochester, New York in September 2001 and extends to September 2004. The Company considers labor relations at each of its locations to be good.

ITEM 2. PROPERTIES

Facilities

     Our executive offices are located in Dayton, Ohio. The executive offices are leased and occupy approximately 10,000 square feet. Set forth below is certain information relating to our principal operating facilities.

	Square		Products Manufactured or
Location	Footage		Other Use of Facility

North and South America:

Rochester, New York	500,000		Reactor Systems

Springfield, Ohio	275,000		Industrial Pump Products

Dayton, Ohio	160,000		Industrial Mixers

Borger, Texas	115,000		Wellhead products for Energy Systems

Willis, Texas	110,000		Down-hole pumps and power sections for Energy Systems

Mexico City, Mexico	110,000		Reactor Systems, Industrial Pumps and Industrial Mixers

Taubate, Brazil	100,000		Reactor Systems

Charleston, West Virginia	100,000		Corrosion-Resistant Products

Tomball, Texas	75,000		Valves and closures for Energy Systems

Avondale, Pennsylvania	50,000		Corrosion-Resistant Products

West Chester, Pennsylvania	30,000		Corrosion-Resistant Products

North Andover, Massachusetts	30,000	(1)	Industrial Mixers

Sao Jose Dos Campos, Brazil	30,000		Reactor Systems

Edmonton, Alberta, Canada	25,000 to	(2)	Energy Systems, including two service centers

2 plants	30,000 each	(1)

Rochester, New York	10,000	(1)	Reactor Systems

Pequannock, New Jersey	62,000	(1)	Index equipment

Europe:

Schwetzingen, Germany	400,000		Reactor Systems

Leven, Scotland	240,000		Reactor Systems and Corrosion-Resistant Products

Quarto D’Altino, Italy	120,000		Reactor Systems

San Donà di Piave, Italy	90,000		Reactor Systems

Bilston, England	50,000		Reactor Systems

Derby, England	20,000	(1)	Industrial Mixers

Petit-Rechain, Belgium	15,000		Power sections for Energy Systems

Bolton, England	24,000		Reactor Systems

Southampton, England	10,000	(1)	Industrial Pump Products

Campbridgeshire, England	8,500		Distribution Center-Romaco Products

D’Agen, France	15,000	(1)(5)	Manufacture of Pharma Modules

Alsbach — Hahnlein, Germany	21,000		Laetus equipment

Remschingen, Germany	61,000	(1)	Siebler equipment

Karlsruhe, Germany	47,000		Horn & Noack equipment

Neuenburg, Germany	70,000		Frymakoruma equipment

Bologna, Italy	44,000	(1)	Macofar equipment

Bologna, Italy	11,000	(1)	Promatic equipment

Milanese, Italy	15,000		Unipac equipment

Milano, Italy	52,000		Zanchetta equipment

Volketswil, Switzerland	50,000	(1)	HAPA equipment

Rheinfenden, Switzerland	115,000		Frymakoruma equipment

Australia
Tingalpa, Brisbane	24,000	(1)(3)	Bosspak equipment

Asia:

Gujurat, India	350,000	(3)	Reactor Systems

Suzhou, China	150,000	(4)	Reactor Systems

Singapore	5,000	(1)	Industrial Pump Products

(1)	Leased facility.

(2)	R&M Energy Systems also operates an additional 13 (7 U.S., 6 Canada) Service Centers, primarily in leased facilities between 5,000 and 10,000 square feet each. These locations are in the oil producing regions of the U.S. and Canada and manufacture rod guides and distribute other of the Company’s Energy Systems products. Locations are: Bakersfield, California, Oklahoma City, Oklahoma, Odessa, Texas, Casper, Wyoming, Mt. Pleasant, Michigan, Williston, North Dakota, Wooster, Ohio and in Alberta, Canada — Brooks, Elk Point, Provost, Maidstone, Sedgewick and Taber.

(3)	Facility of a 51%-owned subsidiary.

(4)	Facility of a 76%-owned subsidiary.

(5)	Facility of a 50% owned subsidiary.

ITEM 3. LEGAL PROCEEDINGS

     There are claims, suits and complaints arising in the ordinary course of business filed or pending against us. Although we cannot predict the outcome of such claims, suits and complaints with certainty, we do not believe that the disposition of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

Executive Officers of the Registrant

     Maynard H. Murch IV, Age 58, has been our Chairman of the Board since July 1979 and a director since 1977. He is also President and Chief Executive Officer of Maynard H. Murch Co., Inc. (investments), which is managing general partner of M.H.M. & Co., Ltd. (investments). Mr. Murch is also Vice President of Parker/Hunter Incorporated (dealer in securities), a successor firm to Murch and Co., Inc., a securities firm that Mr. Murch had been associated with since 1968. Mr. Murch is a director of Lumitex, Inc. and Shiloh Industries, Inc.

     Gerald L. Connelly, age 61, has been our President and Chief Executive Officer since January 1999. From April 1996 to January 1999, he was our Executive Vice President and Chief Operating Office and, from June 1994 to April 1996, he was our Vice President and President of our Process Industries Group. Previously, he served as President of Pulsafeeder, Inc. (metering pumps) for 10 years.

     Kevin J. Brown, age 44, has been our Vice President and Chief Financial Officer since January 2000. Previously, he was our Controller and Chief Accounting Officer since December 1995. Prior to joining us, he was employed by the accounting firm of Ernst & Young LLP for 15 years.

     Milton M. Hernandez, age 46, has been our Group Vice President and President, Robbins & Myers Europe since September 2001. Previously, he was our Vice President-Business Development since joining us in April 2000. Prior to that he was Managing Director-Argentina and Bolivia, Mobil Oil Corporation and Vice President, Business Development Latin America, Spain and Portugal and he also held a variety of positions in Corporate Planning and Marketing for Mobil Chemical as well as Mobil Oil.

     Karl H. Bergmann, age 58, has been our Vice President and Vice President Operations of Robbins & Myers Europe since September 2001. Prior to that he was Senior Vice President, Reactor Systems Europe since 1998 and President of Pfaudler Werke GmbH since joining us in 1994.

     Hugh E. Becker, age 64, has been our Vice President, Investor Relations and Human Resources since December 1998. From 1996 to 1998, he was our Senior Director, Investor Relations and Human Resources. Previously he held various investor relations and human resource positions for us since 1980.

     Albert L. Raiteri, age 61, has been our Treasurer since December 1998. He has held various positions in finance and accounting for us since 1972.

     Thomas J. Schockman, age 38, has been our Corporate Controller and Chief Accounting Officer since March 2000. Prior to joining us, he was employed as Controller at Spinnaker Coating, Inc. for three years and, prior to that, the accounting firm of Ernst & Young LLP for ten years.

     Joseph M. Rigot, age 59, has been our Secretary and General Counsel since 1990. He has been a partner with the law firm of Thompson Hine LLP, Dayton, Ohio for over 10 years.

     The term of office of our executive officers is until the next Annual Meeting of Directors (December 11, 2002) or until their respective successors are elected.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     (A)  Our common shares trade on the New York Stock Exchange under the symbol RBN. The prices presented in the following table are the high and low closing prices for the common shares for the periods presented.

			Dividends
Fiscal 2002	High	Low	Paid

1st Quarter	$28.70	$22.82	$.055
2nd Quarter	25.70	21.97	.055
3rd Quarter	29.28	23.40	.055
4th Quarter	26.25	18.91	.055

Fiscal 2001

1st Quarter	$25.63	$22.00	$.055
2nd Quarter	28.25	21.56	.055
3rd Quarter	29.25	24.50	.055
4th Quarter	28.60	24.40	.055

     (B)  As of October 18, 2002, we had approximately 503 shareholders of record. Based on requests from brokers and other nominees, we estimate there are approximately an additional 2,306 shareholders.

     (C) Dividends paid on common shares are presented in the table in Item 5(A). Our credit agreements include certain covenants which restrict our payment of dividends. The amount of cash dividends plus stock repurchases we may incur in each fiscal year is restricted to the greater of $3,500,000 or 50% of our net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year. For purposes of this test, stock repurchases related to stock option exercises or in connection with withholding taxes due under any stock plan in which employees or directors participate are not included. Under this formula, such cash dividends and treasury stock purchases in fiscal 2003 are limited to $12,159,000.

     (D)  The following table shows certain information as of August 31, 2002 with respect to compensation plans under which common shares of the Company are authorized for issuance:

Equity Compensation Plan Information

(c)
Number of Common
Shares remaining
available for
	(a)		future issuance
	Number of Common	(b)	under equity
	Shares to be issued	Weighted-average	compensation plans
	upon exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))

Equity compensation plans approved by security holders	1,074,801	$24.78	537,700
Equity compensation plans not approved by security holders	0	0	0

Total	1,074,801	$24.78	537,700

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data (1)
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except percents, per share, shareholder and employee data)

	5 Year
	Average Growth	2002	2001	2000	1999	1998	1997

Operating Results
Orders	6.3%	$508,943	$427,275	$412,948	$373,135	$416,989	$375,042
Ending backlog		125,665	143,522	80,484	74,330	96,022	110,078
Sales	6.4	526,373	425,902	406,714	400,142	436,474	385,663
Gross profit (2)	4.6	173,764	140,734	140,234	136,166	158,713	138,781
EBITDA (2, 4)	(0.8)	62,990	67,584	67,942	57,809	83,658	65,484
EBIT (2, 3)	(3.7)	40,947	43,236	43,572	33,288	60,142	49,521
Net income (2, 3)	(12.9)	14,503	19,631	18,056	11,849	31,230	28,866

Amortization (3)		2,015	8,187	8,077	7,660	7,670	5,170
Depreciation		20,028	16,161	16,293	16,861	15,846	10,793
Capital expenditures, net		15,112	20,200	19,842	11,612	23,020	22,071
Financial Condition
Total assets		$682,692	$660,260	$495,679	$493,852	$501,008	$372,354
Total debt		208,446	258,894	177,864	191,272	206,242	116,083
Shareholders’ equity		260,493	197,902	167,182	154,226	150,763	124,475
Total capitalization		468,939	456,796	345,046	345,498	357,005	240,558
Performance Statistics
Percent of sales:
Gross profit		33.0%	33.0%	34.5%	34.0%	36.4%	36.0%
EBIT (2,3)		7.8	10.2	10.7	8.3	13.8	12.8
Debt as a % of total capitalization		44.5	56.7	51.5	55.4	57.8	48.3
EBIT return on average net assets		8.9	12.4	12.6	9.3	16.7	21.7
Net income return on avg. equity		6.7	11.2	11.2	7.8	22.7	26.7
Per Share Data
Net income per share, diluted (2,3)	(12.9)%	$1.15	$1.63	$1.53	$1.06	$2.43	$2.29
Dividends declared	2.5	0.22	0.22	0.22	0.22	0.215	0.194
Market price of common stock:
High		29.28	$29.25	$24.50	$25.88	$40.50	$36.75
Low		18.91	21.56	15.19	15.69	23.00	20.00
Close	(10.3)%	18.91	28.38	23.88	23.50	23.75	32.63
P/E ratio at August 31, diluted		16.4	17.4	15.6	22.2	9.8	14.2
Other Data
Cash flow from operations		$44,540	$30,984	$36,040	$39,463	$48,574	$35,246
Free cash flow (5)		29,428	10,784	16,198	27,851	25,554	13,175
Enterprise value (6)	0.3%	479,483	591,650	439,493	448,386	468,015	472,990
Shares outstanding at year end		14,333	11,726	10,956	10,941	11,022	10,938
Average diluted shares (7)		14,688	13,465	13,416	13,535	13,906	13,625
Number of shareholders (8)		2,809	2,885	2,932	3,256	3,326	2,723
Number of employees		3,921	4,334	3,284	3,244	3,071	2,947

Notes to Selected Financial Data

(1)	Fiscal 2001 reflected the acquisition of Romaco on August 31, 2001. The August 31, 2001 consolidated balance sheet data included Romaco, but the fiscal 2001 consolidated income statement data did not include Romaco. Fiscal 1998 reflected the acquisitions of Flow Control Equipment, Inc. and Technoglass S.p.A. Fiscal 1997 reflected the acquisitions of Process Supply Inc., Spectrum Products, Inc., Greerco, and Industrie Tycon, S.p.A.

(2)	Fiscal 2001 included charges of $2,492,000 related to our global reorganization program, including inventory write-downs of $1,000,000 that are included in gross profit. Fiscal 2000 included charges of $409,000 relating to the closure of our Fairfield facility, a gain of $918,000 related to the sale of our Fairfield facility and a charge of $500,000 related to Universal Glasteel Equipment, Inc. Fiscal 1999 included charges of $4,769,000 primarily for the closure of our Fairfield, California manufacturing facility and one-time severance and early retirement costs of $1,600,000. These special items decreased fiscal 2001 net income by $1,670,000 ($0.12 per diluted share), increased fiscal 2000 net income by $6,000 ($0.00 per diluted share) and decreased fiscal 1999 net income by $4,204,000 ($0.31 per diluted share). See Note 5 of Notes to Consolidated Financial Statements.

(3)	In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established accounting and reporting standards for intangible assets and goodwill. It required that goodwill and certain intangible assets no longer be amortized to earnings, but instead be reviewed periodically for impairment. We adopted this pronouncement as of the beginning of fiscal 2002. Had the new pronouncement been adopted at the beginning of fiscal 1997 (i) goodwill amortization in the following amounts would not have been recorded in the periods indicated: fiscal 2001, $5,420,000; fiscal 2000, $5,541,000; fiscal 1999, $5,439,000; fiscal 1998, $4,798,000; and fiscal 1997, $3,177,000; and (ii) net income per diluted share in the periods indicated would have been as follows: fiscal 2001, $1.88; fiscal 2000, $1.80; fiscal 1999, $1.32; fiscal 1998, $2.65; and fiscal 1997, $2.44.

(4)	EBITDA represents the sum of income before interest, income taxes, depreciation and amortization. EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income as a measure of operating results.

(5)	Free Cash Flow represents net cash and cash equivalents provided by operating activities less capital expenditures. Free Cash Flow is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, and should not be considered as an alternative to cash flow as a measure of our liquidity.

(6)	Market capitalization of shares outstanding at year end plus total debt.

(7)	Fiscal 2002 and fiscal 2001 reflected an additional 2,190,000 shares, fiscal 2000 reflected an additional 2,297,000 shares and fiscal 1999, fiscal 1998 and fiscal 1997 reflected an additional 2,385,000 shares related to the convertible note issuance.

(8)	As of September 1, 2002 we had 503 shareholders of record. Based on requests from brokers and other nominees, we estimate there were an additional 2,306 shareholders.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the pharmaceutical, energy and industrial markets worldwide. Our principal brand names – Pfaudler®, Moyno®, Chemineer®, Laetus®, FrymaKoruma®, Siebler®, Hapa® and Hercules® – hold the number one or two market share position in the niche markets they serve. We operate in three market focused business segments: pharmaceutical, energy and industrial.

During the past five years, our strategy has been to increase our focus on high-growth markets, such as pharmaceutical and energy, and to broaden our international presence. In furtherance of this strategy, on August 31, 2001, we acquired Romaco, a European-based manufacturer of processing, dosing, filling, printing and security equipment for the pharmaceutical and healthcare industries. Our acquisition of Romaco, which had sales of approximately $142 million in our fiscal 2001, expands the breadth of our pharmaceutical capabilities and positions us as a leading supplier of primary and secondary processing equipment to the growing pharmaceutical market. With the addition of Romaco, our international sales increased to approximately 60% of fiscal 2002 sales from 45% of our fiscal 2001 sales.

The total purchase price of Romaco was $130.1 million. At closing in fiscal 2001, we paid consideration of $95.2 million as follows: $38.7 million in cash, $2.2 million in a five-year subordinated note, the assumption of net debt of $38.9 million and 600,000 of our common shares valued at $15.4 million. In the second quarter of fiscal 2002, we made an additional payment based on Romaco’s sales and operating performance for calendar year 2001 of $32.1 million, half of which was in cash and half of which was in a five-year subordinated note. We also incurred acquisition costs of $2.8 million in fiscal 2002. We completed the Romaco acquisition as of the end of fiscal 2001, and, therefore, the acquisition had no impact on our results of operations in fiscal 2001.

Pro forma result references throughout this discussion give effect to the Romaco acquisition as if it were made at the beginning of fiscal 2001.

We recorded special items in fiscal 2001 and 2000 that impacted the comparability of certain information. We did not incur any special charges in fiscal 2002. The special items that were recorded in fiscal 2001 and 2000 were as follows:

	Special Items

	EBIT Impact

							Net
							Income
							Per
	Pharma-					Net	Diluted
	ceutical	Industrial	Energy	Corporate	Total	Income	Share

		(In thousands, except per share data)
2001
Global reorganization costs	$(244)	$(2,148)	$0	$(100)	$(2,492)	$(1,670)	$(.12)

2000
Plant closure costs	$0	$0	$(409)	$0	$(409)	$(266)	$(.02)
Gain on sale of building	0	0	918	0	918	597	.04
UGE long-term receivable write-down	(500)	0	0	0	(500)	(325)	(.02)

	$(500)	$0	$509	$0	$9	$6	$.00

In the third quarter of fiscal 2001, we announced a global reorganization program to consolidate operations in England, Mexico and the Asia-Pacific regions to strengthen our market presence and achieve more effective channels to market. In addition, we discontinued certain product offerings in our Chemineer and Moyno businesses to improve our long-term competitive position through a more cost-effective product focus. We incurred a one-time charge of $2.3 million, $1.3 million of which related to severance and other costs associated with the regional consolidations and the balance of which related to inventory write-downs from discontinued product offerings. There were additional costs in the third and fourth quarters of fiscal 2001 totalling $0.2 million that we expensed as incurred primarily for equipment relocation, marketing and employee training. As of August 31, 2001, we had paid all costs related to the global reorganization program, without any changes in estimates.

In the fourth quarter of fiscal 2000, we recorded a charge of $0.5 million to reduce a long-term receivable related to UGE, which is 50% owned by us and 50% owned by Universal Process Equipment, Inc. The charge was due to weakness in the used glass-lined reactor and storage vessel markets served by UGE.

In fiscal 1999, due to the downturn in the energy business segment at that time, we analyzed our capacity requirements for our energy products. As a result, we recorded a charge of $4.2 million for the closure and relocation of our Fairfield, California manufacturing operation. We incurred additional expenses related to the Fairfield plant closure of $0.4 million in fiscal 2000. These costs were for employee transfers, equipment relocation and training of new employees at the Texas facility. We sold the Fairfield facility in July 2000, resulting in a pretax gain of $0.9 million.

Results of Operations

The following tables present components of our consolidated income statement and segment information.

Consolidated	2002	2001	2000

Sales	100.0%	100.0%	100.0%
Cost of sales	67.0	67.0	65.5

Gross profit	33.0	33.0	34.5
SG&A expenses	24.8	20.6	21.8
Amortization	0.4	1.9	2.0
Other	0.0	0.3	0.0

EBIT	7.8%	10.2%	10.7%

By Segment	2002	2001	2000

Pharmaceutical:	(In thousands, except percents)
Sales	$319,412	$171,403	$181,891
Adjusted EBITA (1)	28,327	19,555	26,876
Adjusted EBITA %	8.9%	11.4%	14.8%
EBIT	27,895	17,349	24,448
EBIT %	8.7%	10.1%	13.4%

Energy:
Sales	$91,381	$113,906	$88,145
Adjusted EBITA (1)	19,104	28,228	17,726
Adjusted EBITA %	20.9%	24.8%	20.1%
EBIT	18,773	26,078	16,130
EBIT %	20.5%	22.9%	18.3%

Industrial:
Sales	$115,580	$140,593	$136,678
Adjusted EBITA (1)	5,731	13,887	15,287
Adjusted EBITA %	5.0%	9.9%	11.2%
EBIT	5,279	8,445	12,007
EBIT %	4.6%	6.0%	8.8%

Total:
Sales	$526,373	$425,902	$406,714
Adjusted EBITA (1)	42,962	53,915	51,640
Adjusted EBITA %	8.2%	12.7%	12.7%
EBIT	40,947	43,236	43,572
EBIT %	7.8%	10.2%	10.7%

(1)	Adjusted EBITA represents EBIT before amortization and special items, which are described in the Special Items table in the “Overview” section of this “Management’s Discussion and Analysis.” Adjusted EBITA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered an alternative to net income as a measure of operating results.

Fiscal Year Ended August 31, 2002 Compared with Fiscal Year Ended August 31, 2001

Sales for fiscal 2002 were $526.4 million compared with $425.9 million in the same period of the prior year. On a pro forma basis, taking into account the Romaco acquisition, sales decreased $41.7 million, or 7.3%

The pharmaceutical segment had sales of $319.4 million in fiscal 2002 compared with $171.4 million in the same period of fiscal 2001. On a pro forma basis, the pharmaceutical segment sales increased $5.8 million, or 1.8%. Overall, this sales increase was due to the strengthening of the euro against the dollar. Romaco’s sales increased by $27.4 million compared with their pro forma fiscal 2001 sales due to the strength of the pharmaceutical and healthcare markets. However, offsetting this was decreased Reactor Systems sales of $21.6 million. The decline in Reactor Systems sales was due to the impact of the weak specialty chemical market and slow industrial economy in the U.S.

The energy segment had sales of $91.4 million in fiscal 2002 compared with $113.9 million in the same period of fiscal 2001, a decrease of $22.5 million, or 19.8%. Lower crude oil and natural gas prices caused a reduction in exploration and production activities in fiscal 2002 compared with fiscal 2001.

The industrial segment had sales of $115.6 million in fiscal 2002 compared with $140.6 million in fiscal 2001, a decrease of $25.0 million, or 17.8%. This segment was also negatively impacted by the slow industrial economy in the U.S.

EBIT in fiscal 2002 was $40.9 million compared with $43.2 million in fiscal 2001. In the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which required that goodwill no longer be amortized. The adoption of SFAS No.142 resulted in a $5.4 million reduction in amortization in fiscal 2002. Adjusted EBITA (EBIT before amortization and special items, which are described in the Special Items table in the “Overview” section of this “Management’s Discussion and Analysis”) was $43.0 million in fiscal 2002 compared with $53.9 million in fiscal 2001, a decrease of $10.9 million, or 20.2%.

The pharmaceutical segment had an Adjusted EBITA of $28.3 million in fiscal 2002 compared with $19.6 million in fiscal 2001. On a pro forma basis, the pharmaceutical segment Adjusted EBITA in fiscal 2002 increased by $.1 million over the prior year period.

The energy segment had an Adjusted EBITA of $19.1 million in fiscal 2002 compared with $28.2 million in fiscal 2001, a decrease of $9.1 million, or 32.3%. The decline in energy segment sales reduced Adjusted EBITA by $8.5 million. The remaining decrease was due to increased research and development costs and a change in sales mix from higher-margin exploration products to lower-margin wellhead products.

The industrial segment had an Adjusted EBITA of $5.7 million in fiscal 2002 compared with $13.9 million in fiscal 2001, a reduction of $8.2 million, while sales decreased by $25.0 million. The reduction was due to lower overall sales volumes and reduced selling prices resulting from the weak markets into which this segment sells. Adjusted EBITA was also negatively impacted by the mix of products sold as the volume of high-margin industrial pump aftermarket products declined significantly.

Interest expense increased from $12.3 million in fiscal 2001 to $17.6 million in fiscal 2002. This was due to higher average debt levels resulting from the acquisition of Romaco. Our effective interest rate was 7.0% in fiscal 2002 and 6.9% in fiscal 2001.

Our effective tax rate was 33.5% in fiscal 2002 compared with 33.1% in fiscal 2001. Net deferred income tax assets of $5.4 million at August 31, 2002 primarily related to U.S. operations.

Net income and net income per diluted share in fiscal 2002 were $14.5 million and $1.15 compared with $19.6 million and $1.63 in fiscal 2001. The decrease was due to the weak market conditions and resulting lower sales volumes in the energy and industrial segments in fiscal 2002. Interest costs were also higher due to debt incurred for the Romaco acquisition; however, overall the Romaco acquisition was accretive.

Fiscal Year Ended August 31, 2001 Compared with Fiscal Year Ended August 31, 2000

Sales of $425.9 million in fiscal 2001 were $19.2 million higher than fiscal 2000, a 4.7% increase.

The pharmaceutical segment had sales of $171.4 million in fiscal 2001 compared with $181.9 million in fiscal 2000. The weakening of the euro and, to a lesser extent, the British pound had a negative translation effect on sales for the year of $12.0 million. Excluding this translation effect, sales were 0.8% higher than the prior year.

The energy segment sales were $113.9 million in fiscal 2001 compared with $88.1 million in fiscal 2000. This increase in fiscal 2001 sales was $25.8 million, or 29.3%. High natural gas and crude oil prices spurred an increase in exploration and production activities.

The industrial segment had sales of $140.6 million in fiscal 2001 compared with $136.7 million in fiscal 2000. The weakening of the British pound had a negative translation effect on fiscal 2001 sales of $1.0 million. Excluding this translation effect, sales were 3.6% higher than the prior year. The increase in fiscal 2001 sales was attributable to an increase in demand for our corrosion-resistant products in the semiconductor market.

EBIT in fiscal 2001 was $43.2 million compared with $43.6 million in fiscal 2000, a decrease of $0.4 million, or 0.9%. The Adjusted EBITA in fiscal 2001 was $53.9 million compared with $51.6 million in the prior year, an increase of $2.3 million, or 4.5%.

In the pharmaceutical segment, Adjusted EBITA was $19.6 million in fiscal 2001 and $26.9 million in fiscal 2000, a decrease of $7.3 million, or 27.1%. The weakening European currencies against the U.S. dollar decreased Adjusted EBITA by $1.0 million in fiscal 2001. The remaining decline was attributable to lower sales in Reactor Systems, which was due to the aforementioned low profitability and capital spending in the chemical process industry and the weak euro creating competitive pressures for our U.K. operations.

In the energy segment, Adjusted EBITA was $28.2 million in fiscal 2001 compared with $17.7 million in fiscal 2000, an increase of $10.5 million, or 59.3%. The increase in Adjusted EBITA was due to the sales volume increase and the cost reductions from closing the Fairfield facility.

In the industrial segment, Adjusted EBITA was $13.9 million in fiscal 2001 and $15.3 million in fiscal 2000, a decrease of $1.4 million, or 9.2%. The decline was due to selling price pressures in our Chemineer business and a higher mix of low-margin sales to municipalities by our Moyno business.

Interest expense decreased to $12.3 million in fiscal 2001 from $13.5 million in fiscal 2000. The decrease was due to lower average debt levels in fiscal 2001 and slightly lower interest rates during fiscal 2001. Our effective interest rate was 6.9% in fiscal 2001 and 7.2% in fiscal 2000.

The effective tax rate was 33.1% in fiscal 2001 and 35.0% in fiscal 2000. The fiscal 2001 tax rate was lower since we generated a tax benefit from our foreign sales corporation. Net deferred income tax assets of $8.9 million at August 31, 2001 primarily related to U.S. operations.

Net income and net income per diluted share in fiscal 2001 were $19.6 million and $1.63 compared with $18.1 million and $1.53 in fiscal 2000. The increase was primarily from the sales increase in the energy segment. Excluding the effects of the special items described in the Special Items table in the “Overview” section of this “Management’s Discussion and Analysis,” fiscal 2001 net income and net income per diluted share would have been higher by $1.7 million and $0.12, respectively.

Liquidity and Capital Resources

Operating Activities

In fiscal 2002, our cash flow from operations was $44.5 million compared with $31.0 million in fiscal 2001. The improved cash flow from operations was due to our actions to conserve cash in reaction to the expected weaker economic environment in fiscal 2002. Because of these actions, inventories were reduced by $22.3 million, excluding the effects of changes in exchange rates. The decrease in accrued expenses primarily related to lower variable pay accruals, income tax accruals and customer advance payments.

We expect our fiscal 2003 operating cash flow to be adequate to fund the fiscal year 2003 operating needs, scheduled debt services, shareholder dividend requirements and planned capital expenditures of approximately $15.0 million. Our planned capital expenditures are related to additional production capacity, cost reductions and replacement items.

Investing Activities

Our capital expenditures were $15.1 million in fiscal 2002, down from $20.2 million in fiscal 2001. We also generated cash of $4.9 million through sale-leaseback arrangements. During fiscal 2002, we paid $18.8 million in earnout payments and acquisition costs related to the Romaco acquisition, and we paid $1.9 million for refinancing fees in connection with the amended credit agreement discussed below.

Financing Activities

We entered into a Second Amended and Restated Credit Agreement (“Agreement”) on January 9, 2002. This agreement provided for borrowings on a revolving credit basis up to a maximum of $180.0 million.

In June of 2002, we received net proceeds of approximately $53.2 million from a secondary stock offering. The proceeds were used to pay down outstanding borrowings under the Agreement. The Agreement states that the banks’ commitment under the Agreement is also reduced by the amount of the gross proceeds from a stock offering. Therefore, subsequent to the stock offering, the banks’ commitment under the Agreement was reduced to $126.1 million. All outstanding amounts under the Agreement are due and payable on January 9, 2005. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. Under the Agreement and other lines of credit, we have $119.0 million of unused borrowing capacity. However, due to our financial covenants, at August 31, 2002, we could only incur additional indebtedness of $15.0 million. Subsequent to August 31, 2002, the Agreement was amended which eased the thresholds for our interest coverage and leverage ratios. With the amended financial covenants, we could incur additional indebtedness of approximately $45.0 million.

We have $59.7 million of convertible subordinated notes that are due on September 1, 2003 (fiscal year 2004). We are pursuing various options regarding the payment of these notes. If necessary, we can use our capacity under the Agreement to repay these notes, because utilizing borrowings under the Agreement to retire these notes would not create additional debt and therefore not impact our position with regard to debt covenants.

Critical Accounting Policies and Estimates

This “Management’s Discussion and Analysis” is based on our consolidated financial statements and the related notes. The more critical accounting policies used in the preparation of our consolidated financial statements are discussed below.

Revenue Recognition

We recognize revenue at the time of title passage to our customer. We recognize revenue for certain longer-term contracts based on the percentage of completion method. The percentage of completion method requires estimates of total expected contract revenue and costs. We follow this method since we can make reasonably dependable estimates of the revenue and cost applicable to various stages of the contract. Revisions in profit estimates are reflected in the period in which the facts that gave rise to the revision become known.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Significant estimates made by us include the allowance for doubtful accounts, inventory valuation, deferred tax asset valuation allowance, warranty accruals, litigation, product liability and environmental accruals and retirement benefit obligations.

Our estimate for uncollectible accounts receivable is based upon an analysis of our prior collection experience, specific customer creditworthiness and current economic trends within the industries we serve. In circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us (e.g., bankruptcy filings or substantial downgrading of credit ratings), we record a specific reserve to reduce the receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time that the receivables are past due. Inventory valuation reserves are determined based on our assessment of the market conditions for our products. We have recorded valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of estimated future taxable income and establishment of tax strategies. Future taxable income, the results of tax strategies and changes in tax laws could impact these estimates.

Warranty obligations are contingent upon product failure rates, material required for the repairs and service delivery costs. We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales. We record litigation, product liability and environmental reserves based upon a case-by-case analysis of the facts, circumstances and estimated costs. Retirement benefit obligations are affected by a number of estimates made by us in consultation with independent actuaries, including the discount rate, long-term rate of return on plan assets and assumed increases for wage rate and health care costs.

These estimates form the basis for making judgments about the carrying value of our assets and liabilities and are based on the best available information at the time we prepare our financial statements. These estimates are subject to change as conditions within and beyond our control change, including but not limited to economic conditions, the availability of additional information and actual experience rates different from those used in our estimates. Accordingly, actual results may differ from these estimates.

Goodwill

As of September 1, 2001, we adopted two new accounting standards issued by the Financial Accounting Standards Board. SFAS No. 141, “Business Combinations,” eliminated the pooling method of accounting for all business combinations initiated after June 30, 2001 and addressed the initial recognition and measurement of goodwill and intangible assets acquired in a business combination. Accordingly, we applied the provisions of SFAS No. 141 to all business combinations initiated after June 30, 2001. We also adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective September 1, 2001. Goodwill amortization ceased upon adoption of the standard, and the required impairment tests were performed. Results of these impairment tests have not generated any impairment loss to date.

Goodwill will be tested on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated, are performed at the end of our first quarter. Losses, if any, resulting from impairment tests will be reflected in operating income in our income statement.

Foreign Currency Accounting

Gains and losses resulting from the settlement of a transaction in a currency different from that used to record the transaction are charged or credited to net income when incurred. Adjustments resulting from the translation of non-U.S. financial statements into U.S. dollars are recognized in accumulated other comprehensive income or loss for all non-U.S. units.

We use permanently invested intercompany loans as a source of capital to reduce the exposure to foreign currency fluctuations in our foreign subsidiaries. These loans are treated as analogous to equity for accounting purposes. Therefore, we record foreign exchange gains or losses on these intercompany loans in accumulated other comprehensive income or loss.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative and Quantitative Disclosures About Market Risk

We maintain operations in the U.S. and over 20 foreign countries. We have market risk exposure to foreign exchange rates in the normal course of our business operations. Our significant non-U.S. operations have their local currencies as their functional currency and primarily buy and sell using that same currency. We manage our exposure to net assets and cash flows in currencies other than U.S. dollars by minimizing our non-U.S. dollar net asset positions. We also enter into hedging transactions, primarily currency swaps, under established policies and guidelines that enable us to mitigate the potential adverse impact of foreign exchange rate risk. We do not engage in trading or other speculative activities with these transactions as established policies require that these hedging transactions relate to specific currency exposures.

Our main foreign exchange rate exposures relate to assets, liabilities and cash flows denominated in British pounds, euros and Canadian dollars and the general economic exposure that fluctuations in these currencies could have on the U.S. dollar value of future non-U.S. cash flows. To illustrate the potential impact of changes in foreign currency exchange rates on us as of August 31, 2002, the net unhedged exposures in each currency were remeasured assuming a 10% decrease in foreign exchange rates compared with the U.S. dollar. Using this method, our EBIT and cash flow from operations for fiscal 2002 would have decreased by $2.6 million and $1.6 million, respectively. This calculation assumed that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes may also affect the volume of sales or the foreign currency sales prices as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not include any effects of potential changes in sales levels or local currency prices.

We also have market risk exposure to interest rates. At August 31, 2002, we had $208.5 million in interest-bearing debt obligations subject to market risk exposure due to changes in interest rates. To manage our exposure to changes in interest rates, we attempt to maintain a balance between fixed and variable rate debt. We expect this balance in the debt profile to moderate our financing cost over time. We are limited in our ability to refinance our fixed rate debt. However, we have the ability to change the characteristics of our fixed rate debt to variable rate debt through interest rate swaps to achieve our objective of balance. At August 31, 2002, we had entered into an interest rate swap agreement that effectively modifies a portion of our fixed rate debt to floating rate debt. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of underlying principal amounts. The mark-to-market values of both the fair value hedging instrument and the underlying debt obligation were equal and recorded as offsetting gains and losses in current period earnings. The fair value hedge qualifies for treatment under the short-cut method of measuring effectiveness. As a result, there was no impact on earnings due to hedge ineffectiveness. The interest rate swap agreement totals $30.0 million, expires in 2008 and allows us to receive an effective interest rate of 6.76% and pay an interest rate based on LIBOR.

At August 31, 2002, $155.0 million of our outstanding debt was at fixed rates with a weighted average interest rate of 7.0% and $53.4 million was at variable rates with a weighted average interest rate of 5.8%. The estimated fair value of our debt at August 31, 2002 was approximately $205.5 million. The following table presents the aggregate maturities and related weighted average interest rates of our debt obligations at August 31, 2002 by maturity dates (in thousands, except percents):

	U.S. Dollar		U.S. Dollar		Non U.S. Dollar		Non U.S. Dollar
	Fixed Rate		Variable Rate		Fixed Rate		Variable Rate
Maturity
Date	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

2003			$700	4.75%	$1,025	4.56%	$2,801	5.26%
2004	$59,691	6.50%	700	4.75	1,038	4.48	3,709	5.48
2005			700	4.75	771	4.09	3,011	4.56
2006			700	4.75	3,038	8.71	3,715	4.40
2007					18,506	9.79	1,015	3.72
Thereafter	70,000	6.78	30,000	4.26	942	3.75	6,384	3.72

Total	$129,691	6.66%	$32,800	4.30%	$25,320	8.83%	$20,635	4.49%

Fair value	$126,709		$32,800		$25,320		$20,635

In the normal course of business, we issue letters of credit to secure outstanding debt and certain payments to vendors. At August 31, 2002, we have outstanding letters of credit of $20.0 million that are all due within one year.

In addition to long-term debt obligations, we have commitments under non-cancellable operating leases with the following maturities:

(In thousands)
2003	$2,411
2004	1,998
2005	1,797
2006	1,848
2007	1,768
Thereafter	2,174

$11,996

We have no capital lease obligations or unconditional purchase obligations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEET
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except share data)

	August 31,

	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$10,534	$16,122
Accounts receivable	113,711	105,294
Inventories	92,446	116,977
Other current assets	12,318	13,084
Deferred taxes	14,071	16,336

Total Current Assets	243,080	267,813
Goodwill	271,948	220,648
Other Intangible Assets	17,604	14,799
Other Assets	6,201	7,603
Property, Plant and Equipment	143,859	149,397

	$682,692	$660,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,964	$43,018
Accrued expenses	83,871	88,560
Current portion of long-term debt	4,526	17,669

Total Current Liabilities	130,361	149,247
Long-Term Debt — Less Current Portion	203,920	241,225
Deferred Taxes	8,708	7,414
Other Long-Term Liabilities	70,863	56,420
Minority Interest	8,347	8,052

Shareholders’ Equity:
Common stock-without par value:
Authorized shares-40,000,000
Issued shares-14,334,927 in 2002 (11,825,950 in 2001)	103,952	48,483
Treasury shares-1,429 in 2002 (100,275 in 2001)	(29)	(2,150)
Retained earnings	176,627	164,864
Accumulated other comprehensive (loss):
Foreign currency translation	(9,401)	(10,902)
Minimum pension liability	(10,656)	(2,393)

Total	(20,057)	(13,295)

	260,493	197,902

	$682,692	$660,260

See Notes to Consolidated Financial Statements

CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except share and per share data)

				Accumulated
				Other
	Common	Treasury	Retained	Comprehensive
	Shares	Shares	Earnings	(Loss)	Total

Balance at September 1, 1999	$33,968	$(6,500)	$132,015	$(5,257)	$154,226
Net income			18,056		18,056
Change in foreign currency translation				(5,199)	(5,199)
Change in minimum pension liability				2,180	2,180

Comprehensive income					15,037
Cash dividends declared, $0.22 per share			(2,407)		(2,407)
Stock options exercised, 21,500 shares	(199)	463			264
Proceeds from share sales, 70,832 shares	(271)	1,582			1,311
Stock repurchase program, 77,085 shares		(1,337)			(1,337)
Tax benefit of stock options exercised	88				88

Balance at August 31, 2000	33,586	(5,792)	147,664	(8,276)	167,182
Net income			19,631		19,631
Change in foreign currency translation				(2,757)	(2,757)
Change in minimum pension liability				(2,262)	(2,262)

Comprehensive income					14,612
Cash dividends declared, $0.22 per share			(2,431)		(2,431)
Stock options exercised, 130,266 shares	(1,473)	2,788			1,315
Proceeds from share sales, 38,958 shares	121	854			975
Stock issued for acquisition, 600,000 shares	15,354				15,354
Performance stock award expense	126				126
Tax benefit of stock options exercised	769				769

Balance at August 31, 2001	48,483	(2,150)	164,864	(13,295)	197,902
Net income			14,503		14,503
Change in foreign currency translation				1,501	1,501
Change in minimum pension liability				(8,263)	(8,263)

Comprehensive income					7,741
Cash dividends declared, $0.22 per share			(2,740)		(2,740)
Stock options exercised, 167,500 shares	604	1,921			2,525
Proceeds from share sales, 2,440,323 shares	54,267	200			54,467
Performance stock award expense	(126)				(126)
Tax benefit of stock options exercised	724				724

Balance at August 31, 2002	$103,952	$(29)	$176,627	$(20,057)	$260,493

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENT
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except per share data)

		Years ended August 31,
	2002	2001	2000

Sales	$526,373	$425,902	$406,714
Cost of sales	352,609	285,168	266,480

Gross profit	173,764	140,734	140,234
Selling, general and administrative expenses	130,802	87,844	88,594
Amortization	2,015	8,187	8,077
Other	0	1,467	(9)

Income before interest and income taxes	40,947	43,236	43,572
Interest expense	17,565	12,312	13,531

Income before income taxes and minority interest	23,382	30,924	30,041
Income tax expense	7,831	10,229	10,513
Minority interest	1,048	1,064	1,472

Net income	$14,503	$19,631	$18,056

Net income per share:
Basic	$1.17	$1.78	$1.65

Diluted	$1.15	$1.63	$1.53

See Notes to Consolidated Financial Statements

CONSOLIDATED CASH FLOW STATEMENT
Robbins & Myers, Inc. and Subsidiaries
(In thousands)

	Years Ended August 31,

	2002	2001	2000

OPERATING ACTIVITIES
Net income	$14,503	$19,631	$18,056
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	20,028	16,161	16,293
Amortization	2,015	8,187	8,077
Deferred taxes	9,369	3,306	(3,434)
Asset impairment charges	0	1,000	0
Performance stock awards	(126)	126	0
Changes in operating assets and liabilities — excluding the effects of acquisitions:
Accounts receivable	(3,107)	(2,390)	(10,212)
Inventories	22,269	(6,408)	(9,054)
Other current assets	1,398	(220)	5,675
Other assets	(455)	(207)	4,895
Accounts payable	(2,897)	(3,143)	7,500
Accrued expenses and other liabilities	(18,457)	(5,059)	(1,756)

Net cash and cash equivalents provided by operating activities	44,540	30,984	36,040

INVESTING ACTIVITIES
Capital expenditures, net of nominal disposals	(15,112)	(20,200)	(19,842)
Proceeds from sale-leaseback arrangements	4,905	0	0
Amended credit agreement fees	(1,911)	0	0
Purchase of Romaco, net of cash acquired	(18,823)	(38,703)	0
Purchase of Rodec and ABI	0	(6,008)	0
Purchase of Chemineer de Mexico	0	(523)	(261)

Net cash and cash equivalents used by investing activities	(30,941)	(65,434)	(20,103)

FINANCING ACTIVITIES
Proceeds from debt borrowings	29,836	69,828	12,731
Payments of long-term debt	(103,275)	(30,359)	(18,347)
Proceeds from sale of common stock	56,992	2,290	1,075
Purchase of common stock and convertible subordinated notes	0	0	(6,646)
Dividends paid	(2,740)	(2,431)	(2,407)

Net cash and cash equivalents (used) provided by financing activities	(19,187)	39,328	(13,594)

(Decrease) increase in cash and cash equivalents	(5,588)	4,878	2,343
Cash and cash equivalents at beginning of year	16,122	11,244	8,901

Cash and cash equivalents at end of year	$10,534	$16,122	$11,244

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Robbins & Myers, Inc. and Subsidiaries

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include accounts of Robbins & Myers, Inc. (“we,” “our”) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. All of our operations are conducted in producing and selling original and used equipment and aftermarket parts in the pharmaceutical and healthcare, general industrial and oil and gas exploration and recovery industries.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable relate primarily to customers located in North America and Western Europe and are concentrated in the pharmaceutical, specialty chemical and oil and gas markets. To reduce credit risk, we perform credit investigations prior to accepting an order and, when necessary, require letters of credit to insure payment.

     Our estimate for uncollectible accounts receivable is based upon an analysis of our prior collection experience, specific customer creditworthiness and current economic trends within the industries we serve. In circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us (e.g., bankruptcy filings or substantial downgrading of credit ratings), we record a specific reserve to reduce the receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time that the receivables are past due.

Inventories

Inventories are stated at the lower of cost or market determined by the last-in, first-out (“LIFO”) method in the U.S. and the first-in, first-out (“FIFO”) method outside the U.S. Inventory valuation reserves are determined based on our assessment of the market conditions for our products.

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired. Goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated, are performed at the end of our first quarter. Losses, if any, resulting from impairment tests will be reflected in operating income in our income statement.

     Amortization of other intangible assets is calculated on the straight-line basis using the following lives:

Patents and trademarks	14 to 17 years
Non-compete agreements	3 to 5 years
Financing costs	5 years

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation expense is recorded over the estimated useful life of the asset on the straight-line method using the following lives:

Land improvements	20 years
Buildings	45 years
Machinery and equipment	3 to 15 years

     Our normal policy is to expense repairs and improvements made to capital assets as incurred. In limited circumstances, betterments are capitalized and amortized over the estimated life of the new asset and any remaining value of the old asset is written off. Repairs to machinery and equipment must result in an addition to the useful life of the asset before the costs are capitalized.

Foreign Currency Accounting

Gains and losses resulting from the settlement of a transaction in a currency different from that used to record the transaction are charged or credited to net income when incurred. Adjustments resulting from the translation of non-U.S. financial statements into U.S. dollars are recognized in accumulated other comprehensive income or loss for all non-U.S. units.

Product Warranties

Warranty obligations are contingent upon product failure rates, material required for the repairs and service delivery costs. We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.

Revenue Recognition

We recognize revenue at the time of title passage to our customer. We recognize revenue for certain longer-term contracts based on the percentage of completion method. The percentage of completion method requires estimates of total expected contract revenue and costs. We follow this method since we can make reasonably dependable estimates of the revenue and cost applicable to various stages of the contract. Revisions in profit estimates are reflected in the period in which the facts that gave rise to the revision become known.

Income Taxes

Income taxes are provided for all items included in the Consolidated Income Statement regardless of the period when such items are reported for income tax purposes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have recorded valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of estimated future taxable income and establishment of tax strategies. Future taxable income, the results of tax strategies and changes in tax laws could impact these estimates.

     Our policy is to provide U.S. income taxes on non-U.S. income when remitted to the U.S. We do not provide U.S. income taxes on the remaining undistributed non-U.S. income, which aggregated $44,000,000 at August 31, 2002, as it is our intention to maintain our investments in these operations.

Consolidated Cash Flow Statement

Cash and cash equivalents consist of cash balances and temporary investments having an original maturity of 90 days or less.

Fair Value of Financial Instruments

The following methods and assumptions were used by us in estimating the fair value of financial instruments:

Cash and cash equivalents — The amounts reported approximate market value.

Long-term debt – The market value of our debt is $205,464,000 at August 31, 2002 and $257,203,000 at August 31, 2001.
These amounts are based on the terms, interest rates and maturities currently available to us for similar debt instruments.

Foreign exchange contracts — The amounts reported are estimated using quoted market prices for similar instruments.

Common Stock Plans

Common stock plans involving the issuance of stock options are accounted for as noncompensatory plans. Common stock plans involving the issuance of a variable number of shares based on performance are accounted for as compensatory plans.

Derivatives and Hedging Activities

We account for derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivatives and Hedging Activities,” as amended. This standard requires the recognition of all derivatives on the balance sheet at fair value and recognition of the resulting gains or losses as adjustments to earnings or other comprehensive income. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking various hedge transactions. Our hedging activities are transacted only with a highly-rated institution, reducing the exposure to credit risk in the event of nonperformance. We use derivatives for fair value hedging purposes. For derivative instruments that hedge the exposure to changes in the fair value of certain fixed rate debt, designated as fair value hedges, the effective portion of the net gain or loss on the derivative instrument, as well as the offsetting gain or loss on the fixed rate debt attributable to the hedged risk, are recorded in current period earnings. We use swap agreements to convert a portion of fixed rate debt to a floating rate basis, thus hedging for changes in the fair value of the fixed rate debt being hedged. We have determined that this interest rate swap, designated as a fair value hedge, qualifies for treatment under the short-cut method of measuring effectiveness. Under the provisions of SFAS No. 133, this hedge is determined to be perfectly effective and there is no requirement to periodically evaluate effectiveness.

Reclassifications

Certain prior year amounts are reclassified to conform with the current year presentation.

NOTE 2 — BUSINESS ACQUISITIONS

On December 12, 2000, we acquired certain assets of Campbell Industries Ltd. (DBA Rodec Tubing Rotors) (“Rodec”) for $2,802,000. Rodec is a Canadian company that designs, manufactures, and markets oil and gas production equipment including artificial lift accessories and down-hole tools with annual sales of $3,000,000.

     On June 12, 2001, we acquired certain assets of Alberta Basic Industries (“ABI”) for $3,206,000. ABI is also a Canadian manufacturer of down-hole tools for oil and gas production equipment with annual sales of approximately $3,000,000.

     On August 31, 2001, we purchased the stock of Romaco NV, a Netherland Antilles corporation (“Romaco”). Romaco is a leading supplier of processing and packaging equipment for the pharmaceutical, healthcare and cosmetics industries with pro forma fiscal year 2001 sales of $142,217,000. The total purchase price of Romaco was $130,111,000. At closing in fiscal 2001, we paid consideration of $95,238,000 as follows: $38,703,000 in cash, $2,235,000 in a five-year subordinated note, the assumption of net debt of $38,946,000 and 600,000 of our common shares valued at $15,354,000. In fiscal 2002, we made an additional payment of $32,100,000 based on Romaco’s sales and operating performance for calendar year 2001, half of which was in cash and half of which was in a five-year subordinated note, and we incurred acquisition costs of $2,773,000. We completed the Romaco acquisition at the end of fiscal 2001, and, therefore, the acquisition had no impact on our results of operations in fiscal 2001.

     The following table summarizes the fair values of the assets acquired and liabilities assumed of Romaco at the date of acquisition.

August 31, 2001

(In thousands)
Current assets	$82,212
Property, plant and equipment	29,772
Goodwill	75,835
Other assets	1,246

Total assets acquired	189,065
Current liabilities	68,488
Long-term debt	24,089
Other liabilities	3,342

Total liabilities assumed	95,919

Net assets acquired	$93,146

     Since the Romaco acquisition occurred on August 31, 2001, the results of their operations were not included in our fiscal 2001 Consolidated Income Statement. Following are our unaudited pro forma consolidated results of operations assuming the acquisition of Romaco had occurred at the beginning of fiscal 2000. In preparing the pro forma data, adjustments were made to the historical financial information. These were primarily interest costs related to financing the transaction, adjustments to the corporate costs and income taxes. There was no amortization of the Romaco goodwill included in the pro forma amounts.

	2001	2000

	(In thousands, except
	per share data)

Sales	$568,119	$541,239
Net income	22,693	20,358
Basic net income per share	1.95	1.76
Diluted net income per share	1.78	1.62

     On June 30, 1999, we purchased 51% of Chemineer de Mexico, S.A. de C.V. (“Chemineer de Mexico”), a Mexican corporation and its licensee in Mexico for $1,600,000. On December 31, 1999, we purchased an additional 16.3% of Chemineer de Mexico for $261,000. The remaining 32.7% of Chemineer de Mexico was purchased in April 2001 for $523,000.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENT

As of September 1, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard required that goodwill be separately disclosed from other intangible assets in the consolidated balance sheet, and no longer be amortized, but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption. There were no indicators of impairment identified by us as a result of the transitional impairment test that was performed. As required by SFAS No. 142, a review was performed at year end with no indicators of impairment identified.

    In accordance with SFAS No. 142, we discontinued the amortization of goodwill effective September 1, 2001. A reconciliation of previously reported net income and net income per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect follows:

	2001	2000

	(In thousands, except
	per share data)
Reported net income	$19,631	$18,056
Goodwill amortization, net of tax	3,404	3,602

Adjusted net income	$23,035	$21,658

Basic net income per share:
Reported net income	$1.78	$1.65
Goodwill amortization, net of tax	0.31	0.33

Adjusted net income	$2.09	$1.98

Diluted net income per share:
Reported net income	$1.63	$1.53
Goodwill amortization, net of tax	0.25	0.27

Adjusted net income	$1.88	$1.80

NOTE 4 — BALANCE SHEET INFORMATION

Accounts receivable

	2002	2001

	(In thousands)
Allowances for doubtful accounts	$2,717	$3,332

Inventories

	2002	2001

FIFO:	(In thousands)
Finished products	$30,928	$37,191
Work in process	23,981	38,913
Raw materials	43,682	45,968

	98,591	122,072
LIFO reserve, U. S. inventories	(6,145)	(5,095)

	$92,446	$116,977

Non-U.S. inventories at FIFO	$63,085	$78,462

Property, plant and equipment

	2002	2001

	(In thousands)
Land and improvements	$10,236	$7,945
Buildings	77,494	70,591
Machinery and equipment	174,196	174,397

	261,926	252,933
Less accumulated depreciation	118,067	103,536

	$143,859	$149,397

Accrued expenses

	2002	2001

	(In thousands)
Salaries, wages and payroll taxes	$13,266	$16,281
Customer advances	19,831	19,749
Pension benefits	5,216	5,179
U.S. other postretirement benefits	2,000	2,000
Warranty costs	9,405	10,176
Accrued interest	4,068	4,292
Income taxes	2,647	5,855
Commissions	3,131	2,494
Other	24,307	22,534

	$83,871	$88,560

Other long-term liabilities

	2002	2001

	(In thousands)
German pension liability	$28,555	$24,867
U.S. other postretirement benefits	12,414	12,108
U.S. pension liability	15,139	3,512
Italy long-term tax liability	1,269	2,694
Casualty insurance reserves	467	653
Deferred research grants	781	1,245
Other	12,238	11,341

	$70,863	$56,420

NOTE 5 — INCOME STATEMENT INFORMATION

Other

	2002	2001	2000

		(in thousands)
Plant closure costs	$0	$(25)	$409
Global reorganization costs	0	1,492	0
Gain on sale of building	0	0	(918)
UGE long-term receivable write-down	0	0	500

	$0	$1,467	$(9)

     In the third quarter of fiscal 2001, we announced that we would consolidate operations in England, Mexico and the Asia-Pacific regions in order to strengthen our market presence and achieve more effective channels to market. In addition, we discontinued selective product offerings in the Chemineer and Moyno businesses in order to improve long-term competitive positioning through a more cost-effective product focus. We incurred a one-time charge of $2,300,000 with approximately $1,300,000 related to severance and other costs associated with the regional consolidations, and the balance related to inventory write-downs from discontinued product offerings. There were additional costs in the third and fourth quarter of fiscal 2001 of $192,000 that were expensed as incurred primarily for equipment relocation, marketing and employee training. All costs related to the Global Reorganization Program were paid as of August 31, 2001 with no changes in estimates made.

     In the fourth quarter of fiscal 2000, we recorded a charge of $500,000 to reduce a long-term receivable related to Universal Glasteel Equipment (“UGE”), which is 50% owned by us and 50% owned by Universal Process Equipment, Inc. (“UPE”). The charge is due to weakness in the used glass-lined reactor and storage vessel markets served by UGE.

     In fiscal 1999, due to the downturn in our energy segment at that time, we analyzed our capacity requirements for our energy products. As a result, we recorded a charge of $4,200,000 for the closure and relocation of our Fairfield, California, manufacturing operations. We incurred additional expenses related to the Fairfield plant closure of $409,000 in fiscal 2000. These costs were for employee transfers, equipment relocation and training of new employees at the Texas facility. The Fairfield facility was sold in July 2000 resulting in a pretax gain of $918,000.

Minimum lease payments

Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 2002:

(In thousands)

2003	$2,411
2004	1,998
2005	1,797
2006	1,848
2007	1,768
Thereafter	2,174

$11,996

     The sale-leaseback arrangements that we entered into in fiscal 2002 were for equipment. There was no gain or loss recorded as a result of the sale-leaseback transactions, and the leases were recorded as operating leases.

     Rental expense for all operating leases in 2002, 2001 and 2000 was approximately $2,990,000, $2,925,000 and $2,914,000, respectively.

NOTE 6 — CASH FLOW STATEMENT INFORMATION

In fiscal 2002, we recorded the following non-cash investing and financing transactions: $16,050,000 of debt issued in connection with the acquisition of Romaco; $3,724,000 increase in deferred tax assets,

$11,987,000 increase in long-term liabilities and $8,263,000 increase in the minimum pension liability related to our pension plans; and $724,000 increase in common stock and decrease in income tax payable related to the tax benefits of stock options exercised.

     In fiscal 2001, we recorded the following non-cash investing and financing transactions: $15,354,000 of stock issued and $41,181,000 of debt assumed in connection with the acquisition of Romaco and $769,000 increase in common stock and decrease in income tax payable related to the tax benefits of stock options exercised.

     In fiscal 2000, we recorded the following non-cash investing and financing transactions: $500,000 increase in other intangibles and common stock; $6,500,000 increase in deferred tax assets, $1,500,000 increase in accrued liabilities and $5,000,000 increase in other long term liabilities related to a tax election made in Italy to allow for the tax deductibility of goodwill; and $88,000 increase in common stock and decrease in income tax payable related to the tax benefits of stock options exercised.

     Supplemental cash flow information consisted of the following:

	2002	2001	2000

		(in thousands)
Interest paid	$17,789	$12,428	$13,738
Taxes paid – net of refunds	1,670	15,733	8,456

NOTE 7— GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for fiscal 2002, by operating segment, are as follows:

	Pharmaceutical	Energy	Industrial
	Segment	Segment	Segment	Total

		(In thousands)
Balance as of September 1, 2001	$110,159	$68,026	$42,463	$220,648
Goodwill acquired during the period	34,873	0	0	34,873
Non-cash opening balance sheet adjustments	7,980	0	0	7,980
Translation adjustments and other	8,126	72	249	8,447

Balance as of August 31, 2002	$161,138	$68,098	$42,712	$271,948

     During fiscal year 2002, we recorded the earnout consideration payment to the former owner of Romaco. The earnout consideration was $32,100,000 and was paid half in cash and half in a 10.00% five-year subordinated note. The amount of the earnout consideration was recorded as an increase to goodwill. The portion of the earnout consideration that was paid with the 10.00% subordinated note is a non-cash transaction and is therefore not reflected on our Consolidated Statement of Cash Flows. The non-cash opening balance sheet adjustments were the result of finalizing the opening balance sheet of Romaco.

     As required by SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of our analysis, $3,100,000 of acquisition costs were transferred to goodwill as of September 1, 2001.

     Information regarding our other intangible assets is as follows:

	2002			2001

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

			(In thousands)
Patents and Trademarks	$7,260	$1,103	$6,157	$6,662	$708	$5,954
Non-compete Agreements	10,752	7,823	2,929	10,655	7,016	3,639
Financing Costs	6,668	3,363	3,305	4,740	2,697	2,043
Pension Intangible	4,564	0	4,564	2,592	0	2,592
Other	2,038	1,389	649	1,705	1,134	571

Total	$31,282	$13,678	$17,604	$26,354	$11,555	$14,799

     We estimate that amortization expense will be approximately $2,000,000 for each of the next five years.

NOTE 8 — LONG-TERM DEBT

	2002	2001

	(In thousands)
Senior debt:
Revolving credit loan	$10,444	$53,589
Senior notes	100,000	100,000
Other	18,024	43,379
6.50% Convertible subordinated notes	59,691	59,691
10.00% subordinated notes	20,287	2,235

Total debt	208,446	258,894
Less current portion	4,526	17,669

	$203,920	$241,225

     Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $126,123,000. All outstanding amounts under the Agreement are due and payable on January 9, 2005. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. At August 31, 2002, the weighted average interest rate for all amounts outstanding was 3.72%. Indebtedness under the Agreement is unsecured, except for guarantees by our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. Under this Agreement and other lines of credit, we have $119,000,000 of unused borrowing capacity. However, due to our financial covenants, at August 31, 2002 we could only incur additional indebtedness of $15,000,000. Subsequent at August 31, 2002, the Agreement was amended which eased the thresholds for our interest coverage and leverage ratios. With the amended financial covenants, we could incur additional indebtedness of approximately $45,000,000.

     We have $100,000,000 of Senior Notes (“Senior Notes”) issued in two series. Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and is due May 1, 2008, and Series B in the principal amount of $30,000,000 has an interest rate of 6.84% and is due May 1, 2010. Interest is payable semi-annually on May 1 and November 1.

     The above agreements have certain restrictive covenants including limitations on cash dividends, treasury stock purchases and capital expenditures and thresholds for interest coverage and leverage ratios. The amount of cash dividends and treasury stock purchases, other than in relation to stock option exercises, we may incur in each fiscal year is restricted to the greater of $3,500,000 or 50% of our consolidated net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year.

     We have $20,287,000 of 10.00% Subordinated Notes (“Subordinated Notes”) with the former owner of Romaco. The Subordinated Notes are due in 2006 and 2007 and interest is payable quarterly.

     We have $59,691,000 of 6.50% Convertible Subordinated Notes (“Convertible Subordinated Notes”). The Convertible Subordinated Notes are due on September 1, 2003, and bear interest at 6.50%, payable semi-annually on March 1 and September 1 and are convertible into common stock at a rate of $27.25 per share. Holders may convert at any time until maturity and we may call for redemption at any time until maturity at par. The Convertible Subordinated Notes and the Subordinated Notes are subordinated to all of our other indebtedness.

     Our other debt primarily consists of unsecured non-U.S. bank lines of credit with interest rates ranging from 4.00% to 8.00%.

     We have entered into an interest rate swap agreement. The interest rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our fixed rate debt to floating rate debt. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of underlying principal amounts. The mark-to-market values of both the fair value hedging instrument and the underlying debt obligation were equal and recorded as offsetting gains and losses in current period earnings. The fair value hedge qualifies for treatment under the short-cut method of measuring effectiveness. As a result, there is no impact on earnings due to hedge ineffectiveness. The interest rate swap agreement totals $30,000,000, expires in 2008 and allows us to receive an interest rate of 6.76% and pay an interest rate based on LIBOR.

     Aggregate principal payments of long-term debt, for the five years subsequent to August 31, 2002, are as follows:

(In thousands)

2003	$4,526
2004	65,138
2005	4,482
2006	7,453
2007	19,521
2008 and thereafter	107,326

Total	$208,446

NOTE 9 — RETIREMENT BENEFITS

We sponsor two defined contribution plans covering most U.S. salaried employees and certain U.S. hourly employees. Contributions are made to the plans based on a percentage of eligible amounts contributed by participating employees. We also sponsor several defined benefit plans covering all U.S. employees and certain non-U.S. employees. Benefits are based on years of service and employees’ compensation or stated amounts for each year of service. Our funding policy is consistent with the funding requirements of applicable regulations. At August 31, 2002 and 2001, pension investments included 311,700 shares of our common stock.

     In addition to pension benefits, we provide health care and life insurance benefits for certain of our retired U.S. employees. Our policy is to fund the cost of these benefits as claims are paid.

     Retirement and other post-retirement plan costs are as follows:

	Pension Benefits

	2002	2001	2000

		(In thousands)
Service cost	$4,031	$3,602	$3,547
Interest cost	7,870	7,278	7,165
Expected return on plan assets	(6,752)	(7,049)	(6,388)
Amortization of prior service cost	746	593	557
Amortization of transition obligation	(212)	(202)	(118)
Recognized net actuarial losses (gains)	67	(148)	(126)

Net periodic benefit cost	$5,750	$4,074	$4,637

Defined contribution cost	$1,077	$1,064	$950

	Other Benefits

	2002	2001	2000

		(In thousands)
Service cost	$297	$275	$220
Interest cost	1,694	1,650	1,533
Net amortization	609	521	330

Net periodic benefit cost	$2,600	$2,446	$2,083

     The funded status and amounts recorded in the balance sheet are as follows:

	Pension Benefits		Other Benefits

	2002	2001	2002	2001

	(In thousands)
Change in benefit obligation:
Beginning of year	$116,862	$112,560	$23,955	$21,123
Service cost	4,031	3,602	297	275
Interest cost	7,870	7,278	1,694	1,650
Plan amendments	2,128	439	0	0
Currency exchange rate impact	3,110	719	0	0
Actuarial losses	2,122	607	3,493	3,555
Curtailment	0	0	(1,438)	0
Benefit payments	(8,056)	(8,343)	(2,658)	(2,648)

End of year	$128,067	$116,862	$25,343	$23,955

Change in plan assets:
Beginning of year	$79,588	$85,822	$0	$0
Actual return	(6,276)	(5,007)	0	0
Company contributions	6,642	7,116	2,658	2,648
Benefit payments	(8,056)	(8,343)	(2,658)	(2,648)

End of year	$71,898	$79,588	$0	$0

Funded status	$(56,169)	$(37,274)	$(25,343)	$(23,955)
Unrecognized net actuarial losses	24,081	8,051	8,545	7,307
Unrecognized transition obligation	(656)	(817)	0	0
Unamortized prior service cost	3,946	2,564	2,384	2,540

Amount recognized	$(28,798)	$(27,476)	$(14,414)	$(14,108)

Recorded as follows:
Accrued expenses	$(5,216)	$(5,179)	$(2,000)	$(2,000)
Other long-term liabilities	(43,694)	(28,379)	(12,414)	(12,108)
Intangible assets	4,564	2,592	0	0
Accumulated other comprehensive loss	15,548	3,490	0	0

	$(28,798)	$(27,476)	$(14,414)	$(14,108)

Deferred tax liability on accumulated other comprehensive loss	$(4,892)	$(1,097)	$0	$0

     Pension plans with accumulated (“ABO”) and projected (“PBO”) benefit obligations in excess of plan assets:

	2002	2001

	(In thousands)
Accumulated benefit obligation	$123,275	$99,051
Projected benefit obligation	128,067	102,844
Plan assets	71,898	64,975

     In 2002 and 2001, $30,287,000 and $26,352,000, respectively, of the unfunded ABO and $31,837,000 and $27,670,000, respectively, of the unfunded PBO related to our pension plan for our German operation. Funding of pension obligations is not required in Germany.

     Actuarial weighted average assumptions used to determine plan costs and liabilities are as follows:

	Pension Benefits		Other Benefits

	2002	2001	2002	2001

Weighted average assumptions:
Discount rate	7.00%	7.00%	7.00%	7.00%
Expected return on plan assets	9.00	9.00	N/A	N/A
Rate of compensation increase	5.50	5.50	N/A	N/A
Health care cost increase	N/A	N/A	10.0%-5.0%	6.00%
Health care cost grading period	N/A	N/A	5 years	N/A

     The assumed health care trend rate has a significant effect on the amounts reported for health care benefits. A one percentage point change in assumed health care rate would have the following effects:

	Increase	Decrease

	(In thousands)
Service and interest cost	$86	$(82)
Postretirement benefit obligation	987	(941)

NOTE 10 — INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets and liabilities

	2002	2001

	(In thousands)
Assets:
Postretirement benefit obligations	$5,027	$5,474
Net operating loss carryforward	551	5,914
U.S. credit carryforward	2,236	1,385
Other liabilities	2,260	1,218
Inventory allowances	3,332	2,598
Warranty reserve	2,294	2,838
Insurance reserve	842	973
Pension benefits	6,275	2,000
Other items	527	1,166

	23,344	23,566
Less valuation allowance	1,271	893

	22,073	22,673

Liabilities:
Tax depreciation in excess of book depreciation	6,438	7,062
Goodwill and purchased asset basis differences	9,745	5,982
Other items	527	707

	16,710	13,751

Net deferred tax asset	$5,363	$8,922

     The valuation allowance was related to the credit carryforwards that begin to expire in fiscal 2003.

Expense

	2002	2001	2000

	(In thousands)
Current:
U.S. federal	$(6,751)	$2,727	$4,002
Non-U.S.	5,877	3,925	9,570
U.S. state	(664)	271	375

	(1,538)	6,923	13,947

Deferred:
U.S. federal	6,863	2,961	1,028
Non-U.S.	1,820	49	(4,558)
U.S. state	686	296	96

	9,369	3,306	(3,434)

	$7,831	$10,229	$10,513

Tax expense included in minority interest	$395	$599	$838

Non U.S. pretax income	$23,521	$11,270	$14,946

     A summary of the differences between the effective income tax rate attributable to operations and the statutory rate is as follows:

	2002	2001	2000

U.S. statutory rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of U.S. federal tax benefit	0.0	1.2	1.9
Foreign Sales Corporation/ETI	(1.5)	(4.2)	(1.5)
Non U.S. taxes	(0.8)	(0.1)	.5
Other items — net	0.8	1.2	(.9)

	33.5%	33.1%	35.0%

NOTE 11 — COMMON STOCK

We sponsor a long-term incentive stock plan to provide for the granting of stock based compensation to officers and other key employees. In addition, we sponsor stock option and stock compensation plans for non-employee directors. Under the plans, the stock option price per share may not be less than the fair market value per share as of the date of grant. For officers and other key employees, outstanding grants become exercisable over a three year period, while options for non-employee directors are immediately exercisable. Proceeds from the sale of stock issued under option arrangements are credited to common stock. We make no charges or credits against earnings with respect to these options.

    Summaries of amounts issued under the stock option plans are presented in the following tables.

Stock option activity

		Weighted-
	Stock	Average Option
	Options	Price Per Share

Outstanding at September 1, 1999	904,267	$21.11
Granted	192,800	21.04
Exercised	(21,500)	12.24
Canceled	(61,667)	25.76

Outstanding at August 31, 2000	1,013,900	19.22
Granted	147,000	27.68
Exercised	(130,266)	10.10
Canceled	(10,500)	26.30

Outstanding at August 31, 2001	1,020,134	23.12
Granted	222,500	25.12
Exercised	(167,500)	15.07
Canceled	(333)	20.88

Outstanding at August 31, 2002	1,074,801	24.78

Exercisable stock options at year-end
2000		669,933
2001		730,081
2002		860,363
Shares available for grant at year-end
2000		357,200
2001		210,200
2002		537,700

Components of outstanding stock options at August 31, 2002

		Weighted-
Range of		Average	Weighted-
Exercise	Number	Contract Life	Average
Price	Outstanding	in Years	Exercise Price

$7.75 - 17.50	101,500	4.20	$11.52
20.88 - 39.50	973,301	9.45	26.02

$7.75 - 39.50	1,074,801	8.96	$24.78

Components of exercisable stock options at August 31, 2002

Range of		Weighted-
Exercise	Number	Average
Price	Exercisable	Exercise Price

$7.75 - 17.50	101,500	$11.52
20.88 - 39.50	758,863	26.43

$7.75 - 39.50	860,363	$24.67

     We also sponsor a long-term incentive stock plan. Under this plan, selected participants receive performance units which convert into a variable number of restricted shares based on a three year measurement of how favorably the total return on our shares compares to the total shareholder return of the Russell 2000 Company Group (“Group”). The restricted shares earned range from 75% to 200% of the performance units awarded. The 75% threshold is earned when our return is at the 50th percentile of total shareholder return of the Group and 200% is earned when our return is at the 80th percentile or greater. No restricted shares are earned if our return is less than the median return of the Group. Restricted shares earned under the program are issued to the participants at the end of the three year measurement period and are subject to forfeit if the participant leaves our employment within the following two years. For the three year performance period ended August 31, 2002, no amounts were earned.

     For purposes of pro forma disclosure as required by SFAS No. 123, “Accounting for Stock Based Compensation,” the estimated fair value of options are amortized to expense over the options’ vesting period. Our pro forma information is as follows:

	2002	2001	2000

	(In thousands, except per share data)
Pro forma net income	$13,349	$19,084	$17,194
Pro forma net income per share:
Basic	1.08	1.73	1.57
Diluted	1.07	1.59	1.46

     Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if we had accounted for stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions:

	2002	2001	2000

Expected volatility of common stock	33.50%	33.20%	34.70%
Risk free interest rate	4.55	4.72	6.00
Dividend yield	.75	.75	.75
Expected life of option	6.90 yrs	6.90 yrs	6.90 yrs
Fair value at grant date	$15.80	$11.49	$10.49

     Option valuation models, such as the Black-Scholes model, were developed for use in estimating the fair value of traded options which have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, existing models do not provide a reliable single measure of the fair value of our stock options.

NOTE 12 — NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	2002	2001	2000

	(In thousands, except per share data)
Numerator:
Basic:
Net Income	$14,503	$19,631	$18,056
Effect of dilutive securities:
Convertible debt interest	2,328	2,328	2,438

Income attributable to diluted shares	$16,831	$21,959	$20,494

Denominator:
Basic:
Weighted average shares	12,379	11,050	10,946
Effect of dilutive securities:
Convertible debt	2,190	2,190	2,297
Dilutive options and restricted shares	119	225	173

Diluted	14,688	13,465	13,416

Net income per share:
Basic:	$1.17	$1.78	$1.65
Diluted:	$1.15	$1.63	$1.53

NOTE 13 — BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

As a result of the Romaco acquisition on August 31, 2001, during the first quarter of fiscal 2002 we reorganized resulting in our operations being aggregated into three reportable business segments: pharmaceutical, energy and industrial. The amounts presented for fiscal 2001 and 2000 have been restated to reflect this reorganization. Our pharmaceutical segment includes our Reactor Systems and Romaco businesses and is focused on the pharmaceutical and healthcare industries. Our Reactor Systems business designs, manufactures and markets primary processing equipment including glass-lined reactors and storage vessels. Our Romaco business designs, manufactures and markets secondary processing, dosing, filling, printing and security equipment. Our energy segment designs, manufactures and markets equipment and systems used in oil and gas exploration and recovery. Our equipment and systems include hydraulic drilling power sections, down-hole pumps and a broad line of ancillary equipment, such as rod guides, rod and tubing rotators, wellhead systems, pipeline closure products and valves. Our industrial segment is comprised of our Moyno, Chemineer and Edlon businesses, which design, manufacture and market products that are used in specialty chemical, wastewater treatment and a variety of other industrial applications. The primary products are progressing cavity pump products, mixing and turbine agitation equipment, and fluoropolymer-lined products and accessories.

     We evaluate performance and allocate resources based on Income before Interest and Taxes (“EBIT”). Identifiable assets by business segment include all assets directly identified with those operations. Corporate assets consist mostly of cash and intangible assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that we account for U.S. inventory on a FIFO basis at the segment level compared to a LIFO basis at the consolidated level.

     The following tables provide information about our reportable business segments.

	2002	2001		2000

	(In thousands)
Unaffiliated Customer Sales:
Pharmaceutical (1)	$319,412	$171,403		$181,891
Energy (2)	91,381	113,906		88,145
Industrial	115,580	140,593		136,678

Total	$526,373	$425,902		$406,714

Intersegment Sales:
Pharmaceutical (1)	$934	$883		$1,954
Energy (2)	0	0		0
Industrial	0	0		0
Corporate and Eliminations	(934)	(883)		(1,954)

Total	$0	$0		$0

Depreciation and Amortization:
Pharmaceutical (1)	$10,194	$7,563		$7,969
Energy (2)	5,534	7,260		7,005
Industrial	5,366	8,641		8,512
Corporate and Eliminations	949	884		884

Total	$22,043	$24,348		$24,370

EBIT:
Pharmaceutical (1)	$27,895	$17,349	(3)	$24,448	(3)
Energy (2)	18,773	26,078		16,130	(5)
Industrial	5,279	8,445	(4)	12,007
Corporate and Eliminations	(11,000)	(8,636	)(6)	(9,013)

Total	$40,947	$43,236		$43,572

Identifiable Assets:
Pharmaceutical (1)	$408,086	$352,167		$202,666
Energy (2)	131,374	142,674		135,278
Industrial	114,926	135,886		135,287
Corporate and Eliminations	28,306	29,533		22,448

Total	$682,692	$660,260		$495,679

Capital Expenditures:
Pharmaceutical (1)	$8,761	$7,652		$7,860
Energy (2)	682	5,805		4,660
Industrial	5,505	6,674		7,242
Corporate and Eliminations	164	69		80

Total	$15,112	$20,200		$19,842

     Information about our operations in different geographical regions is presented below. Our primary operations are in the U.S. and Europe. Sales are attributed to countries based on the location of the customer.

	2002	2001	2000

	(In thousands)
Sales (1) and (2):
United States	$209,713	$234,007	$211,329
Europe	219,949	93,358	101,548
Other North America	42,834	49,714	48,916
South America	20,230	11,699	13,508
Asia	33,647	37,124	31,413

	$526,373	$425,902	$406,714

Identifiable Assets (1):
United States	$299,943	$326,334	$310,798
Europe	292,987	233,191	106,060
Other North America	33,340	38,418	31,983
South America	4,338	6,861	4,077
Asia	24,058	25,923	20,313
Corporate	28,026	29,533	22,448

	$682,692	$660,260	$495,679

(1)	Includes the balance sheet of Romaco on the acquisition date of August 31, 2001 and their operations in fiscal 2002.

(2)	Includes the operations of acquisitions from the respective dates of their acquisition: Rodec — December 12, 2000 and ABI — June 12, 2001.

(3)	Fiscal 2001 included one-time costs of $244,000 related to our Global Reorganization Program. Fiscal 2000 included a $500,000 charge related to Universal Glasteel Equipment, Inc.

(4)	Fiscal 2001 included one-time costs of $2,148,000 related to our Global Reorganization Program.

(5)	Fiscal 2000 included charges of $409,000 for the closure of the Fairfield, California manufacturing facility, and a $918,000 gain on the sale of the Fairfield facility.

(6)	Fiscal 2001 included one-time costs of $100,000 for our Global Reorganization Program.

NOTE 14 — QUARTERLY DATA (UNAUDITED)

	2002 Quarters

	1st	2nd	3rd	4th	Total

	(In thousands, except per share data)
Sales	$139,387	$130,002	$124,812	$132,172	$526,373
Gross profit	46,944	43,522	41,393	41,905	173,764
EBIT	12,625	11,227	9,365	7,730	40,947
Income before income taxes and minority interest	8,572	6,661	4,456	3,693	23,382
Net income	5,441	4,170	2,696	2,196	14,503
Net income per share:
Basic	$0.46	$0.35	$0.23	$0.16	$1.17
Diluted	0.43	0.34	0.23	0.16	1.15
Weighted average common shares:
Basic	11,773	11,832	11,894	14,020	12,379
Diluted	14,120	14,115	14,203	16,275	14,688

	2001 Quarters

	1st	2nd	3rd(1)	4th(1)	Total

	(In thousands, except per share data)
Sales	$96,027	$104,244	$113,177	$112,454	$425,902
Gross profit	33,190	34,938	36,373	36,233	140,734
EBIT	10,229	10,504	9,854	12,649	43,236
Income before income taxes and minority interest	7,325	7,445	6,685	9,469	30,924
Net income	4,584	4,639	4,101	6,307	19,631
Net income per share:
Basic	$0.42	$0.42	$0.37	$0.57	$1.78
Diluted	0.39	0.39	0.35	0.51	1.63
Weighted average common shares:
Basic	10,973	11,014	11,090	11,116	11,050
Diluted	13,372	13,411	13,475	13,524	13,465

(1)	The third and fourth quarters of fiscal 2001 included one-time costs of $2,341,000 and $151,000, respectively, for our Global Reorganization Program.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on December 11, 2002, except for certain information concerning our executive officers which is set forth in Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on December 11, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on December 11, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on December 11, 2002.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a)	Based on a recent evaluation, which was performed within 90 days of the filing of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to August 31, 2002.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	FINANCIAL STATEMENTS

The following consolidated financial statements of Robbins & Myers, Inc. and its subsidiaries are at Item 8 hereof.

Consolidated Balance Sheet — August 31, 2002 and 2001.

Consolidated Income Statement - Years ended August 31, 2002, 2001, and 2000.

Consolidated Shareholders’ Equity Statement - Years ended August 31, 2002, 2001, and 2000.

Consolidated Cash Flow Statement - Years ended August 31, 2002, 2001, and 2000.

Notes to Consolidated Financial Statements.

(a)	(2)	FINANCIAL STATEMENT SCHEDULE

Schedule II	-	Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)	(3)	EXHIBITS. See INDEX to EXHIBITS.

(b)		REPORTS ON FORM 8-K. During the quarter ended August 31, 2002, we filed one report on Form 8-K. A report on Form 8-K was filed August 19, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Robbins & Myers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of November, 2002.

ROBBINS & MYERS, INC

BY /s/ Gerald L. Connelly Gerald L. Connelly President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Robbins & Myers, Inc. and in the capacities and on the date indicated:

NAME	TITLE	DATE

/s/ Gerald L. Connelly Gerald L. Connelly	Director, President and Chief Executive Officer	November 19, 2002

/s/ Kevin J. Brown Kevin J. Brown	Vice President and Chief Financial Officer (Principal Financial Officer)	November 19, 2002

/s/ Thomas J. Schockman Thomas J. Schockman	Corporate Controller (Principal Accounting Officer)	November 19, 2002

*Maynard H. Murch, IV *Robert J. Kegerreis *Thomas P. Loftis *William D. Manning *Jerome F. Tatar *John N. Taylor, Jr.	Chairman Of Board Director Director Director Director Director	November 19, 2002 November 19, 2002 November 19, 2002 November 19, 2002 November 19, 2002 November 19, 2002

     *The undersigned, by signing his name hereto, executes this Report on Form 10-K for the year ended August 31, 2002 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.

/s/ Gerald L. Connelly Gerald L. Connelly Their Attorney-in-fact

CERTIFICATIONS

I, Gerald L. Connelly, certify that:

1.	I have reviewed this annual report on Form 10-K of Robbins & Myers, Inc. (the “Registrant”)

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 19, 2002

/s/ Gerald L. Connelly Gerald L. Connelly President and Chief Executive Officer

CERTIFICATIONS

I, Kevin J. Brown, certify that:

1.	I have reviewed this annual report on Form 10-K of Robbins & Myers, Inc. (the “Registrant”).

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 19, 2002

/s/ Kevin J. Brown Kevin J. Brown Vice President, Finance and Chief Financial Officer

Report of Independent Auditors

Shareholders and Board of Directors
Robbins & Myers, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Robbins & Myers, Inc. and Subsidiaries as of August 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Robbins & Myers, Inc. and Subsidiaries at August 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Dayton, Ohio September 30, 2002

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C			COL. D		COL. E

		ADDITIONS

DESCRIPTION	Balance at Beginning	Charged to Costs	Charged to Other		Deductions -		Balance at End
	of Period	and Expenses	Accounts-Describe		Describe		of Period

Year Ended August 31, 2002:

Allowances and reserves deducted from assets:

Uncollectable accounts receivable	$3,332	$826	$0		$1,441	(1)	$2,717

Inventory obsolescence	19,065	2,314	6,094	(4)	6,598	(2)	20,875

Other reserves:

Warranty claims	10,176	2,219	0		2,990	(3)	9,405

Restructuring liabilities	155	(155)	0		0		0

Current & L-T insurance reserves	2,484	2,622	0		2,859	(7)	2,247

Year Ended August 31, 2001

Allowances and reserves deducted from assets:

Uncollectable accounts receivable	$1,726	$616	$1,840	(4)	$850	(1)	$3,332

Inventory obsolescence	9,065	2,112	11,229	(4)	3,341	(2)	19,065

Other reserves:

Warranty claims	8,332	1,800	2,000	(4)	1,956	(3)	10,176

Restructuring liabilities	836	0	(550)	(6)	131	(5)	155

Current & L-T insurance reserves	2,798	2,543	0		2,857	(7)	2,484

Year Ended August 31, 2000:

Allowances and reserves deducted from assets:

Uncollectable accounts receivable	$1,688	$498	$0		$460	(1)	$1,726

Inventory obsolescence	10,273	1,304	0		2,512	(2)	9,065

Other reserves:

Warranty claims	9,863	749	(450)	(8)	1,830	(3)	8,332

Restructuring liabilities	2,273	0	0		1,437	(5)	836

Current & L-T insurance reserves	2,355	2,007	0		1,564	(7)	2,798

Note (1) Represents accounts receivable written off against the reserve.

Note (2) Inventory items scrapped and written off against the reserve.

Note (3) Warranty cost incurred applied against the reserve.

Note (4) Amount due to acquisition of Romaco.

Note (5) Spending against restructing reserve.

Note (6) Reduction in liability due to lower estimated environmental costs.

Note (7) Spending against casualty reserve.

Note (8) Reduction of warranty accrual due to warranty claim settlement.

INDEX TO EXHIBITS

(2)	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION:

2.1	Stock Purchase Agreement, dated August 10, 2001, among Robbins & Myers Holdings, Inc. (as Buyer), Robbins & Myers, Inc. (as sole stockholder of Buyer), and Brian Fenwick-Smith (as Seller), as amended by Amendment No. 1 to Stock Purchase Agreement dated August 28, 2001, was filed as Exhibit 2.1 to our Report on Form 8-K dated September 17, 2001	*

(3)	ARTICLES OF INCORPORATION AND BY-LAWS:

3.1	Amended Articles of Incorporation of Robbins & Myers, Inc. were filed as Exhibit 3.1 to our Report on Form 10-Q for the quarter ended February 28, 1998	*

3.2	Code of Regulations of Robbins & Myers, Inc. was filed as Exhibit 3.2 to our Annual Report on Form 10-K for the year ended August 31, 2001	*

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

4.1	Indenture relating to $65,000,000 Convertible Subordinated Notes due 2003, with Star Bank, N.A. , as Trustee, dated September 1, 1996 was filed as Exhibit 4.1 to our Annual Report on Form 10-K for the year ended August 31, 1996	*

4.2	Second Amended and Restated Credit Agreement dated January 9, 2002 among Robbins & Myers, Inc., the Lenders name therein, Bank One, N.A. as Administrative Agent and Issuing Bank, Harris Trust and Savings Bank, as Co-Syndication Agent, Wachovia Bank, N.A., as Co-syndication Agent and Bank of Nova Scotia, as Documentation Agent and Issuing Bank was filed as Exhibit 4.1 to our Report on Form 10-Q for the Quarter Ended November 30, 2001	*

4.3	Amended No. 1 to Credit Agreement dated as of September 27, 2002 to the Second Amended and Restated Credit Agreement dated January 9, 2002 was filed as Exhibit 4.1 to our Report on Form 8-K dated October 2, 2002	*

4.4	Pledge and Security Agreement between Robbins & Myers, Inc. and Bank One, Dayton, N.A., dated November 26, 1996 was filed as Exhibit 4.3 to our Annual Report on Form 10-K for the year ended August 31, 1996	*

4.5	Form of $100 million senior note agreement dated May 1, 1998 was filed as Exhibit 4.1 to our Report on Form 10-Q for the quarter ended May 31, 1998	*

4.6	Robbins & Myers, Inc. 10.00% Subordinated Note Due 2006 in the principal amount of Euro 2,452,000, dated August 31, 2001	R

4.7	Robbins & Myers, Inc. 10.00% Subordinated Notes Due 2007 in the principal amount of Euro 18,190,662, dated February 28, 2002	R

(10)	MATERIAL CONTRACTS:

10.1	Robbins & Myers, Inc. Cash Balance Pension Plan (As Amended and Restated Effective as of October 1, 1999) was filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended August 31, 2001	*

10.2	Robbins & Myers, Inc. Employee Savings Plan as amended through August 31, 2000 was filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended August 31, 2000	*

10.3	Robbins & Myers, Inc. Executive Supplemental Retirement Plan adopted February 2000 and Amendment No. 1 to such Plan adopted August 2000 was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2000	*

10.4	Robbins & Myers, Inc. Executive Supplemental Pension Plan adopted July 2000 was filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended August 31, 2000	*

10.5	Form of Indemnification Agreement between Robbins & Myers, Inc., and each director was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2001	*

10.6	Robbins & Myers, Inc. 1994 Directors Stock Compensation Plan was filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended August 31, 2001	*

10.7	Robbins & Myers, Inc. 1994 Long-Term Incentive Stock Plan as amended was filed as Exhibit 10.11 to our Report on Form 10-K for the year ended August 31, 1996	*

10.8	Robbins & Myers, Inc. 1995 Stock Option Plan for Non-Employee Directors was filed as Exhibit 10.12 to our Report on Form 10-K for the year ended August 31, 1996	*

10.9	Robbins & Myers, Inc. Senior Executive Annual Cash Bonus Plan was filed as Exhibit 10.13 to our Report on Form 10-K for the year ended August 31, 1996	*

10.10	Salary Continuation Agreement between Robbins & Myers, Inc. and Gerald L. Connelly, dated February 19, 1999 was filed as Exhibit 10.1 to our Report on Form 10-Q for the Quarter Ended February 28, 1999	*

10.11	Robbins & Myers, Inc. 1999 Long-Term Incentive Stock Plan was filed as Exhibit 4.3 to our Registration Statement on Form S-8 (No. 333-35856)	*

(21)	SUBSIDIARIES OF THE REGISTRANT

	21.1 Subsidiaries of Robbins & Myers, Inc.	F

(23)	CONSENTS OF EXPERTS AND COUNSEL

23.1 Consent of Ernst & Young LLP	F

(24)	POWER OF ATTORNEY

24.1	Powers of Attorney of any person who signed this Report on Form 10-K on behalf of another pursuant to a Power of Attorney	F

(99)	OTHER EXHIBITS

99.1	Section 906 CEO Certification	F

99.2	Section 906 CFO Certification	F

“F”	Indicates Exhibit is being filed with this Report.

“*”	Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission.

“R”	Instrument with respect to indebtedness that does not exceed 10% of the Company’s total assets which is not being filed, but will be furnished to the Commission upon its request.