Form 10-Q
period 2002-11-30
ROBBINS & MYERS INC
filed 2003-01-08
CIK 84290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2002      File Number 0-288

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Common shares, without par value, outstanding as of November 30, 2002: 14,350,310

CONSOLIDATED CONDENSED BALANCE SHEET
CONSOLIDATED CONDENSED INCOME STATEMENT
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls And Procedures
Part II—Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS
EXHIBIT 99.1 Section 906 Certification of CEO
EXHIBIT 99.2 Section 906 Certification of CFO

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	November 30,	August 31,
	2002	2002

	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$14,161	$10,534

Accounts receivable	107,222	113,711

Inventories:

Finished products	30,108	29,000

Work in process	23,346	22,487

Raw materials	42,524	40,959

	95,978	92,446

Other current assets	11,684	12,318

Deferred taxes	14,102	14,071

Total Current Assets	243,147	243,080

Goodwill	280,339	271,948

Other Intangible Assets	17,529	17,604

Other Assets	6,793	6,201

Property, Plant and Equipment	268,490	261,926

Less accumulated depreciation	(123,190)	(118,067)

	145,300	143,859

	$693,108	$682,692

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$41,274	$41,964

Accrued expenses	77,147	83,871

Current portion of long-term debt	6,662	4,526

Total Current Liabilities	125,083	130,631

Long-Term Debt-Less Current Portion	214,092	203,920

Deferred Taxes	8,905	8,708

Other Long-Term Liabilities	72,562	70,863

Minority Interest	8,173	8,347

Shareholders’ Equity

Common stock	103,925	103,923

Retained earnings	177,830	176,627

Accumulated other comprehensive loss	(17,462)	(20,057)

	264,293	260,493

	$693,108	$682,692

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	November 30,

	2002	2001

Net sales	$124,828	$139,387

Cost of sales	83,280	92,443

Gross profit	41,548	46,944

SG&A expenses	33,966	33,761

Amortization expense	539	558

Income before interest and income taxes	7,043	12,625

Interest expense	3,858	4,053

Income before income taxes and minority interest	3,185	8,572

Income tax expense	1,067	2,872

Minority interest	128	259

Net income	$1,990	$5,441

Net income per share:

Basic	$0.14	$0.46

Diluted	$0.14	$0.43

Dividends per share:

Declared	$0.055	$0.055

Paid	$0.055	$0.055

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	November 30,

	2002	2001

Operating Activities:

Net income	$1,990	$5,441

Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:

Depreciation	5,049	5,390

Amortization	539	558

Performance stock awards	0	63

Changes in operating assets and liabilities:

Accounts receivable	7,978	915

Inventories	(2,292)	(1,752)

Accounts payable	(1,096)	1,631

Accrued expenses	(5,925)	(6,348)

Other	1,127	(2,700)

Net Cash and Cash Equivalents Provided by Operating Activities	7,370	3,198

Investing Activities:

Capital expenditures, net of nominal disposals	(2,913)	(2,802)

Purchase of Tarby	(11,926)	0

Romaco acquisition costs	0	(2,596)

Net Cash and Cash Equivalents Used by Investing Activities	(14,839)	(5,398)

Financing Activities:

Proceeds from debt borrowings	28,099	29,173

Payments of long-term debt	(16,216)	(31,787)

Proceeds from sale of common stock	0	1,436

Dividends paid	(787)	(647)

Net Cash and Cash Equivalents Provided (Used) by Financing Activities	11,096	(1,825)

Increase (Decrease) in Cash and Cash Equivalents	3,627	(4,025)

Cash and Cash Equivalents at Beginning of Period	10,534	16,122

Cash and Cash Equivalents at End of Period	$14,161	$12,097

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 2002
(Unaudited)

NOTE 1 — Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“we,” “our”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of November 30, 2002, and August 31, 2002, and the results of our operations and cash flows for the three month periods ended November 30, 2002 and 2001. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

NOTE 2 — Acquisition
On November 15, 2002, we purchased the stock of Tarby, Inc. (“Tarby”) for $11,926,000. Tarby is a manufacturer and marketer of progressing cavity pumps and components for the general industrial and municipal wastewater markets with annual sales of approximately $6,000,000.

NOTE 3 — Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three month period ended November 30, 2002, by operating segment, are as follows:

	Pharmaceutical	Energy	Industrial
	Segment	Segment	Segment	Total

	(In thousands)
Balance as of September 1, 2002	$161,138	$68,098	$42,712	$271,948

Goodwill acquired during the period	0	0	7,866	7,866

Translation adjustments and other	636	(43)	(68)	525

Balance as of November 30, 2002	$161,774	$68,055	$50,510	$280,339

Information regarding our other intangible assets is as follows:

	As of November 30, 2002			As of August 31, 2002

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

			(In thousands)
Patents and Trademarks	$7,260	$1,276	$5,984	$7,260	$1,103	$6,157

Non-compete Agreements	10,752	7,949	2,803	10,752	7,823	2,929

Financing Costs	7,092	3,583	3,509	6,668	3,363	3,305

Pension Intangible	4,564	0	4,564	4,564	0	4,564

Other	2,078	1,409	669	2,038	1,389	649

Total	$31,746	$14,217	$17,529	$31,282	$13,678	$17,604

NOTE 4 — Net Income per Share

	Three Months Ended
	November 30,

	2002	2001

	(In thousands, except per share
	amounts)
Numerator:

Basic:

Net income	$1,990	$5,441

Effect of dilutive securities:

Convertible debt interest	582	582

Income attributable to diluted shares	$2,572	$6,023

Denominator:

Basic:

Weighted average shares	14,344	11,773

Effect of dilutive securities:

Convertible debt	2,191	2,191

Dilutive options and restricted shares	33	156

Diluted shares	16,568	14,120

Basic net income per share	$0.14	$0.46

Diluted net income per share — reported (a)	$0.14	$0.43

Diluted net income per share — computed (a)	$0.16	$0.43

(a)  For the three month period ended November 30, 2002, the computed diluted net income per share is $0.16. However, diluted net income per share may not exceed basic net income per share. Therefore, the reported diluted net income per share is $0.14.

NOTE 5 — Long-Term Debt

November 30, 2002

(In thousands)
Senior debt:

Revolving credit loan	$20,997

Senior notes	100,000

Other	19,630

10.00% subordinated notes	20,436

6.50% Convertible subordinated notes	59,691

Total debt	220,754

Less current portion	6,662

$214,092

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $126,123,000. All outstanding amounts under the Agreement are due and payable on January 9, 2005. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. At November 30, 2002, the weighted average interest rate for all amounts outstanding was 4.07%. Indebtedness under the Agreement is unsecured, except for guarantees by our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries.

We have $100,000,000 of Senior Notes (“Senior Notes”) issued in two series. Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and is due May 1, 2008, and Series B in the principal amount of $30,000,000 has an interest rate of 6.84% and is due May 1, 2010. Interest is payable semi-annually on May 1 and November 1.

The above agreements have certain restrictive covenants including limitations on cash dividends, treasury stock purchases and capital expenditures, and minimum requirements for interest coverage and leverage ratios. The amount of cash dividends and treasury stock purchases, other than in relation to stock option exercises, we may incur in each fiscal year is restricted to the greater of $3,500,000 or 50% of our consolidated net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year. Under this Agreement and other lines of credit, we could incur additional indebtedness of approximately $25,000,000 based on our covenant position.

Our other debt primarily consists of unsecured non-U.S. bank lines of credit with interest rates ranging from 4.00% to 8.00%.

We have $20,436,000 of 10.00% Subordinated Notes (“Subordinated Notes”) with the former owner of Romaco. The Subordinated Notes are due in 2006 and 2007 and interest is payable quarterly.

We have $59,691,000 of 6.50% Convertible Subordinated Notes Due 2003 (“Convertible Subordinated Notes”). The Convertible Subordinated Notes are due on September 1, 2003, and bear interest at 6.50%, payable semi-annually on March 1 and September 1 and are convertible into common stock at a rate of $27.25 per share. Holders may convert at any time until maturity and we may call for redemption at any time until maturity at par.

Subsequent to November 30, 2002, we made an offer to the current holders of the Convertible Subordinated Notes to exchange up to $40,000,000 of the Convertible Subordinated Notes for new Convertible Subordinated Notes that bear interest at 8.00%, are due on January 31, 2008, and are convertible into common stock at a rate of $22.50 per share.

The Convertible Subordinated Notes and the Subordinated Notes are subordinated to all of our other indebtedness.

We have entered into an interest rate swap agreement. The interest rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our fixed rate debt to floating rate debt. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of underlying principal amounts. The fair value hedge qualifies for treatment under the short cut method of measuring effectiveness. As a result, there is no impact on earnings due to hedge ineffectiveness. The interest rate swap agreement totals $30,000,000, expires in 2008 and allows us to receive an interest rate of 6.76% and pay an interest rate based on LIBOR.

NOTE 6 — Income Taxes
The estimated annual effective tax rate was 33.5% for the three month periods ended November 30, 2002 and 2001.

NOTE 7 — Comprehensive Income

	Three Months Ended
	November 30,

	2002	2001

	(In thousands)
Net income	$1,990	$5,441

Other comprehensive income:

Foreign currency translation	2,610	(2,246)

Comprehensive income	$4,600	$3,195

NOTE 8 — Business Segments
Sales and Income before Interest and Taxes (“EBIT”) by operating segment is presented in the following table.

	Three Months Ended
	November 30,

	2002	2001

	(In thousands)
Unaffiliated customer sales:

Pharmaceutical	$74,946	$83,205

Industrial	27,843	32,443

Energy	22,039	23,739

Total	$124,828	$139,387

EBIT:

Pharmaceutical	$3,722	$8,197

Industrial	1,816	2,270

Energy	4,513	4,812

Corporate and eliminations	(3,008)	(2,654)

Total	$7,043	$12,625

Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following tables present the components of our consolidated income statement and segment information for the first three month periods of fiscal 2003 and 2002.

	Three Months Ended
	November 30,

	2002	2001

Net sales	100.0%	100.0%

Cost of sales	66.7	66.3

Gross profit	33.3	33.7

SG&A expenses	27.2	24.2

Amortization	0.5	0.4

EBIT	5.6%	9.1%

	Three Months Ended
	November 30,

	2002	2001

	(In thousands)
Segment

Pharmaceutical:

Sales	$74,946	$83,205

EBIT	3,722	8,197

EBIT%	5.0%	9.9%

Industrial:

Sales	$27,843	$32,443

EBIT	1,816	2,270

EBIT%	6.5%	7.0%

Energy:

Sales	$22,039	$23,739

EBIT	4,513	4,812

EBIT%	20.5%	20.3%

Three months ended November 30, 2002

     Net sales for the first quarter of fiscal 2003 were $124.8 million compared with $139.4 million in the first quarter of fiscal 2002.

     The Pharmaceutical segment had sales of $74.9 million in the first quarter of fiscal 2003 compared with $83.2 million in the first quarter of fiscal 2002. The change in exchange rates, primarily the strengthening of the Euro, increased the first quarter of fiscal 2003 sales by $5.1 million compared with the first quarter of fiscal 2002. The sales decline was due to the weak specialty chemical market and slow industrial economy in the U.S. Orders for this segment increased from $74.4 million in the first quarter of fiscal 2002 to $75.0 million in the first quarter of fiscal 2003. Backlog in this segment was $100.7 million at the end of the first quarter of fiscal 2003 compared with $100.8 million at August 31, 2002.

     The Industrial segment had sales of $27.8 million in the first quarter of fiscal 2003 compared with $32.4 million in the first quarter of fiscal 2002. The decline in sales was across all of our businesses in this segment and was again due to the weak specialty chemical market as well as the slow industrial economy in the U.S. Incoming orders in this segment were $30.5 million in the first quarter of fiscal 2003 compared with $27.5 million in the first quarter of fiscal 2002. Backlog in this segment increased to $24.0 million at the end of the first quarter of fiscal 2003 from $21.6 million at August 31, 2002.

     The Energy segment had sales of $22.0 million in the first quarter of fiscal 2003 compared with $23.7 million in the first quarter of fiscal 2002, a decrease of $1.7 million or 7.2%. Crude oil and natural gas drilling activity remain at cyclical lows due to the current inventory levels. Incoming orders in this segment were $22.2 million in the first quarter of fiscal 2003, compared with $21.9 million in the first quarter of fiscal 2002. Backlog increased to $3.5 million at the end of the first quarter of fiscal 2003 from $3.3 million at August 31, 2002.

     EBIT for the first quarter of fiscal 2003 was $7.0 million compared with $12.6 million in the first quarter of fiscal 2002.

     The Pharmaceutical segment had EBIT of $3.7 million in the first quarter of fiscal 2003 compared with $8.2 million in the first quarter of fiscal 2002. The decrease in EBIT was due to lower sales volumes and lower prices in our Reactor Systems’ European operations.

     The Industrial segment had EBIT of $1.8 million in the first quarter of fiscal 2003 compared with $2.3 million in the first quarter of fiscal 2002, a reduction of $0.5 million. We have reduced our operating expenses in this segment and therefore the reduction in EBIT is only $0.5 million on a sales decline of $4.6 million.

     The Energy segment had EBIT of $4.5 million in the first quarter of fiscal 2003 compared with $4.8 million in the first quarter of fiscal 2002, a decrease of $0.3 million or 6.3%. The aforementioned decline in Energy segment sales caused the reduction in EBIT.

     Interest expense decreased from $4.1 million in the first quarter of fiscal 2002 to $3.9 million in the first quarter of fiscal 2003. This was due primarily to lower average debt levels.

     The effective tax rate was 33.5% in fiscal 2003 and fiscal 2002.

     The overall decline in net income and diluted net income per share in the first quarter of fiscal 2003 was due to lower EBIT as a result of lower sales volumes.

Liquidity and Capital Resources

     Cash uses in the first three months of fiscal 2003 were $5.1 million in semi-annual interest payments due on our Senior Notes and Convertible Subordinated Notes, $0.5 million for variable pay plans (both included in accrued expenses), $2.9 million for capital expenditures and $11.9 million for the purchase of Tarby. Cash generated from operations and borrowings under our revolving line of credit funded these cash uses.

     Cash uses in the first three months of fiscal 2002 were $5.3 million in semi-annual interest payments due on our Senior Notes and Convertible Subordinated Notes, $2.8 for variable pay plans, $2.0 million in income tax payments (all included in accrued expenses), $2.8 million for capital expenditures, and $2.6 million in acquisition costs related to the Romaco acquisition. Cash generated from operations funded these cash uses.

     We expect operating cash flow to be adequate for the remainder of fiscal year 2003 operating needs, scheduled debt service and shareholder dividend requirements. The major cash requirement for the remainder of fiscal 2003 is planned capital expenditures of approximately $12.0 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

     We have $59.7 million of Convertible Subordinated Notes that are due on September 1, 2003 (fiscal year 2004). We have made an offer to the current holders of the Convertible Subordinated Notes to exchange up to $40.0 million of these notes for new convertible subordinated notes. For any Convertible Subordinated Notes not exchanged, we can use capacity under our Bank Credit Agreement to repay these notes, because utilizing borrowings under our Bank Credit Agreement would not create additional debt and therefore not impact our position with regard to debt covenants.

Market Risk

     In its normal operations we have market risk exposure to foreign currency exchange rates and interest rates. During fiscal 2003 there has been no significant change in our exposure to these risks.

Forward-looking Statements

     In addition to historical information, this report contains forward-looking statements identified by use of words such as “expects,” “anticipates,” “estimates,” and similar expressions. These statements reflect our expectations at the time this report was issued. Actual events and results may differ materially from those described in the forward-looking statements. Among the factors that could cause material differences are significant changes in capital expenditures in the specialty chemical and pharmaceutical industries, a major change in oil and natural gas prices, foreign exchange rate fluctuations, continued availability of acceptable acquisition candidates, access to capital and financing and general economic conditions that can affect demand in the process industries. We undertake no obligation to update or revise any forward-looking statement.

Item 4. Controls And Procedures

(a)	Based on a recent evaluation, which was performed within 90 days of the filing of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to November 30, 2002.

Part II—Other Information

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – see INDEX TO EXHIBITS

b)	Reports on Form 8-K. During the quarter ended November 30, 2002, we filed an 8-K on October 2, 2002 to announce an amendment to the terms of our revolving credit agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.

DATE:	January 8, 2003	BY	/s/ Kevin J. Brown Kevin J. Brown Vice President and Chief Financial Officer (Principal Financial Officer)

DATE:	January 8, 2003	BY	/s/ Thomas J. Schockman Thomas J. Schockman Corporate Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Gerald L. Connelly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Robbins & Myers, Inc. (the “Registrant”).

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	January 8, 2003

/s/ Gerald L. Connelly Gerald L. Connelly President and Chief Executive Officer

CERTIFICATIONS

I, Kevin J. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Robbins & Myers, Inc. (the “Registrant”).

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	January 8, 2003

/s/ Kevin J. Brown Kevin J. Brown Vice President and Chief Financial Officer

INDEX TO EXHIBITS

(99)  OTHER EXHIBITS

99.1	Certification of Chief Executive Officer of Robbins & Myers, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer of Robbins & Myers, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002