Form 10-Q
period 2003-02-28
ROBBINS & MYERS INC
filed 2003-04-11
CIK 84290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2003 File Number 0-288

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO

Common shares, without par value, outstanding as of February 28, 2003: 14,363,672

CONSOLIDATED CONDENSED BALANCE SHEET
CONSOLIDATED CONDENSED INCOME STATEMENT
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
Part II—Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
INDEX TO EXHIBITS
EX-99.1 CEO 906 Certification
EX-99.2 CFO 906 Certification

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	February 28,	August 31,
	2003	2002

	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$11,062	$10,534

Accounts receivable	113,085	113,711

Inventories:

Finished products	26,531	29,000

Work in process	31,324	22,487

Raw materials	40,104	40,959

	97,959	92,446

Other current assets	10,335	12,318

Deferred taxes	14,465	14,071

Total Current Assets	246,906	243,080

Goodwill	290,300	271,948

Other Intangible Assets	17,715	17,604

Other Assets	6,990	6,201

Property, Plant and Equipment	274,348	261,926

Less accumulated depreciation	(129,179)	(118,067)

	145,169	143,859

	$707,080	$682,692

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$44,502	$41,964

Accrued expenses	78,722	83,871

Current portion of long-term debt	6,777	4,526

Total Current Liabilities	130,001	130,631

Long-Term Debt—Less Current Portion	208,905	203,920

Deferred Taxes	8,717	8,708

Other Long-Term Liabilities	73,225	70,863

Minority Interest	8,576	8,347

Shareholders’ Equity

Common stock	104,120	103,923

Retained earnings	180,091	176,627

Accumulated other comprehensive loss	(6,555)	(20,057)

	277,656	260,493

	$707,080	$682,692

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

Net sales	$134,155	$130,002	$258,983	$269,389

Cost of sales	88,908	86,480	172,188	178,923

Gross profit	45,247	43,522	86,795	90,466

SG&A expenses	35,826	31,672	69,792	65,433

Amortization expense	571	623	1,110	1,181

Other	0	0	0	0

Income before interest and income taxes	8,850	11,227	15,893	23,852

Interest expense	3,852	4,566	7,710	8,619

Income before income taxes and minority interest	4,998	6,661	8,183	15,233

Income tax expense	1,675	2,228	2,742	5,100

Minority interest	280	263	408	522

Net income	$3,043	$4,170	$5,033	$9,611

Net income per share:

Basic	$0.21	$0.35	$0.35	$0.81

Diluted	$0.21	$0.34	$0.35	$0.76

Dividends per share:

Declared	$0.055	$0.055	$0.110	$0.110

Paid	$0.055	$0.055	$0.110	$0.110

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	February 28,

	2003	2002

Operating Activities:

Net income	$5,033	$9,611

Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:

Depreciation	10,137	10,441

Amortization	1,110	1,181

Deferred taxes	156	(571)

Performance stock awards	0	125

Changes in operating assets and liabilities:

Accounts receivable	7,369	4,144

Inventories	(96)	8,851

Accounts payable	152	(4,692)

Accrued expenses	(9,242)	(12,287)

Other	821	(1,491)

Net Cash and Cash Equivalents Provided by Operating Activities	15,440	15,312

Investing Activities:

Capital expenditures, net of nominal disposals	(3,006)	(9,625)

Purchase of Tarby	(12,478)	0

Proceeds from sale of equipment	0	4,200

Amended credit agreement fees	0	(1,871)

Romaco earnout payment and acquisition costs	0	(18,919)

Net Cash and Cash Equivalents Used by Investing Activities	(15,484)	(26,215)

Financing Activities:

Proceeds from debt borrowings	31,677	42,362

Payments of long-term debt	(29,733)	(37,637)

Proceeds from sale of common stock	197	1,660

Dividends paid	(1,569)	(1,297)

Net Cash and Cash Equivalents Provided by Financing Activities	572	5,088

Increase (Decrease) in Cash and Cash Equivalents	528	(5,815)

Cash and Cash Equivalents at Beginning of Period	10,534	16,122

Cash and Cash Equivalents at End of Period	$11,062	$10,307

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
February 28, 2003
(Unaudited)

NOTE 1—Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“we” “our”) contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition as of February 28, 2003, and August 31, 2002, the results of our operations for the three and six month periods ended February 28, 2003 and 2002, and our cash flows for the six month periods ended February 28, 2003 and 2002. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

NOTE 2—Acquisition
On November 15, 2002, we purchased the stock of Tarby, Inc. (“Tarby”) for $12,478,000. Tarby is a manufacturer and marketer of progressing cavity pumps and components for the general industrial and municipal wastewater markets with annual sales of approximately $6,000,000.

NOTE 3—Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six month period ended February 28, 2003, by operating segment, are as follows:

	Pharmaceutical	Energy	Industrial
	Segment	Segment	Segment	Total

		(In thousands)
Balance as of September 1, 2002	$161,138	$68,098	$42,712	$271,948

Goodwill acquired during the period	0	0	8,384	8,384

Translation adjustments and other	9,140	577	251	9,968

Balance as of February 28, 2003	$170,278	$68,675	$51,347	$290,300

Information regarding our other intangible assets is as follows:

	As of February 28, 2003			As of August 31, 2002

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

			(In thousands)
Patents and Trademarks	$7,843	$1,451	$6,392	$7,260	$1,103	$6,157

Non- compete Agreements	10,752	8,074	2,678	10,752	7,823	2,929

Financing Costs	7,266	3,834	3,432	6,668	3,363	3,305

Pension Intangible	4,564	0	4,564	4,564	0	4,564

Other	2,078	1,429	649	2,038	1,389	649

Total	$32,503	$14,788	$17,715	$31,282	$13,678	$17,604

NOTE 4—Net Income per Share

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Numerator:

Basic:

Net income	$3,043	$4,170	$5,033	$9,611

Effect of dilutive securities:

Convertible debt interest	601	582	1,183	1,164

Income attributable to diluted shares	$3,644	$4,752	$6,216	$10,775

Denominator:

Basic:

Weighted average shares	14,358	11,832	14,351	11,802

Effect of dilutive securities:

Convertible debt	2,256	2,191	2,223	2,191

Dilutive options and restricted shares	29	92	30	121

Diluted shares	16,643	14,115	16,604	14,114

Basic net income per share	$0.21	$0.35	$0.35	$0.81

Diluted net income per share-reported (a)	$0.21	$0.34	$0.35	$0.76

Diluted net income per share-computed (a)	$0.22	$0.34	$0.37	$0.76

(a)	For the three and six month periods ended February 28, 2003, the computed diluted net income per share is $0.22 and $0.37, respectively. However diluted net income per share may not exceed basic net income per share. Therefore the reported diluted net income per share for the three and six month periods ended February 28, 2003 are $0.21and $0.35, respectively.

NOTE 5—Product Warranties

Warranty obligations are contingent upon product failure rates, material required for the repairs and service delivery costs. We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.

Changes in our product warranty liability during the period are as follows:

	Six Months Ended
	February 28,

	2003	2002

	(In thousands)
Balance at beginning of the period	$9,405	$10,176

Warranties issued during the period	1,295	1,135

Settlements made during the period	(1,022)	(1,495)

Changes in liability for pre-existing warranties during the period, including expirations	(36)	(65)

Balance at end of the period	$9,642	$9,751

NOTE 6—Long-Term Debt

February 28, 2003

(In thousands)
Senior debt:

Revolving credit loan	$14,445

Senior notes	100,000

Other	19,252

10.00% subordinated notes	22,294

8.00% Convertible subordinated notes	40,000

6.50% Convertible subordinated notes	19,691

Total debt	215,682

Less current portion	6,777

$208,905

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $126,123,000. All outstanding amounts under the Agreement are due and payable on January 9, 2005. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. At February 28, 2003 the weighted average interest rate for all amounts outstanding was 3.18%. Indebtedness under the Agreement is unsecured, except for guarantees by our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries.

We have $100,000,000 of Senior Notes (“Senior Notes”) issued in two series. Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and is due May 1, 2008, and Series B in the principal amount of $30,000,000 has an interest rate of 6.84% and is due May 1, 2010. Interest is payable semi-annually on May 1 and November 1.

The above agreements have certain restrictive covenants including limitations on cash dividends, treasury stock purchases and capital expenditures, and minimum requirements for interest coverage and leverage ratios. The amount of cash dividends and treasury stock purchases, other than in relation to stock option exercises, we may incur in each fiscal year is restricted to the greater of $3,500,000 or 50% of our consolidated net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year. Under this Agreement and other lines of credit, we could incur additional indebtedness of approximately $10,000,000 based on our covenant position.

Our other debt primarily consists of unsecured non-U.S. bank lines of credit with interest rates ranging from 4.00% to 8.00%.

We have $22,294,000 of 10.00% Subordinated Notes (“Subordinated Notes”) with the former owner of Romaco. The Subordinated Notes are due in 2006 and 2007 and interest is payable quarterly.

We have $40,000,000 of 8.00% Convertible Subordinated Notes Due 2008 (“8.00% Convertible Subordinated Notes”). The 8.00% Convertible Subordinated Notes are due on January 31, 2008, bear interest at 8.00%, payable semi-annually on March 1 and September 1 and are convertible into common stock at a rate of $22.50 per share. Holders may convert at any time until maturity. The 8.00% Convertible Subordinated Notes are redeemable at our option at any time on or after March 1, 2004, at a redemption price (a) prior to or on March 1, 2005, equal to 102% of the principal amount, and (b) after March 1, 2005, equal to 100% of the principal amount.

We have $19,691,000 of 6.50% Convertible Subordinated Notes Due 2003 (“6.50% Convertible Subordinated Notes”). The 6.50% Convertible Subordinated Notes are due on September 1, 2003, bear interest at 6.50%, payable semi-annually on March 1 and September 1 and are convertible into common stock at a rate of $27.25 per share. On March 14, 2003, we announced a call for redemption of the 6.50%

Convertible Subordinated Notes. The redemption price is 100% of the principal amount and the redemption date is April 16, 2003. We will use proceeds from our revolving credit loan to pay for the redemption.

The 8.00% Convertible Subordinated Notes, 6.50% Convertible Subordinated Notes and the Subordinated Notes are subordinated to all of our other indebtedness.

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

NOTE 7—Income Taxes
The estimated annual effective tax rate was 33.5% for the three and six month periods of fiscal 2003 and fiscal 2002.

NOTE 8—Comprehensive Income

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

		(In thousands)
Net income	$3,043	$4,170	$5,033	$9,611

Other comprehensive income:

Foreign currency translation	10,892	(1,962)	13,502	(4,208)

Comprehensive income	$13,935	$2,208	$18,535	$5,403

NOTE 9—Business Segments
Sales and Income before Interest and Taxes (“EBIT”) by operating segment are presented in the following table.

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

		(In thousands)
Unaffiliated customer sales:

Pharmaceutical	$80,362	$79,578	$155,308	$162,783

Industrial	30,464	27,727	58,307	60,170

Energy	23,329	22,697	45,368	46,436

Total	$134,155	$130,002	$258,983	$269,389

EBIT:

Pharmaceutical	$4,391	$9,156	$8,113	$17,353

Industrial	2,354	463	4,170	2,733

Energy	5,009	4,278	9,522	9,090

Corporate and eliminations	(2,904)	(2,670)	(5,912)	(5,324)

Total	$8,850	$11,227	$15,893	$23,852

Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following tables present the components of our consolidated income statement and segment information for the three and six month periods of fiscal 2003 and 2002.

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	66.3	66.5	66.5	66.4

Gross profit	33.7	33.5	33.5	33.6

SG&A expenses	26.7	24.4	27.0	24.3

Amortization	0.4	0.5	0.4	0.4

Other	0.0	0.0	0.0	0.0

EBIT	6.6%	8.6%	6.1%	8.9%

	Three Months Ended		Six Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

	(In thousands)
Segment

Pharmaceutical:

Sales	$80,362	$79,578	$155,308	$162,783

EBIT	4,391	9,156	8,113	17,353

EBIT %	5.5%	11.5%	5.2%	10.7%

Industrial:

Sales	$30,464	$27,727	$58,307	$60,170

EBIT	2,354	463	4,170	2,733

EBIT %	7.7%	1.7%	7.2%	4.5%

Energy:

Sales	$23,329	$22,697	$45,368	$46,436

EBIT	5,009	4,278	9,522	9,090

EBIT %	21.5%	18.8%	21.0%	19.6%

Three months ended February 28, 2003

     Net sales for the second quarter of fiscal 2003 were $134.2 million compared with $130.0 million in the second quarter of fiscal 2002.

     The Pharmaceutical segment had sales of $80.4 million in the second quarter of fiscal 2003 compared with $79.6 million in the second quarter of fiscal 2002. The change in exchange rates, primarily the strengthening of the Euro, increased the second quarter of fiscal 2003 sales by $10.2 million compared with the second quarter of fiscal 2002. Excluding the impact of exchange rates, the second quarter of fiscal 2003 sales declined by $9.4 million, or 11.8%. This decline in sales follows the low order intake in fiscal 2002 due to the weak specialty chemical market and slow industrial economy in the U.S., the overall slowing of the European economies and price pressures in Europe for glass-lined vessel business. Orders for this segment increased from $67.8 million in the second quarter of fiscal 2002 to $99.5 million in the second quarter of fiscal 2003. The change in exchange rates increased the second quarter of fiscal 2003 orders by $20.2 million. Excluding the impact of exchange rates, the second quarter of fiscal 2003 orders increased by $11.5 million, or 17.0%. The increase in orders was in both the Romaco and Reactor Systems businesses. Backlog in this segment increased to $119.8 million at the end of the second quarter of fiscal 2003 from $100.8 million at August 31, 2002.

     The Industrial segment had sales of $30.5 million in the second quarter of fiscal 2003 compared with $27.7 million in the second quarter of fiscal 2002. The increase in sales is primarily in our Industrial Pumps product platform from municipal waste water treatment projects. Incoming orders in this segment were $31.0 million in the second quarter of fiscal 2003 compared with $27.1 million in the second quarter of fiscal 2002. The increased orders of $3.9 million, or 14.4%, were due to the acquisition of Tarby and increased order activity in Asia. Backlog in this segment increased to $24.5 million at the end of the second quarter of fiscal 2003 from $21.6 million at August 31, 2002.

     The Energy segment had sales of $23.3 million in the second quarter of fiscal 2003 compared with $22.7 million in the second quarter of fiscal 2002, an increase of $0.6 million or 2.6%. The overall level of crude oil and natural gas exploration and production activities remains stagnant. Incoming orders in this segment increased slightly to $23.1 million in the second quarter of fiscal 2003, compared with $22.2 million in the second quarter of fiscal 2002. Backlog decreased marginally to $3.2 million at the end of the second quarter of fiscal 2003 from $3.3 million at August 31, 2002.

     EBIT for the second quarter of fiscal 2003 was $8.9 million compared with $11.2 million in the second quarter of fiscal 2002.

     The Pharmaceutical segment had EBIT of $4.4 million in the second quarter of fiscal 2003 compared to $9.2 million in the second quarter of fiscal 2002. The decline in EBIT is due to the aforementioned decline in sales after considering the impact of exchange rates, and the lower selling prices in Europe due to intense competition for glass-lined vessel business.

     The Industrial segment had EBIT of $2.4 million in the second quarter of fiscal 2003 compared with $.4 million in the second quarter of fiscal 2002, an increase of $2.0 million. The increase is due to higher sales volumes and cost reduction programs implemented in fiscal 2002.

     The Energy segment had EBIT of $5.0 million in the second quarter of fiscal 2003 compared with $4.3 million in the second quarter of fiscal 2002, an increase of $.7 million or 16.2%. The Energy segment EBIT has increased $.7 million while sales have increased $.6 million. The larger increase in EBIT is again attributed to cost reduction programs that were implemented in fiscal 2002 in response to lower sales volumes.

     Interest expense decreased from $4.6 million in the second quarter of fiscal 2002 to $3.9 million in the second quarter of fiscal 2003. This was due to lower average debt levels and lower interest rates on our variable rate debt.

     The effective tax rate is 33.5% in fiscal 2003 and fiscal 2002.

Six months ended February 28, 2003

     Net sales for the six months ended February 28, 2003 were $259.0 million compared with $269.4 million for the same period of the prior year.

     The Pharmaceutical segment had sales of $155.3 million for the six month period ended February 28, 2003 compared with $162.8 million for the same period of fiscal 2002. The change in exchange rates increased the year to date fiscal 2003 sales by $15.3 million compared with the year to date sales of fiscal 2002. Excluding the impact of exchange rates, sales for the first six months of fiscal 2003 declined by $22.8 million, or 14.0%, compared to the first six months of fiscal 2002. This decline in sales follows the low order intake in fiscal 2002 due to the weak specialty chemical market and slow industrial economy in the U.S., the overall slowing of the European economies and price pressures in Europe for glass-lined vessel business. However, year to date orders for this segment increased from $142.2 million in fiscal 2002 to $174.4 million in fiscal 2003. The change in exchange rates increased orders for the six months ended February 28, 2003 by $25.8 million. Excluding the impact of exchange rates, the orders for the six months ended February 28, 2003 increased by $6.4 million, or 4.5%.

     The Industrial segment had sales of $58.3 million for the six month period ended February 28, 2003 compared with $60.2 million in the same period of fiscal 2002. The decreased year to date sales can be attributed to the first quarter of fiscal 2003 when sales were $4.6 million lower than the first quarter of fiscal 2002. The first quarter of fiscal 2003 was negatively impacted by the weak specialty chemical market as well as the slow industrial economy in the U.S. in relation to the first quarter of fiscal 2002. Year to date incoming orders in this segment were $61.5 compared with year to date orders of $54.6 million in fiscal 2002. The 12.6% improvement in orders is a result of the Tarby acquisition and increased order activity in Asia.

     The Energy segment had sales of $45.4 million for the six month period ended February 28, 2003 compared with $46.4 million in the same period of fiscal 2002, a decrease of $1.0 million or 2.2%. Crude oil and natural gas exploration and production activities remain stagnant. Incoming orders in this segment increased slightly to $45.3 million in the first six months of fiscal 2003 compared with $44.2 million in first six months of fiscal 2002.

     EBIT for the six months ended February 28, 2003 was $15.9 million compared with $23.9 million in the six months ended February 28, 2002

     The Pharmaceutical segment had EBIT of $8.1 million in the first six months of fiscal 2003 compared with $17.4 million in the first six months of fiscal 2002. The decline in EBIT is due to the aforementioned $22.8 million decline in year to date sales after considering the impact of exchange rates, and the lower selling prices in Europe due to intense competition for glass-lined vessel business.

     The Industrial segment had EBIT of $4.2 million in the first six months of fiscal 2003 compared with $2.7 million in the first six months of fiscal 2002, an increase of $1.5 million while sales decreased by $1.9 million. The increase in EBIT is due to cost reduction programs implemented in fiscal 2002 and improved pricing for aftermarket products.

     The Energy segment had year to date EBIT of $9.5 million in fiscal 2003 compared with year to date EBIT of $9.1 million in fiscal 2002, an increase of $.4 million while sales have decreased by $1.0 million for the same period. The improvement in EBIT is again attributed to cost reduction actions implemented in fiscal 2002.

     Year to date interest expense decreased from $8.6 million in fiscal 2002 to $7.7 million in fiscal 2003. This was due to lower average debt levels and lower interest rates on our variable rate debt.

     The effective tax rate is 33.5% in fiscal 2003 and fiscal 2002.

Liquidity and Capital Resources

     On February 10, 2003, we exchanged $40.0 million of 8.0% Convertible Subordinated Notes due 2008 for an equal amount of our existing 6.5% Convertible Subordinated Notes due 2003. The 8.0% Convertible Subordinated Notes are convertible into our common shares at $22.50 per share. On March 14, 2003, we announced a call for redemption of the remaining $19.7 million of 6.5% Convertible Subordinated Notes. The redemption price is 100% of the principal amount and the redemption date is April 16, 2003. We will use proceeds from our revolving credit loan to pay for the redemption.

     Cash uses in the first six months of fiscal 2003 were $9.2 million in semi-annual interest payments due on our Senior Notes and Convertible Subordinated Notes, $0.5 million for variable pay plans, $3.0 million for capital expenditures and $12.5 million for the purchase of Tarby. Cash generated from operations funded these cash uses.

     Cash uses in the first six months of fiscal 2002 were $18.9 million in earnout payment and acquisition costs related to the Romaco acquisition, $9.6 million in semi-annual interest payments due on our Senior Notes and 6.5% Convertible Subordinated Notes, $2.8 million for variable pay plans, $9.6 million for capital expenditures, and $1.9 million for refinancing fees related to our credit agreement. Cash generated from operations and borrowings under our revolving credit facility funded these cash uses. In addition we received $4.2 million when certain equipment was sold under sale-leaseback arrangements.

     We expect operating cash flow to be adequate for the remainder of fiscal year 2003 operating needs and shareholder dividend requirements. In addition to the aforementioned redemption of our 6.5% Subordinated Convertible Notes, the major cash requirement for the remainder of fiscal 2003 is planned capital expenditures of approximately $9.0 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

Market Risk

     In our normal operations we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our exposure to these risks, which has been previously disclosed.

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

Item 4. Controls and Procedures

(a)	Based on a recent evaluation, which was performed within 90 days of the filing of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to February 28, 2003.

Part II—Other Information

Item 5. Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders of Robbins & Myers, Inc. was held on December 11, 2002.

b)	Our Board of Directors is divided into two classes, with one class of directors elected at each annual meeting of shareholders. At the Annual Meeting on December 11, 2002 the following persons were elected directors of Robbins & Myers, Inc. for a term of office expiring at the annual meeting of shareholders to be held in 2004: Gerald L. Connelly, Thomas P. Loftis and Jerome F. Tatar. The other directors whose terms of office continued after the Annual Meeting are Robert J. Kegerreis, PhD, William D. Manning, Maynard H. Murch IV and John N. Taylor, Jr.

c)	At the Annual Meeting on December 11, 2002, two items were voted on by shareholders, namely:

1)	The election of directors in which, as noted above, Messrs. Connelly, Loftis and Tatar were elected:

		Votes For	Votes Withheld

	Gerald L. Connelly	11,142,816	860,322

	Thomas P. Loftis	11,853,446	149,692

	Jerome F. Tatar	8,408,215	3,594,923

2)	Appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending August 31, 2003 was approved with 11,856,019 cast for approval, 141,689 against approval and 5,430 abstentions.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – see INDEX TO EXHIBITS

b)	Reports on Form 8-K. During the quarter ended February 28, 2003, we filed a Report on Form 8-K on February 10, 2003 to announce the completion of our exchange offer for our outstanding 6.50% Convertible Subordinated Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.

DATE:	April 11, 2003	BY	/s/ Kevin J. Brown Kevin J. Brown Vice President and Chief Financial Officer (Principal Financial Officer)

DATE:	April 11, 2003	BY	/s/ Thomas J. Schockman Thomas J. Schockman Corporate Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Gerald L. Connelly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Robbins & Myers, Inc. (the “Registrant”).

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: April 11, 2003

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

Date: April 11, 2003

/s/ Kevin J. Brown Kevin J. Brown Vice President and Chief Financial Officer

INDEX TO EXHIBITS

(99) OTHER EXHIBITS

99.1	Certification of Chief Executive Officer of Robbins & Myers, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer of Robbins & Myers, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002