Form 10-Q
period 2003-05-31
ROBBINS & MYERS INC
filed 2003-07-01
CIK 84290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2003 File Number 0-288

Robbins & Myers, Inc

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-0424220 (I.R.S. Employer Identification No.)

1400 Kettering Tower, Dayton, Ohio (Address of Principal executive offices)	45423 (Zip Code)

Registrant’s telephone number including area code    (937) 222-2610

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

Common shares, without par value, outstanding as of May 31, 2003: 14,378,600

ROBBINS & MYERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	May 31,	August 31,
	2003	2002

ASSETS	(Unaudited)

Current Assets

Cash and cash equivalents	$9,196	$10,534

Accounts receivable	113,089	113,711

Inventories:

Finished products	28,116	29,000

Work in process	35,792	22,487

Raw materials	40,760	40,959

	104,668	92,446

Other current assets	10,933	12,318

Deferred taxes	13,607	14,071

Total Current Assets	251,493	243,080

Goodwill	302,021	271,948

Other Intangible Assets	17,535	17,604

Other Assets	6,991	6,201

Property, Plant and Equipment	286,168	261,926

Less accumulated depreciation	(138,975)	(118,067)

	147,193	143,859

	$725,233	$682,692

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$48,464	$41,964

Accrued expenses	85,810	83,871

Current portion of long-term debt	7,346	4,526

Total Current Liabilities	141,620	130,631

Long-Term Debt—Less Current Portion	192,658	203,920

Deferred Taxes	8,827	8,708

Other Long-Term Liabilities	79,275	70,863

Minority Interest	9,116	8,347

Shareholders’ Equity

Common stock	104,306	103,923

Retained earnings	183,702	176,627

Accumulated other comprehensive loss	5,729	(20,057)

	293,737	260,493

	$725,233	$682,692

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2003	2002	2003	2002

Net sales	$144,921	$124,812	$403,904	$394,201

Cost of sales	95,782	83,419	267,970	262,342

Gross profit	49,139	41,393	135,934	131,859

SG&A expenses	37,146	31,640	106,938	97,073

Amortization expense	554	388	1,664	1,569

Other	0	0	0	0

Income before interest and income taxes	11,439	9,365	27,332	33,217

Interest expense	4,000	4,909	11,710	13,528

Income before income taxes and minority interest	7,439	4,456	15,622	19,689

Income tax expense	2,488	1,490	5,230	6,590

Minority interest	540	270	948	792

Net income	$4,411	$2,696	$9,444	$12,307

Net income per share:

Basic	$0.31	$0.23	$0.66	$1.04

Diluted	$0.30	$0.23	$0.66	$0.99

Dividends per share:

Declared	$0.055	$0.055	$0.165	$0.165

Paid	$0.055	$0.055	$0.165	$0.165

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	May 31,

	2003	2002

Operating Activities:

Net income	$9,444	$12,307

Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:

Depreciation	15,588	15,286

Amortization	1,664	1,569

Deferred taxes	345	(423)

Performance stock awards	0	(126)

Changes in operating assets and liabilities:

Accounts receivable	12,365	3,204

Inventories	(809)	15,071

Accounts payable	1,638	(5,189)

Accrued expenses	(6,210)	(7,722)

Other	(69)	(3,238)

Net Cash and Cash Equivalents Provided by Operating Activities	33,956	30,739

Investing Activities:

Capital expenditures, net of nominal disposals	(4,397)	(12,648)

Purchase of Tarby	(12,478)	0

Proceeds from sale of equipment	0	4,905

Amended credit agreement fees	0	(1,871)

Romaco earnout payment and acquisition costs	0	(19,794)

Net Cash and Cash Equivalents Used by Investing Activities	(16,875)	(29,408)

Financing Activities:

Proceeds from debt borrowings	49,731	31,083

Payments of long-term debt	(66,164)	(43,274)

Proceeds from sale of common stock	383	3,755

Dividends paid	(2,369)	(1,951)

Net Cash and Cash Equivalents Used by Financing Activities	(18,419)	(10,387)

Decrease in Cash and Cash Equivalents	(1,338)	(9,056)

Cash and Cash Equivalents at Beginning of Period	10,534	16,122

Cash and Cash Equivalents at End of Period	$9,196	$7,066

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 2003
(Unaudited)

NOTE 1—Preparation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“we” “our”) contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition as of May 31, 2003, and August 31, 2002, the results of our operations for the three and nine month periods ended May 31, 2003 and 2002, and our cash flows for the nine month periods ended May 31, 2003 and 2002. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in our most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2002. A summary of our significant accounting policies is presented therein on page 34. There have been no material changes in the accounting policies followed by us during fiscal year 2003.

NOTE 2—New Accounting Standards

In November 2002, the Financial Accounting Standards Board issued Financial Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this interpretation will be applied to guarantees issued or modified after December 31, 2002. Effective December 1, 2002, we adopted Financial Interpretation No. 45 and it did not have a material effect on the financial statements.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to apply Accounting Principles Board Opinion No. 25 for the method used to account for stock-based employee compensation arrangements, where applicable, but have adopted the new disclosure requirements of SFAS 148 (see Note 9).

NOTE 3—Acquisition

On November 15, 2002, we purchased the stock of Tarby, Inc. (“Tarby”) for $12,478,000. Tarby is a manufacturer and marketer of progressing cavity pumps and components for the general industrial and municipal wastewater markets with annual sales of approximately $6,000,000.

NOTE 4—Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine month period ended May 31, 2003, by operating segment, are as follows:

	Pharmaceutical	Energy	Industrial
	Segment	Segment	Segment	Total

		(In thousands)

Balance as of September 1, 2002	$161,138	$68,098	$42,712	$271,948

Goodwill acquired during the period	0	0	8,384	8,384

Translation adjustments and other	19,823	1,588	278	21,689

Balance as of May 31, 2003	$180,961	$69,686	$51,374	$302,021

Information regarding our other intangible assets is as follows:

	As of May 31, 2003			As of August 31, 2002

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

	(In thousands)

Patents and Trademarks	8,117	$1,626	$6,491	$7,260	$1,103	$6,157

Non-compete Agreements	10,752	8,199	2,553	10,752	7,823	2,929

Financing Costs	7,366	4,068	3,298	6,668	3,363	3,305

Pension Intangible	4,564	0	4,564	4,564	0	4,564

Other	2,078	1,449	629	2,038	1,389	649

Total	$32,877	$15,342	$17,535	$31,282	$13,678	$17,604

NOTE 5—Net Income per Share

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Numerator:

Basic:

Net income	$4,411	$2,696	$9,444	$12,307

Effect of dilutive securities:

Convertible debt interest	575	582	1,757	1,746

Income attributable to diluted shares	$4,986	$3,278	$11,201	$14,053

Denominator:

Basic:

Weighted average shares	14,373	11,894	14,358	11,833

Effect of dilutive securities:

Convertible debt	2,135	2,191	2,194	2,191

Dilutive options and restricted shares	26	118	29	138

Diluted shares	16,534	14,203	16,581	14,162

Basic net income per share	$0.31	$0.23	$0.66	$1.04

Diluted net income per share-reported (a)	$0.30	$0.23	$0.66	$0.99

Diluted net income per share-computed (a)	$0.30	$0.23	$0.68	$0.99

(a)	For the nine month period ended May 31, 2003, the computed diluted net income per share is $0.68. However diluted net income per share may not exceed basic net income per share. Therefore the reported diluted net income per share for the nine month period ended May 31, 2003 is $0.66.

NOTE 6—Product Warranties

Warranty obligations are contingent upon product failure rates, material required for the repairs and service delivery costs. We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.

Changes in our product warranty liability during the period are as follows:

	Nine Months Ended
	May 31,

	2003	2002

	(In thousands)
Balance at beginning of the period	$9,405	$10,176

Warranties issued during the period	2,108	1,950

Settlements made during the period	(2,443)	(2,340)

Changes in liability for pre-existing warranties during the period, including expirations	(52)	(261)

Balance at end of the period	$9,018	$9,525

NOTE 7—Long-Term Debt

May 31, 2003

(In thousands)
Senior debt:

Revolving credit loan	$15,545

Senior notes	100,000

Other	20,163

10.00% subordinated notes	24,296

8.00% Convertible subordinated notes	40,000

Total debt	200,004

Less current portion	7,346

$192,658

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $126,123,000. All outstanding amounts under the Agreement are due and payable on January 9, 2005. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. At May 31, 2003 the weighted average interest rate for all amounts outstanding was 3.18%. Indebtedness under the Agreement is unsecured, except for guarantees by our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries.

We have $100,000,000 of Senior Notes (“Senior Notes”) issued in two series. Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and is due May 1, 2008, and Series B in the principal amount of $30,000,000 has an interest rate of 6.84% and is due May 1, 2010. Interest is payable semi-annually on May 1 and November 1.

The above agreements have certain restrictive covenants including limitations on cash dividends, treasury stock purchases and capital expenditures, and minimum requirements for interest coverage and leverage ratios. The amount of cash dividends and treasury stock purchases, other than in relation to stock option exercises, we may incur in each fiscal year is restricted to the greater of $3,500,000 or 50% of our consolidated net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year. Under this Agreement and other lines of credit, we could incur additional indebtedness of approximately $15,000,000 based on our covenant position.

Our other debt primarily consists of unsecured non-U.S. bank lines of credit with interest rates ranging from 4.00% to 8.00%.

We have $24,296,000 of 10.00% Subordinated Notes (“Subordinated Notes”) with the former owner of Romaco. The Subordinated Notes are due in 2006 and 2007 and interest is payable quarterly.

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

The 8.00% Convertible Subordinated Notes and the Subordinated Notes are subordinated to all of our other indebtedness.

NOTE 8—Income Taxes

The estimated annual effective tax rate was 33.5% for the three and nine month periods of fiscal 2003 and fiscal 2002.

NOTE 9—Stock-Based Compensation

During the third quarter of fiscal 2003, we adopted the disclosure requirements of FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, but will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2003	2002	2003	2002

		(In thousands)
Net income, as reported	$4,411	$2,696	$9,444	$12,307

Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	276	289	827	866

Pro forma net income	$4,135	$2,407	$8,617	$11,441

Earnings per share:

Basic—as reported	$.31	$.23	$.66	$1.04

Basic—pro forma	$.29	$.20	$.60	$0.97

Diluted—as reported	$.30	$.23	$.66	$0.99

Diluted—pro forma	$.28	$.20	$.60	$0.93

NOTE 10—Comprehensive Income

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2003	2002	2003	2002

		(In thousands)
Net income	$4,411	$2,696	$9,444	$12,307

Other comprehensive income:

Foreign currency translation	12,284	4,671	25,786	463

Comprehensive income	$16,695	$7,367	$35,230	$12,770

NOTE 11—Business Segments

Sales and Income before Interest and Taxes (“EBIT”) by operating segment are presented in the following table.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2003	2002	2003	2002

		(In thousands)
Unaffiliated customer sales:

Pharmaceutical	$88,028	$73,071	$243,336	$235,854

Industrial	33,419	29,801	91,726	89,971

Energy	23,474	21,940	68,842	68,376

Total	$144,921	$124,812	$403,904	$394,201

EBIT:

Pharmaceutical	$6,149	$5,365	$14,262	$22,718

Industrial	3,100	2,014	7,270	4,747

Energy	4,914	4,483	14,436	13,573

Corporate and eliminations	(2,724)	(2,497)	(8,636)	(7,821)

Total	$11,439	$9,365	$27,332	$33,217

Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following tables present the components of our consolidated income statement and segment information for the three and nine month periods of fiscal 2003 and 2002.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2003	2002	2003	2002

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	66.1	66.8	66.3	66.6

Gross profit	33.9	33.2	33.7	33.4

SG&A expenses	25.6	25.4	26.5	24.6

Amortization	0.4	0.3	0.4	0.4

Other	0.0	0.0	0.0	0.0

EBIT	7.9%	7.5%	6.8%	8.4%

	Three Months Ended		Nine Months Ended
	May 31,		May 31,

	2003	2002	2003	2002

		(In thousands)
Segment

Pharmaceutical:

Sales	$88,028	$73,071	$243,336	$235,854

EBIT	6,149	5,365	14,262	22,718

EBIT %	7.0%	7.3%	5.9%	9.6%

Industrial:

Sales	$33,419	$29,801	$91,726	$89,971

EBIT	3,100	2,014	7,270	4,747

EBIT %	9.3%	6.8%	7.9%	5.3%

Energy:

Sales	$23,474	$21,940	$68,842	$68,376

EBIT	4,914	4,483	14,436	13,573

EBIT %	20.9%	20.4%	21.0%	19.9%

Three months ended May 31, 2003

     Net sales for the third quarter of fiscal 2003 were $144.9 million compared with $124.8 million in the third quarter of fiscal 2002.

     The Pharmaceutical segment had sales of $88.0 million in the third quarter of fiscal 2003 compared with $73.1 million in the third quarter of fiscal 2002. The change in exchange rates, primarily the strengthening of the Euro, increased the third quarter of fiscal 2003 sales by $13.5 million compared with the third quarter of fiscal 2002. Excluding the impact of exchange rates, the third quarter of fiscal 2003 sales increased by $1.4 million, or 1.9%. Orders for this segment decreased from $91.0 million in the third quarter of fiscal 2002 to $81.0 million in the third quarter of fiscal 2003. The decrease in orders is due to economic weakness in many European countries. Backlog in this segment increased to $114.0 million at the end of the third quarter of fiscal 2003 from $100.8 million at August 31, 2002.

     The Industrial segment had sales of $33.4 million in the third quarter of fiscal 2003 compared with $29.8 million in the third quarter of fiscal 2002. The increase in sales is primarily in our Industrial Pumps product platform from the acquisition of Tarby and municipal waste water treatment projects. Incoming orders in this segment were $33.4 million in the third quarter of fiscal 2003 compared with $27.8 million in the third quarter of fiscal 2002. The increased orders of $5.6 million, or 20.1%, were due to the acquisition of Tarby, a large order in our Corrosion Resistant product platform and increased order activity in Asia. Backlog in this segment increased to $24.4 million at the end of the third quarter of fiscal 2003 from $21.6 million at August 31, 2002.

     The Energy segment had sales of $23.5 million in the third quarter of fiscal 2003 compared with $21.9 million in the third quarter of fiscal 2002, an increase of $1.6 million or 7.3%. The overall level of crude oil and natural gas exploration and production activities has increased over the past few months. Incoming orders in this segment increased to $23.4 million in the third quarter of fiscal 2003, compared with $21.2 million in the third quarter of fiscal 2002. Backlog decreased marginally to $3.1 million at the end of the third quarter of fiscal 2003 from $3.3 million at August 31, 2002.

     EBIT for the third quarter of fiscal 2003 was $11.4 million compared with $9.4 million in the third quarter of fiscal 2002.

     The Pharmaceutical segment had EBIT of $6.1 million in the third quarter of fiscal 2003 compared with $5.4 million in the third quarter of fiscal 2002. The improvement in EBIT is due to the aforementioned increase in sales after considering the impact of exchange rates.

     The Industrial segment had EBIT of $3.1 million in the third quarter of fiscal 2003 compared with $2.0 million in the third quarter of fiscal 2002, an increase of $1.1 million. The increase is due to higher sales volumes.

     The Energy segment had EBIT of $4.9 million in the third quarter of fiscal 2003 compared with $4.5 million in the third quarter of fiscal 2002, an increase of $0.4 million or 8.9%. The Energy segment EBIT has increased again due to the sales volume increase mentioned above.

     Interest expense decreased from $4.9 million in the third quarter of fiscal 2002 to $4.0 million in the third quarter of fiscal 2003. This was due to lower average debt levels and lower interest rates on our variable rate debt.

     The effective tax rate is 33.5% in fiscal 2003 and fiscal 2002.

Nine months ended May 31, 2003

     Net sales for the nine months ended May 31, 2003 were $403.9 million compared with $394.2 million for the same period of the prior year.

     The Pharmaceutical segment had sales of $243.3 million for the nine month period ended May 31, 2003 compared with $235.9 million for the same period of fiscal 2002. The change in exchange rates increased the year to date fiscal 2003 sales by $28.9 million compared with the year to date sales of fiscal 2002. Excluding the impact of exchange rates, sales for the first nine months of fiscal 2003 declined by $21.5 million, or 9.1%, compared with the first nine months of fiscal 2002. This decline in sales follows the low order intake in fiscal 2002 due to the weak specialty chemical market and slow industrial economy in the U.S., the overall slowing of the European economies and price pressures in Europe for glass-lined vessel business. Year to date orders for this segment increased from $233.2 million in fiscal 2002 to $255.5 million in fiscal 2003. The change in exchange rates increased orders for the nine months ended May 31, 2003 by $43.1 million. Excluding the impact of exchange rates, the orders for the nine months ended May 31, 2003 decreased by $20.8 million, or 8.9%.

     The Industrial segment had sales of $91.7 million for the nine month period ended May 31, 2003 compared with $90.0 million in the same period of fiscal 2002. The increased year to date sales can be attributed to some small improvement in the U.S. economy. Year to date incoming orders in this segment were $94.9 compared with year to date orders of $82.4 million in fiscal 2002. The 15.2% improvement in orders is a result of the Tarby acquisition and increased order activity in the U.S. and Asia.

     The Energy segment had sales of $68.8 million in the nine month period ended May 31, 2003 compared with $68.4 million in the same period of fiscal 2002, an increase of $0.4 million or 0.6%. Crude oil and natural gas exploration and production activities have begun to increase over the past few months. Incoming orders in this segment increased slightly to $68.7 million in the first nine months of fiscal 2003 compared with $65.4 million in first nine months of fiscal 2002.

     EBIT for the nine months ended May 31, 2003 was $27.3 million compared with $33.2 million in the nine months ended May 31, 2002.

     The Pharmaceutical segment had EBIT of $14.3 million in the first nine months of fiscal 2003 compared with $22.7 million in the first nine months of fiscal 2002. The decline in EBIT is due to the aforementioned $21.5 million decline in year to date sales after considering the impact of exchange rates, and lower selling prices in Europe due to intense competition for glass-lined vessel business.

     The Industrial segment had EBIT of $7.3 million in the first nine months of fiscal 2003 compared with $4.7 million in the first nine months of fiscal 2002, an increase of $2.6 million while sales increased by $1.7 million. The increase in EBIT is due to cost reduction programs implemented in fiscal 2002 and improved pricing for aftermarket products.

     The Energy segment had year to date EBIT of $14.4 million in fiscal 2003 compared with year to date EBIT of $13.6 million in fiscal 2002, an increase of $0.8 million while sales have increased by $0.4 million for the same period. The improvement in EBIT is again attributed to sales volume increase and cost reduction actions implemented in fiscal 2002.

     Year to date interest expense decreased from $13.5 million in fiscal 2002 to $11.7 million in fiscal 2003. This was due to lower average debt levels and lower interest rates on our variable rate debt.

     The effective tax rate is 33.5% in fiscal 2003 and fiscal 2002.

Liquidity and Capital Resources

     On February 10, 2003, we exchanged $40.0 million of 8.0% Convertible Subordinated Notes due 2008 for an equal amount of our existing 6.5% Convertible Subordinated Notes due 2003. The 8.0% Convertible Subordinated Notes are convertible into our common shares at $22.50 per share. On April 16, 2003, we redeemed the remaining $19.7 million of 6.5% Convertible Subordinated Notes. The redemption price was 100% of the principal amount and the redemption date was April 16, 2003. We used proceeds from our revolving credit loan to pay for the redemption.

     Cash uses in the first nine months of fiscal 2003 were $9.2 million in semi-annual interest payments due on our Senior Notes and Convertible Subordinated Notes, $0.5 million for variable pay plans, $4.4 million for capital expenditures and $12.5 million for the purchase of Tarby. Cash generated from operations funded these cash uses.

     Cash uses in the first nine months of fiscal 2002 were $19.8 million in earnout payment and acquisition costs related to the Romaco acquisition, $9.6 million in semi-annual interest payments due on our Senior Notes and Convertible Subordinated Notes, $2.8 million for variable pay plans, $12.6 million for capital expenditures, and $1.9 million for refinancing fees related to our credit agreement. Cash generated from operations and borrowings under our revolving credit facility funded these cash uses. In addition we received $4.9 million when certain equipment was sold under sale-leaseback arrangements.

Following is information regarding our long-term contractual obligations and other commitments outstanding as of May 31, 2003:

	Payments Due by Period

			Two to
		One year	three	Four to	After five
Long-term contractual obligations	Total	or less	years	five years	years

	(In thousands)

Long-term debt	$200,004	$7,346	$52,658	$100,000	$40,000

Capital lease obligations	0	0	0	0	0

Operating leases (1)	11,000	2,400	3,800	3,000	1,800

Unconditional purchase obligations	0	0	0	0	0

Total contractual cash obligations	$211,004	$9,746	$56,458	$103,000	$41,800

(1)	Operating leases are estimated as of May 31, 2003, and consist primarily of building and equipment leases.

	Amount of Commitment Expiration Per Period

			Two to
		One year	three	Four to	After five
Other commercial commitments	Total	or less	years	five years	years

	(In thousands)

Lines of credit	$0	$0	$0	$0	$0

Standby letters of credit	27,000	27,000	0	0	0

Guarantees	0	0	0	0	0

Standby repurchase obligations	0	0	0	0	0

Other commercial commitments	1,660	675	925	60	0

Total commercial commitments	$28,660	$27,675	$925	$60	$0

     We expect operating cash flow to be adequate for the remainder of fiscal year 2003 operating needs and shareholder dividend requirements. The major cash requirement for the remainder of fiscal 2003 is planned capital expenditures of approximately $4.0 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

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

Item 4. Controls and Procedures

(a)	Based on a recent evaluation, which was performed within 90 days of the filing of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to May 31, 2003.

Part II—Other Information

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – see INDEX TO EXHIBITS

b)	Reports on Form 8-K. During the quarter ended May 31, 2003, we filed a Report on Form 8-K on March 14, 2003 to announce the redemption of our outstanding 6.50% Convertible Subordinated Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.

DATE:	July 1, 2003	BY	/s/ Kevin J. Brown Kevin J. Brown Vice President and Chief Financial Officer (Principal Financial Officer)

DATE:	July 1, 2003	BY	/s/ Thomas J. Schockman Thomas J. Schockman Corporate Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Gerald L. Connelly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Robbins & Myers, Inc. (the “Registrant”).

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 1, 2003

/s/ Gerald L. Connelly Gerald L. Connelly President and Chief Executive Officer

CERTIFICATIONS

I, Kevin J. Brown, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Robbins & Myers, Inc. (the “Registrant”).

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 1, 2003

/s/ Kevin J. Brown Kevin J. Brown Vice President and Chief Financial Officer

INDEX TO EXHIBITS

(99)  OTHER EXHIBITS

99.1	Certification of Chief Executive Officer of Robbins & Myers, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer of Robbins & Myers, Inc. in accordance with Section 906 of the Sarbanes-Oxley Act of 2002