Form 10-K
period 2003-08-31
ROBBINS & MYERS INC
filed 2003-11-18
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20459

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-288

ROBBINS & MYERS, INC.

(Exact name of Registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1400 Kettering Tower, Dayton, Ohio (Address of principal executive offices)	45423 (Zip Code)

(937) 222-2610

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

(1) Common Shares, without par value	New York

(2) 8.00 % Convertible Subordinated Notes, Due 2008	New York

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for at least the past 90 days.   Yes [x]  No [  ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes [x]  No [  ]

Number of Common Shares, without par value, outstanding at October 17, 2003	14,443,774

Aggregate market value of Common Shares, without par value, held by non-affiliates of the Company at February 28, 2003 (the last business day of the Company’s second fiscal quarter	$169,565,014

DOCUMENT INCORPORATED BY REFERENCE

          Robbins & Myers, Inc., Proxy Statement, dated November 6, 2003, for its Annual Meeting of Shareholders on December 10, 2003, definitive copies of the foregoing have been filed with the Commission. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

ITEM 1.       BUSINESS

OVERVIEW

          Robbins & Myers, Inc. is an Ohio corporation. As used in this report, the terms “Company,” “we,” “our,” or “us” mean Robbins & Myers, Inc. and its subsidiaries unless the context indicates another meaning. We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the pharmaceutical, energy and industrial markets worldwide. Our principal brand names – Pfaudler®, Moyno®, Chemineer®, Laetus®, FrymaKoruma®, Siebler®, Hapa® and Hercules® – hold the number one or two market share position in the niche markets they serve. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. Our fiscal 2003 sales were approximately $561 million, and no one customer accounted for more than 5% of these sales.

          Our strategy has been to increase our focus on higher-growth markets, such as pharmaceutical and energy, and to broaden our international presence. In furtherance to this strategy, on August 31, 2001, we acquired Romaco, a European-based manufacturer of processing, dosing, filling, printing and security equipment for the pharmaceutical and healthcare industries. Our acquisition of Romaco, which had sales of approximately $142 million in our fiscal 2001, expands the breadth of our pharmaceutical capabilities and positions us as a leading supplier of primary and secondary processing equipment to the growing pharmaceutical market. The addition of Romaco also increased our international sales from 45% of our fiscal 2001 sales to 63% of our fiscal 2003 sales.

          In our Industrial business segment, we will pursue strategic acquisitions if our cost structure can be improved or our market share protected. On November 15, 2002, we purchased the stock of Tarby, Inc (“Tarby”) for $13.1 million. Tarby is a manufacturer and marketer of progressive cavity pumps and components for the general industrial and municipal wastewater markets. Included in our fiscal 2003 operating results are sales of $6.2 million and EBIT of $1.5 million from Tarby since the date of acquisition.

          We also maintain focus on internal growth initiatives. New product sales in fiscal 2003 were 10% of total sales, or $57.0 million compared with 9% of total sales, or $45.0 million in fiscal 2002. These new product development initiatives contributed substantially to offset the recessionary decline of traditional products and enhanced our ability to perform in a stagnant manufacturing environment. We define new products as prominent additions and/or extensions to current products which were introduced in the current or prior four fiscal years.

          We are also continually reducing our cost structure. Over the past two years we have been successful at reducing our overhead and direct manufacturing costs at many of our business units. The major cost reduction efforts in fiscal 2003 were related to product costs, both in the design of products and in the sourcing of components. Many of our business units re-evaluated their product design specifications using a “fit for use” concept. Additionally, we have established a corporate wide initiative to procure standard components on a global basis. At this time, emphasis is on India, China, Brazil and Mexico. We have established a procurement function in India under the direction of the Corporate office, utilizing the infrastructure of our business unit in that country.

          Our business consists of three market-focused segments: Pharmaceutical, Energy and Industrial.

          Pharmaceutical. Our Pharmaceutical business segment includes our Reactor Systems and Romaco businesses and is focused primarily on the pharmaceutical and healthcare industries. Our Reactor Systems business designs, manufacturers and markets primary processing equipment and engineered systems and we believe has the leading worldwide position in glass-lined reactors and storage vessels. Our Romaco business designs, manufacturers and markets secondary processing, dosing, filling, printing and security equipment. Several of our Romaco brands hold the number one or two worldwide position in the niche markets they serve. Major customers of our pharmaceutical segment include Bayer, GlaxoSmithKline, Merck, Novartis and Pfizer.

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

          Industrial. Our Industrial business segment is comprised of our Moyno, Tarby, Chemineer and Edlon businesses, which design, manufacture and market products that are used in specialty chemical, wastewater treatment and a variety of other industrial applications. Our Moyno and Tarby businesses manufacture pumps that utilize progressing cavity technology to provide fluids-handling solutions for a wide range of applications involving the flow of viscous, abrasive and solid-laden slurries and sludges. Our Chemineer business manufactures high-quality standard and customized fluid-agitation equipment and systems. Our Edlon business manufactures customized fluoropolymer-lined pipe, fittings, vessels and accessories. Our industrial segment has a highly diversified customer base and sells its products to over 3,500 customers worldwide.

          Information concerning our sales, income before interest and income taxes (“EBIT”), identifiable assets by segment, and sales and identifiable assets by geographic area for the years ended August 31, 2003, 2002 and 2001 is set forth in Note 13 to the Consolidated Financial Statements included at Item 8 and is incorporated herein by reference.

Pharmaceutical Business Segment

          Our Pharmaceutical business segment, which includes our Reactor Systems and Romaco businesses, primarily serves the pharmaceutical, healthcare, nutriceutical and fine chemicals markets. We believe that long term our Pharmaceutical business segment will benefit from high levels of capital expenditures within these industries. We expect the need for new and enhanced processing equipment will be driven by numerous factors, including the accelerating pace of the drug discovery process, the cost advantages of pharmaceuticals over alternative forms of treatment, the aging of the population, the increasing availability of generic drugs due to the expiration of patents, the impact of increasing direct-to-consumer advertising by pharmaceutical manufacturers, the growing demand for nutriceutical products and escalating healthcare expenditures in emerging markets.

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

          To produce a reactor, we fabricate a specialized steel vessel, which may include an outer jacket for a heating and cooling system, and line the vessel with glass by bonding the glass to the inside steel surface. Application-specific glasses are bonded with the inner steel surface of the vessel to provide an inert and corrosion-resistant surface.

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

          Markets and Competition. We believe we have the number one worldwide market position in glass-lined reactors and storage vessels, representing a global market share in excess of 50%. Our Pfaudler brand has the leading market share in glass-lined reactors and vessels, as well as the largest installed base in most of the countries in which Pfaudler operates, including Germany, Mexico, Brazil, India, Scotland and the U.S. Our TyconTechnoglass brand has the leading market share in Italy and significant project business globally. Our Pfaudler and TyconTechnoglass brands compete principally with DeDeitrich, a French company, in all world markets except Japan, China and India.

Romaco

          Our acquisition of Romaco on August 31, 2001 represented a key step in our strategy to expand our equipment and systems offerings to our pharmaceutical customers and to grow internationally. Romaco designs, manufactures and markets secondary processing, dosing, filling, printing and security equipment used by the pharmaceutical, healthcare, nutriceutical and cosmetics industries. The principal brand names in our Romaco business are Laetus, FrymaKoruma, Hapa and Siebler.

          Romaco equipment and systems are used in:

•	secondary processing of pharmaceuticals and cosmetic liquids, solids, creams and powders;

•	dosing, filling and sealing of vials, capsules, tubes, bottles and blisters; as well as customized packaging; and

•	high quality and high security on demand printing lines and robust, reliable packaging inspection systems.

          Romaco’s expertise extends from secondary processing through the final packaging of pharmaceuticals, nutriceuticals and cosmetics. For example, Romaco provides modular processing, dosing and filling systems, which can include equipment for the in-line labeling of drugs and the printing of dispensing packages. Romaco employs more than 150 application engineers who work closely with customers to design specific equipment and systems to meet their requirements.

          Sales, Marketing and Distribution. We distribute Romaco products through our distribution network, which currently includes 17 sales and service centers around the world. In the geographic areas served by these centers, we sell directly to end users through our own sales force. We use manfacturers’ representatives to cover territories that are not effectively covered by our direct sales network.

          Aftermarket Sales. Aftermarket sales of our Romaco business were approximately $44 million in fiscal 2003, or 26% of Romaco’s total sales. Included in these aftermarket sales are certain proprietary consumables, such as inks and labels.

          Markets and Competition. Romaco has a large installed base of equipment in Europe, where it has its greatest market share, and a smaller presence in the U.S. and Asia. We believe there are opportunities, through our Reactor Systems customer base and our existing facilities in the U.S. and Asia, to effectively introduce Romaco products to customers in these markets. We believe Romaco is one of the top three worldwide manufacturers of the type of pharmaceutical equipment it provides; however, the market is fragmented with many competitors, none of which is dominant. Given the fragmented nature of the industry, we believe there are strategic opportunities to expand our market share through acquisitions of companies and particular product lines.

Energy Business Segment

          Our energy business designs, manufactures and markets a variety of specialized equipment and systems used in oil and gas exploration and recovery. Our equipment and systems are used at the wellhead and in subsurface drilling and production and include:

•	hydraulic drilling power sections and down-hole progressing cavity pumps, which we market under our Moyno brand name;

•	tubing wear prevention equipment, such as rod guides and rod and tubing rotators;

•	a broad line of ancillary equipment used at the wellhead; and

•	pipeline closure products and valves, which we market under our Yale, Hercules and Sentry brand names,

          Hydraulic drilling power sections are used to drive the drill bit in horizontal and directional drilling applications, often drilling multiple wells from a single location. Down-hole pumps are used primarily to lift crude oil to the surface where there is insufficient natural pressure and for dewatering gas wells. The largest oil and natural gas recovery markets that benefit from using down-hole pumps are in Canada, the U.S., Venezuela, Indonesia and the former Soviet Union (FSU). Rod guides are placed on down-hole rods used to pump oil to protect the rods and the production tubing from damage during operation and to enhance the flow of fluid to the surface. Tubing rotator products are an effective way of evenly distributing down-hole tubing wear. Wellhead products are used at the wellhead to control the flow of oil, gas and other material from the well. Pipeline closure products are used in oil and gas pipelines to allow access to a pipeline at selected intervals for inspection and cleaning. Principal brands of our energy segment include Moyno, Yale and Hercules.

          Sales, Marketing and Distribution. We sell our hydraulic drilling power sections directly to oilfield service companies through our sales office near Houston, Texas. We sell our tubing wear prevention products and certain wellhead equipment in the U.S. and Canada through major national distributors and our service centers in key oilfield locations. We currently operate seven service centers in the U.S. and six service centers in Alberta, Canada. We sell down-hole pumps in the U.S. through three distributors; in Canada and Venezuela through our service centers; and in the FSU and Asia through several distributors. We sell wellhead and closure products through distributor networks in the U.S. and Canada.

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

Industrial Business Segment

          Our industrial business segment is comprised of our Moyno, Tarby, Chemineer and Edlon businesses, which design, manufacture and market products that are used in specialty chemical, wastewater treatment and a variety of other industrial applications. Our industrial businesses have strong brand names and market share and maintain strict operating discipline.

Moyno and Tarby

          Our Moyno and Tarby businesses design, manufacture and market progressing cavity pumps and related products for use in the wastewater treatment, specialty chemical, mining, oil, food and beverage, pulp and paper and general industrial markets. Prices range from several hundred dollars for small pumps to $200,000 for large pumps, such as those used in wastewater treatment applications.

          Progressing cavity technology utilizes a motor-driven, high-strength, single or multi-helix rotor within an elastomer-lined stator. The spaces between the helixes create continual cavities, which enable the fluid to move from the suction end to the discharge end. The continuous seal creates positive displacement and an even flow regardless of the speed of the application. Progressing cavity pumps are versatile as they can be positioned at any angle and can deliver flow in either direction without modification or accessories. Since progressing cavity pumps have no valves, they are able to efficiently handle fluids ranging from high-pressure water and shear-sensitive materials to heavy, viscous, abrasive and solid-laden slurries and sludges in municipal wastewater treatment operations.

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

          Markets and Competition. The mixer equipment industry is highly competitive. We believe that Lightnin’, a unit of SPX Corporation, holds more than 50% of the world market share, and that we hold the number two market position worldwide. In addition, there are numerous smaller manufacturers with whom we compete. We believe that Chemineer’s application engineering expertise, diverse products, product quality and customer support capabilities allow us to compete effectively in the marketplace.

Edlon

          Edlon manufactures and markets fluoropolymer-lined pipe and fittings, fluoropolymer coated and lined vessels for process equipment, fluoropolymer roll covers for paper machines and glass-lined reactor systems accessories. Edlon’s products are used principally in the specialty chemical, pharmaceutical and semiconductor markets to provide corrosion protection and high-purity fluid assurance and in the paper industry for release applications. Edlon has introduced newly designed storage tanks for de-ionized water and ultra-pure chemicals and expanded the range of products it sells to chip producers and wafer manufacturers in the semiconductor industry.

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

BACKLOG

          Our order backlog was $111.4 million at August 31, 2003 compared with $125.7 million at August 31, 2002. We expect to ship substantially all of our backlog during the next 12 months.

CUSTOMERS

          Sales are not concentrated with any customer, as no customer represented more than 5% of sales in fiscal 2003, 2002 or 2001.

RAW MATERIALS

          Raw materials are purchased from various vendors that generally are located in the same country as our facility using the raw materials. The supply of raw materials and components has been adequate and available without significant delivery delays. No events are known or anticipated that would change the availability of raw materials. No one supplier provides more than 5% of our raw materials.

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

          During fiscal 2003, we spent approximately $6.4 million on research and development activities compared with $6.2 million in fiscal 2002 and $2.2 million in fiscal 2001. The increase in research and development costs since 2001 was due to the acquisition of Romaco.

          Compliance with federal, state and local laws regulating the discharge of materials into the environment is not anticipated to have any material effect upon our capital expenditures, earnings or competitive position.

          At August 31, 2003, we had 3,904 employees, which included approximately 600 at majority-owned joint ventures. Approximately 725 of these employees were covered by collective bargaining agreements at various locations. The labor agreement with the employees of Chemineer’s principal manufacturing facility expires in March of 2004. The labor agreement with the employees of Pfaudler’s facility in Rochester, New York expires in September 2004. The labor agreement with the employees of Moyno’s principal manufacturing facility extends to February 2005. The Company considers labor relations at each of its locations to be good.

ITEM 2.       PROPERTIES

Facilities

          Our executive offices are located in Dayton, Ohio. The executive offices are leased and occupy approximately 10,000 square feet. Set forth below is certain information relating to our principal operating facilities.

	Square		Products Manufactured or
Location	Footage		Other Use of Facility

North and South America:
Rochester, New York	500,000		Reactor Systems
Springfield, Ohio	275,000		Industrial Pump Products
Dayton, Ohio	160,000		Industrial Mixers
Borger, Texas	115,000		Wellhead products for Energy Systems
Willis, Texas	110,000		Down-hole pumps and power sections for Energy Systems
Mexico City, Mexico	110,000		Reactor Systems, Industrial Pumps and Industrial Mixers
Taubate, Brazil	100,000		Reactor Systems
Charleston, West Virginia	100,000		Corrosion-Resistant Products
Tomball, Texas	75,000		Valves and closures for Energy Systems
Avondale, Pennsylvania	50,000		Corrosion-Resistant Products
West Chester, Pennsylvania	30,000		Corrosion-Resistant Products
North Andover, Massachusetts	30,000	(1)	Industrial Mixers
Sao Jose Dos Campos, Brazil	30,000		Reactor Systems
Edmonton, Alberta, Canada	25,000 to	(2)	Energy Systems, including two service centers
2 plants	30,000 each	(1)
Rochester, New York	10,000	(1)	Reactor Systems
Pequannock, New Jersey	62,000	(1)	Index equipment

Europe:
Schwetzingen, Germany	400,000		Reactor Systems
Leven, Scotland	240,000		Reactor Systems and Corrosion-Resistant Products
Quarto D’Altino, Italy	120,000		Reactor Systems
San Donà di Piave, Italy	90,000		Reactor Systems
Bilston, England	50,000		Reactor Systems
Derby, England	20,000	(1)	Industrial Mixers
Petit-Rechain, Belgium	15,000		Power sections for Energy Systems
Bolton, England	24,000		Reactor Systems
Southampton, England	10,000	(1)	Industrial Pump Products
Campbridgeshire, England	8,500		Distribution Center-Romaco Products
D’Agen, France	15,000	(1)(5)	Manufacture of Pharma Modules
Alsbach - Hahnlein, Germany	21,000		Laetus equipment
Remschingen, Germany	61,000	(1)	Siebler equipment
Karlsruhe, Germany	47,000		Horn & Noack equipment
Neuenburg, Germany	70,000		Frymakoruma equipment
Bologna, Italy	44,000	(1)	Macofar equipment
Bologna, Italy	11,000	(1)	Promatic equipment

	Square		Products Manufactured or
Location	Footage		Other Use of Facility

Milanese, Italy	15,000		Unipac equipment
Milano, Italy	52,000		Zanchetta equipment
Volketswil, Switzerland	50,000	(1)	HAPA equipment
Rheinfenden, Switzerland	115,000		Frymakoruma equipment

Australia
Tingalpa, Brisbane	24,000	(1)	Bosspak equipment

Asia:
Gujurat, India	350,000	(3)	Reactor Systems
Suzhou, China	150,000	(4)	Reactor Systems
Singapore	5,000	(1)	Industrial Pump Products

(1)	Leased facility.

(2)	R&M Energy Systems also operates an additional 13 (7 U.S., 6 Canada) Service Centers, primarily in leased facilities between 5,000 and 10,000 square feet each. These locations are in the oil producing regions of the U.S. and Canada and manufacture rod guides and distribute other of the Company’s Energy Systems products. Locations are: Bakersfield, California, Oklahoma City, Oklahoma, Odessa, Texas, Casper, Wyoming, Mt. Pleasant, Michigan, Williston, North Dakota, Wooster, Ohio and in Alberta, Canada — Brooks, Elk Point, Provost, Maidstone, Sedgewick and Taber.

(3)	Facility of a 51%-owned subsidiary.

(4)	Facility of a 76%-owned subsidiary.

(5)	Facility of a 50% owned subsidiary.

ITEM 3.       LEGAL PROCEEDINGS

          There are claims, suits and complaints arising in the ordinary course of business filed or pending against us. Although we can not predict the outcome of such claims, suits and complaints with certainty, we do not believe that the disposition of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

Executive Officers of the Registrant

          Maynard H. Murch IV, age 59, has been our Chairman of the Board since July 1979 and a director since 1977. He is also President and Chief Executive Officer of Maynard H. Murch Co., Inc. (investments), which is managing general partner of M.H.M. & Co., Ltd. (investments). Mr. Murch is also Vice President of Parker/Hunter Incorporated (dealer in securities), a successor firm to Murch and Co., Inc., a securities firm that Mr. Murch had been associated with since 1968. Mr. Murch is a director of Lumitex, Inc. and Shiloh Industries, Inc.

          Gerald L. Connelly, age 62, has been our President and Chief Executive Officer since January 1999. From April 1996 to January 1999, he was our Executive Vice President and Chief Operating Officer and, from June 1994 to April 1996, he was a Vice President and President of our Process Industries Group. Previously, he served as President of Pulsafeeder, Inc. (metering pumps) for 10 years.

          Kevin J. Brown, age 45, has been our Vice President and Chief Financial Officer since January 2000. Previously, he was our Controller and Chief Accounting Officer since December 1995. Prior to joining us, he was employed by the accounting firm of Ernst & Young LLP for 15 years.

          Milton M. Hernandez, age 47, has been our Group Vice President and President, Robbins & Myers Europe since September 2001. Previously, he was our Vice President-Business Development since joining us in April 2000. Prior to that he was Managing Director-Argentina and Bolivia, Mobil Oil Corporation and Vice President, Business Development Latin America, Spain and Portugal and he also held a variety of positions in Corporate Planning and Marketing for Mobil Chemical as well as Mobil Oil.

          Karl H. Bergmann, age 59, has been our President and CEO of our Romaco Group since March 2003, and Vice President and Vice President Operations of Robbins & Myers Europe since September 2001. Prior to that he was Senior Vice President, Reactor Systems Europe since 1998 and President of Pfaudler Werke GmbH since joining us in 1994.

          Hugh E. Becker, age 65, has been our Vice President, Investor Relations and Human Resources since December 1998. From 1996 to 1998, he was our Senior Director, Investor Relations and Human Resources. Previously he held various investor relations and human resource positions for us since 1980.

          Albert L. Raiteri, age 62, has been our Treasurer since December 1998. He has held various positions in finance and accounting for us since 1972.

          Thomas J. Schockman, age 39, has been our Corporate Controller and Chief Accounting Officer since March 2000. Prior to joining us, he was employed as Controller at Spinnaker Coating, Inc. for three years and, prior to that, the accounting firm of Ernst & Young LLP for ten years.

          Joseph M. Rigot, age 60, has been our Secretary and General Counsel since 1990. He has been a partner with the law firm of Thompson Hine LLP, Dayton, Ohio for over 10 years.

          The term of office of our executive officers is until the next Annual Meeting of Directors (December 10, 2003) or until their respective successors are elected.

PART II

ITEM 5.       MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (A) Our common shares trade on the New York Stock Exchange under the symbol RBN. The prices presented in the following table are the high and low closing prices for the common shares for the periods presented.

			Dividends
	High	Low	Paid

Fiscal 2003
1st Quarter	$20.05	$14.70	$.055
2nd Quarter	19.64	14.80	.055
3rd Quarter	19.25	13.29	.055
4th Quarter	22.77	18.50	.055

Fiscal 2002
1st Quarter	$28.70	$22.82	$.055
2nd Quarter	25.70	21.97	.055
3rd Quarter	29.28	23.40	.055
4th Quarter	26.25	18.91	.055

          (B) As of October 17, 2003, we had approximately 545 shareholders of record. Based on requests from brokers and other nominees, we estimate there are approximately an additional 2,330 shareholders.

          (C) Dividends paid on common shares are presented in the table in Item 5(A). Our credit agreements include certain covenants which restrict our payment of dividends. The amount of cash dividends plus stock repurchases we may incur in each fiscal year is restricted to the greater of $3,500,000 or 50% of our net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year. For purposes of this test, stock repurchases related to stock option exercises or in connection with withholding taxes due under any stock plan in which employees or directors participate are not included. Under this formula, such cash dividends and treasury stock purchases in fiscal 2004 are limited to $10,810,000.

(D)  The following table shows certain information as of August 31, 2003 with respect to compensation plans under which common shares of the Company are authorized for issuance:

Equity Compensation Plan Information

(c)
	(a)		Number of Common
	Number of	(b)	Shares remaining
	Common Shares	Weighted-	available for future
	to be issued upon	average exercise	issuance under
	exercise of	price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))

Equity compensation plans approved by security holders	1,129,301	$24.00	350,200
Equity compensation plans not approved by security holders	0	0	0

Total	1,129,301	$24.00	350,200

ITEM 6.       SELECTED FINANCIAL DATA

Selected Financial Data (1)
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except percents, per share, shareholder and employee data)

	5 Year Average Growth	2003	2002	2001	2000	1999	1998

Operating Results
Orders	5.6%	$546,357	$508,943	$427,275	$412,948	$373,135	$416,989
Ending backlog		111,375	125,665	143,522	80,484	74,330	96,022
Sales	5.1	560,775	526,373	425,902	406,714	400,142	436,474
Gross profit (2)	3.5	188,816	173,764	140,734	140,234	136,166	158,713
EBIT (2, 3, 4)	(8.4)	38,709	40,947	43,236	43,572	33,288	60,142
Net income (2, 3)	(14.4)	14,368	14,503	19,631	18,056	11,849	31,230

Financial Condition
Total assets		$704,456	$679,925	$660,260	$495,679	$493,852	$501,008
Total debt		193,603	208,446	258,894	177,864	191,272	206,242
Shareholders’ equity		287,006	260,493	197,902	167,182	154,226	150,763
Total capitalization		480,609	468,939	456,796	345,046	345,498	357,005
Performance Statistics
Percent of sales:
Gross profit (2)		33.7%	33.0%	33.0%	34.5%	34.0%	36.4%
EBIT (2, 3)		6.9	7.8	10.2	10.7	8.3	13.8
Debt as a % of total capitalization		40.3	44.5	56.7	51.5	55.4	57.8
EBIT return on average net assets		8.0	8.9	12.4	12.6	9.3	16.7
Net income return on avg. equity		5.2	6.7	11.2	11.2	7.8	22.7
Per Share Data
Net income per share, diluted (2,3)	(16.3)%	$1.00	$1.15	$1.63	$1.53	$1.06	$2.43
Dividends declared	0.5	0.22	0.22	0.22	0.22	0.22	0.215
Market price of common stock:
High		$22.77	$29.28	$29.25	$24.50	$25.88	$40.50
Low		13.29	18.91	21.56	15.19	15.69	23.00
Close	(0.9)%	22.73	18.91	28.38	23.88	23.50	23.75
P/E ratio at August 31, diluted		22.7	16.4	17.4	15.6	22.2	9.8
Other Data
Cash flow from operations		$45,636	$44,540	$30,984	$36,040	$39,463	$48,574
Capital expenditures, net		7,869	15,112	20,200	19,842	11,612	23,020

Free cash flow (5)		37,767	29,428	10,784	16,198	27,851	25,554

Amortization (3)		$2,189	$2,015	$8,187	$8,077	$7,660	$7,670
Depreciation		20,093	20,028	16,161	16,293	16,861	15,846
Enterprise value (6)	2.2%	521,483	479,483	591,650	439,493	448,386	468,015
Shares outstanding at year end		14,425	14,333	11,726	10,956	10,941	11,022
Average diluted shares (7)		16,492	14,688	13,465	13,416	13,535	13,906
Number of shareholders (8)		2,875	2,809	2,885	2,932	3,256	3,326
Number of employees		3,904	3,921	4,334	3,284	3,244	3,071

Notes to Selected Financial Data
(1)	Fiscal 2003 reflected the acquisition of Tarby on November 15, 2002. Fiscal 2001 reflected the acquisition of Romaco on August 31, 2001. The August 31, 2001 consolidated balance sheet data included Romaco, but the fiscal 2001 consolidated income statement data did not include Romaco. Fiscal 1998 reflected the acquisitions of Flow Control Equipment, Inc. and Technoglass S.p.A

(2)	Fiscal 2001 included charges of $2,492,000 related to our global reorganization program, including inventory write-downs of $1,000,000 that are included in gross profit. Fiscal 2000 included charges of $409,000 relating to the closure of our Fairfield, California manufacturing facility, a gain of $918,000 related to the sale of our Fairfield facility and a charge of $500,000 related to Universal Glasteel Equipment, Inc. Fiscal 1999 included charges of $4,769,000 primarily for the closure of our Fairfield facility and severance and early retirement costs of $1,600,000. These special items decreased fiscal 2001 net income by $1,670,000 ($0.12 per diluted share), increased fiscal 2000 net income by $6,000 ($0.00 per diluted share) and decreased fiscal 1999 net income by $4,204,000 ($0.31 per diluted share). See Note 5 of Notes to Consolidated Financial Statements.

(3)	In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established accounting and reporting standards for intangible assets and goodwill. It required that goodwill and certain intangible assets no longer be amortized to earnings, but instead be reviewed periodically for impairment. We adopted this pronouncement as of the beginning of fiscal 2002. Had the new pronouncement been adopted at the beginning of fiscal 1998 (i) goodwill amortization in the following amounts would not have been recorded in the periods indicated: fiscal 2001, $5,420,000; fiscal 2000, $5,541,000; fiscal 1999, $5,439,000; and fiscal 1998, $4,798,000; and (ii) net income per diluted share in the periods indicated would have been as follows: fiscal 2001, $1.88; fiscal 2000, $1.80; fiscal 1999, $1.32; and fiscal 1998, $2.65.

(4)	EBIT represents income before interest and income taxes and is reconciled to net income on our Consolidated Income Statement. EBIT is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income as a measure of our operating results.

(5)	Free Cash Flow represents net cash and cash equivalents provided by operating activities, less capital expenditures. Free Cash Flow is used as a measure of cash generated for acquisitions and financing activities. Free Cash Flow is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, and should not be considered as an alternative to cash flow as a measure of our liquidity.

(6)	Market capitalization of shares outstanding at year end plus total debt.

(7)	Fiscal 2003 reflected an additional 2,090,000 shares, fiscal 2002 and fiscal 2001 reflected an additional 2,190,000 shares, fiscal 2000 reflected an additional 2,297,000 shares and fiscal 1999 and fiscal 1998 reflected an additional 2,385,000 shares related to the convertible notes outstanding.

(8)	As of September 1, 2003, we had 545 shareholders of record. Based on requests from brokers and other nominees, we estimate there were an additional 2,330 shareholders.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the pharmaceutical, energy and industrial markets worldwide. In our estimation our principal brand names – Pfaudler®, Moyno®, Chemineer®, Laetus®, FrymaKoruma®, Siebler®, Hapa® and Hercules® – hold the number one or two market share position in the niche markets they serve. We operate with three market focused business segments: Pharmaceutical, Energy and Industrial.

During the past five years, our strategy has been to increase our focus on high-growth markets, such as pharmaceutical and energy, and to broaden our international presence. In furtherance of this strategy, on August 31, 2001, we acquired Romaco, a European-based manufacturer of processing, dosing, filling, printing and security equipment for the pharmaceutical and healthcare industries. Our acquisition of Romaco, which had sales of approximately $142 million in our fiscal 2001, expands the breadth of our pharmaceutical capabilities and positions us as a leading supplier of primary and secondary processing equipment to the growing pharmaceutical market. With the addition of Romaco, our international sales increased to approximately 63% of fiscal 2003 sales from 45% of our fiscal 2001 sales.

The total purchase price of Romaco was $130.1 million. At closing in fiscal 2001, we paid consideration of $95.2 million as follows: $38.7 million in cash, $2.2 million in a five-year subordinated note, the assumption of net debt of $38.9 million and 600,000 of our common shares valued at $15.4 million. In the second quarter of fiscal 2002, we made an additional payment based on Romaco’s sales and operating performance for calendar year 2001 of $32.1 million, half of which was in cash and half of which was in a five-year subordinated note. We also incurred acquisition costs of $2.8 million in fiscal 2002. We completed the Romaco acquisition as of the end of fiscal 2001, therefore, the acquisition had no impact on our results of operations in fiscal 2001. Pro forma result references throughout this discussion give effect to the Romaco acquisition as if it were made at the beginning of fiscal 2001.

In our Industrial Segment, we will pursue strategic acquisitions if cost structure can be improved or market share protected. On November 15, 2002, we purchased the stock of Tarby, Inc (“Tarby”) for $13.1 million. Tarby is a manufacturer and marketer of progressive cavity pumps and components for the general industrial and municipal wastewater markets. Included in our fiscal 2003 operating results are sales of $6.2 million and EBIT of $1.5 million from Tarby since the date of acquisition.

Results of Operations

The following tables present components of our consolidated income statement and segment information.

Consolidated	2003	2002	2001

Sales	100.0%	100.0%	100.0%
Cost of sales	66.3	67.0	67.0

Gross profit	33.7	33.0	33.0
SG&A expenses	26.4	24.8	20.6
Amortization	0.4	0.4	1.9
Other	0.0	0.0	0.3

EBIT	6.9%	7.8%	10.2%

By Segment	2003	2002	2001

	(In thousands, except percents)
Pharmaceutical:
Sales	$342,415	$319,412	$171,403
EBIT	21,401	27,895	17,349
EBIT %	6.3%	8.7%	10.1%
Energy:
Sales	$95,487	$91,381	$113,906
EBIT	20,941	18,773	26,078
EBIT %	21.9%	20.5%	22.9%
Industrial:
Sales	$122,873	$115,580	$140,593
EBIT	8,791	5,279	8,445
EBIT %	7.2%	4.6%	6.0%
Total:
Sales	$560,775	$526,373	$425,902
EBIT	38,709	40,947	43,236
EBIT %	6.9%	7.8%	10.2%

Fiscal Year Ended August 31, 2003 Compared with Fiscal Year Ended August 31, 2002

Sales for the fiscal year ended August 31, 2003 were $560.8 million, an increase of $34.4 million or 6.5% over the prior fiscal year. The impact of exchange rates, the translation of sales from non-U.S. operations into U.S. dollars, accounted for $39.1 million of sales.

The Pharmaceutical segment had sales of $342.4 million in fiscal 2003 compared with $319.4 million in the same period of fiscal 2002. The impact of exchange rates increased sales by $39.7 million resulting in a volume decrease of $16.7 million. The decline in sales volumes is in both our Romaco and Reactor Systems units and is due to weak market conditions in Europe.

The Energy segment had sales of $95.5 million in fiscal 2003 compared with $91.4 million in the same period of fiscal 2002, an increase of $4.1 million, or 4.5%. Most of this increase in sales has occurred in the last quarter of our fiscal year and is due to higher rig counts as a result of higher crude oil and natural gas prices and increased sales in Venezuela.

The Industrial segment had sales of $122.9 million in fiscal 2003 compared with $115.6 million in fiscal 2002, an increase of $7.3 million, or 6.3%. Our acquisition of Tarby on November 15, 2002, accounted for $6.2 million of this increase. The remaining increase is a result of an improving industrial economic environment in North America in the latter part of our fiscal year.

EBIT in fiscal 2003 was $38.7 million compared with $40.9 million in fiscal 2002.

The Pharmaceutical segment had EBIT of $21.4 million in fiscal 2003 compared with $27.9 million in fiscal 2002, a decline of $6.5 million. Of this decrease, $5.5 million related to the aforementioned sales volume decrease of $16.7 million, excluding the impact of exchange rates, with the remainder of the decline due to lower pricing in Europe for glass-lined reactor vessels.

The Energy segment had EBIT of $20.9 million in fiscal 2003 compared with $18.8 million in fiscal 2002, an increase of $2.1 million, or 11.2%. Two thirds of this increased EBIT is a result of higher sales volumes, with the remaining increase coming from cost reduction programs implemented in fiscal 2002 that were fully realized in fiscal 2003.

The Industrial segment had EBIT of $8.8 million in fiscal 2003 compared with $5.3 million in fiscal 2002, an increase of $3.5 million. The Tarby acquisition accounted for $1.5 million of this increase. The remaining increase in EBIT is due to slightly higher sales volumes and cost saving measures undertaken in fiscal 2002 that were realized in fiscal 2003.

Interest expense decreased from $17.6 million in fiscal 2002 to $15.6 million in fiscal 2003. This was due to lower average debt levels resulting from cash flow generated in fiscal 2003 and our secondary stock offering in June of fiscal 2002 that raised net proceeds of $53.2 million. Our effective interest rate was 7.3% in fiscal 2003 and 7.0% in fiscal 2002.

Net income and net income per diluted share in fiscal 2003 were $14.4 million and $1.00 compared with $14.5 million and $1.15 in fiscal 2002. The lower net income is a result of the items mentioned above, and the relatively larger decline in net income per share is a result of having 1.8 million more average common shares outstanding as a result of the secondary stock offering in June of fiscal 2002.

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

EBIT in fiscal 2002 was $40.9 million compared with $43.2 million in fiscal 2001. In the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which required that goodwill no longer be amortized. The adoption of SFAS No.142 resulted in a $5.4 million reduction in amortization in fiscal 2002. In addition, in the third quarter of fiscal 2001, we consolidated operations in England, Mexico and the Asia-Pacific region to strengthen our market presence and achieve more effective channels to market. We also discontinued certain product offerings in our Chemineer and Moyno businesses to improve our long-term competitive position through a more cost-effective product focus. We incurred a charge of $2.3 million, $1.3 million of which related to severance and other costs associated with the regional consolidations and the balance of which related to inventory write-downs from discontinued product offerings. There were additional costs in the third and fourth quarters of fiscal 2001 totalling $0.2 million that we expensed as incurred primarily for equipment relocation, marketing and employee training. As of August 31, 2001, we had paid all costs related to the global reorganization program without any changes in estimates.

The Pharmaceutical segment had EBIT of $27.9 million in fiscal 2002 compared with $17.3 million in fiscal 2001. On a pro forma basis, the Pharmaceutical segment EBIT in fiscal 2002 increased by $1.9 million over the prior year period. The increase in EBIT in 2002 is due to lower amortization of $1.5 million and global reorganization costs recorded in fiscal 2001 of $.2 million.

The Energy segment had EBIT of $18.8 million in fiscal 2002 compared with $26.1 million in fiscal 2001, a decrease of $7.3 million, or 28.0%. The decline in Energy segment sales reduced EBIT by $8.5 million. In addition, there were increased research and development costs and a change in sales mix from higher-margin exploration products to lower-margin wellhead products. Offsetting these items was lower amortization in fiscal 2002 of $1.8 million.

The Industrial segment had EBIT of $5.3 million in fiscal 2002 compared with $8.4 million in fiscal 2001, a reduction of $3.1 million, while sales decreased by $25.0 million. The Industrial segment had lower amortization in fiscal 2002 of $2.8 million, and global reorganization costs recorded in fiscal 2001 were $2.2 million. Therefore, the decrease in fiscal 2002 EBIT excluding these items was $8.1 million. The reduction was due to lower overall sales volumes and reduced selling prices resulting from the weak markets into which this segment sells. EBIT was also negatively impacted by the mix of products sold as the volume of high-margin industrial pump aftermarket products declined significantly.

Interest expense increased from $12.3 million in fiscal 2001 to $17.6 million in fiscal 2002. This was due to higher average debt levels resulting from the acquisition of Romaco. Our effective interest rate was 7.0% in fiscal 2002 and 6.9% in fiscal 2001.

Our effective tax rate was 33.5% in fiscal 2002 compared with 33.1% in fiscal 2001. Net deferred income tax assets of $2.6 million at August 31, 2002 primarily related to U.S. operations.

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

Liquidity and Capital Resources

Operating Activities

In fiscal 2003, our cash flow from operations was $45.6 million compared with $44.5 million in fiscal 2002. The continued strong cash flow from operations was due to our actions to conserve cash in reaction to the weak economic environment. Because of these actions, working capital was reduced by $5.4 million in fiscal 2003, excluding the effects of changes in exchange rates.

We expect our fiscal 2004 operating cash flow to be adequate to fund the fiscal year 2004 operating needs, scheduled debt services, shareholder dividend requirements and planned capital expenditures of approximately $20.0 million. Our planned capital expenditures are related to additional production capacity, cost reductions and replacement items.

Investing Activities

Our capital expenditures were $7.9 million in fiscal 2003, down from $15.1 million in fiscal 2002. We also paid $13.1 million to purchase the stock of Tarby in fiscal 2003.

Financing Activities

On February 10, 2003, in a non-cash transaction we exchanged $40.0 million of existing 6.5% Convertible Subordinated Notes due 2003 for an equal amount of 8.0% Convertible Subordinated Notes due 2008. The 8.0% Convertible Subordinated Notes are convertible into our common shares at $22.50 per share. On April 16, 2003, we redeemed the remaining $19.7 million of 6.5% Convertible Subordinated

Notes. The redemption price was 100% of the principal amount. We used proceeds from our revolving credit loan to pay for the redemption.

On October 7, 2003, we entered into an amended Credit Agreement. Under this agreement, which provides for borrowings on a revolving credit basis up to a maximum of $125.0 million, there was $12.6 million in outstanding indebtedness at October 7, 2003, and of the remaining capacity, $32.0 million was available for borrowing under the applicable financial covenants.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Significant estimates made by us include the allowance for doubtful accounts, inventory valuation, deferred tax asset valuation allowance, warranty accruals, litigation, product liability, environmental accruals and retirement benefit obligations.

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

Warranty obligations are contingent upon product failure rates, material required for the repairs and service delivery costs. We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales. We record litigation, product liability and environmental reserves based upon a case-by-case analysis of the facts, circumstances and estimated costs. Retirement benefit obligations are affected by a number of estimates made by us in consultation with independent actuaries, including, the discount rate, long-term rate of return on plan assets and assumed increases for wage rate and health care costs.

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

Goodwill

As of September 1, 2001, we adopted two new accounting standards issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 141, “Business Combinations,” eliminated the pooling method of accounting for all business combinations initiated after June 30, 2001, and addressed the initial recognition and measurement of goodwill and intangible assets acquired in a business combination. Accordingly, we applied the provisions of SFAS No. 141 to all business combinations initiated after June 30, 2001. We also adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective September 1, 2001. Goodwill amortization ceased upon adoption of the standard, and the required impairment tests were performed. Results of these impairment tests have not generated any impairment loss to date. Goodwill is tested on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated, are performed at the end of our first quarter. Losses, if any, resulting from impairment tests will be reflected in operating income in our income statement.

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

New Accounting Pronouncements

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this interpretation were applied to guarantees issued or modified after December 31, 2002. Effective December 1, 2002, we adopted Financial Interpretation No. 45 and it did not have a material effect on our financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to apply Accounting Principles Board Opinion No. 25 for the method used to account for stock-based employee compensation arrangements, where applicable, but have adopted the new disclosure requirements of SFAS 148 (see Note 11).

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The adoption of Financial Interpretation No. 46 had no effect on our financial statements.

ITEM 7A.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our main foreign exchange rate exposures relate to assets, liabilities and cash flows denominated in British pounds, euros and Canadian dollars and the general economic exposure that fluctuations in these currencies could have on the U.S. dollar value of future non-U.S. cash flows. To illustrate the potential impact of changes in foreign currency exchange rates on us for fiscal 2003, the net unhedged exposures in each currency were remeasured assuming a 10% decrease in foreign exchange rates compared with the U.S. dollar. Using this method, our EBIT and cash flow from operations for fiscal 2003 would have decreased by $2.1 million and $1.0 million, respectively. This calculation assumed that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes may also affect the volume of sales or the foreign currency sales prices as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not include any effects of potential changes in sales levels or local currency prices.

We also have market risk exposure to interest rates. At August 31, 2003, we had $193.6 million in interest-bearing debt obligations subject to market risk exposure due to changes in interest rates. To manage our exposure to changes in interest rates, we attempt to maintain a balance between fixed and variable rate debt. We expect this balance in the debt profile to moderate our financing cost over time. We are limited in our ability to refinance our fixed rate debt. However, we have the ability to change the characteristics of our fixed rate debt to variable rate debt through interest rate swaps to achieve our objective of balance. At August 31, 2003, we had entered into an interest rate swap agreement that effectively modifies a portion of our fixed rate debt to floating rate debt. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of underlying principal amounts. The mark-to-market values of both the fair value hedging instrument and the underlying debt obligation were equal and recorded as offsetting gains and losses in current period earnings. The fair value hedge qualifies for treatment under the short-cut method of measuring effectiveness. As a result, there was no impact on earnings due to hedge ineffectiveness. The interest rate swap agreement totals $30.0 million, expires in 2008 and allows us to receive an effective interest rate of 6.76% and pay an interest rate based on LIBOR.

At August 31, 2003, $141.6 million of our outstanding debt was at fixed rates with a weighted average interest rate of 7.5% and $52.0 million was at variable rates with a weighted average interest rate of 4.7%. The estimated fair value of our debt at August 31, 2003 was approximately $191.6 million. The following table presents the aggregate maturities and related weighted average interest rates of our debt obligations at August 31, 2003 by maturity dates:

	U.S. Dollar		U.S. Dollar		Non-U.S. Dollar		Non-U.S. Dollar
	Fixed Rate		Variable Rate		Fixed Rate		Variable Rate

Maturity Date	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

	(In thousands, except percents)
2004	$0	0.00%	$700	4.00%	$4,086	4.87%	$2,533	5.48%
2005	125	6.00	3,900	4.62	1,439	4.36	7,628	4.94
2006	0	0.00	700	4.00	23,565	9.77	3,628	3.99
2007	0	0.00	0	0.00	846	3.77	1,099	2.55
2008	80,000	7.38	30,000	4.92	825	3.71	1,099	2.55
Thereafter	30,000	6.84	0	0.00	740	2.83	690	2.55

Total	$110,125	7.23%	$35,300	4.85%	$31,501	8.41%	$16,677	4.40%

Fair value	$108,125		$35,300		$31,501		$16,677

Following is information regarding our long-term contractual obligations and other commitments outstanding as of August 31, 2003:

	Payments Due by Period

			Two to
Long-term contractual		One year	three	Four to	After five
obligations	Total	or less	years	five years	years

	(In thousands)
Debt obligations	$193,603	$7,319	$40,985	$113,869	$31,430
Capital lease obligations	0	0	0	0	0
Operating leases (1)	18,665	4,763	6,948	4,535	2,419
Unconditional purchase obligations	0	0	0	0	0

Total contractual cash obligations	$212,268	$12,082	$47,933	$118,404	$33,849

(1)  Operating leases consist primarily of building and equipment leases.

	Amount of Commitment Expiration Per Period

			Two to
Other commercial		One year	three	Four to	After five
commitments	Total	or less	years	five years	years

	(In thousands)
Lines of credit	$0	$0	$0	$0	$0
Standby letters of credit	22,187	22,187	0	0	0
Guarantees	0	0	0	0	0
Standby repurchase obligations	0	0	0	0	0
Other commercial commitments	1,660	675	925	60	0

Total commercial commitments	$23,847	$22,862	$925	$60	$0

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEET
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except share data)

	August 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$12,347	$10,534
Accounts receivable	117,896	113,711
Inventories	96,196	92,446
Other current assets	10,480	12,318
Deferred taxes	7,469	11,304

Total Current Assets	244,388	240,313
Goodwill	294,904	271,948
Other Intangible Assets	15,844	17,604
Other Assets	7,357	6,201
Property, Plant and Equipment	141,963	143,859

	$704,456	$679,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$49,588	$41,964
Accrued expenses	85,158	81,104
Current portion of long-term debt	7,319	4,526

Total Current Liabilities	142,065	127,594
Long-Term Debt — Less Current Portion	186,284	203,920
Deferred Taxes	7,860	8,708
Other Long-Term Liabilities	72,622	70,863
Minority Interest	8,619	8,347
Shareholders’ Equity:
Common stock-without par value:
Authorized shares-40,000,000
Issued shares-14,425,682 in 2003 (14,334,927 in 2002)	104,984	103,952
Treasury shares-308 in 2003 (1,429 in 2002)	(10)	(29)
Retained earnings	187,845	176,627
Accumulated other comprehensive (loss):
Foreign currency translation	5,175	(9,401)
Minimum pension liability	(10,988)	(10,656)

Total	(5,813)	(20,057)

	287,006	260,493

	$704,456	$679,925

See Notes to Consolidated Financial Statements

CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except share and per share data)

				Accumulated
				Other
	Common	Treasury	Retained	Comprehensive
	Shares	Shares	Earnings	(Loss)	Total

Balance at September 1, 2000	$33,586	$(5,792)	$147,664	$(8,276)	$167,182
Net income			19,631		19,631
Change in foreign currency translation				(2,757)	(2,757)
Change in minimum pension liability				(2,262)	(2,262)

Comprehensive income					14,612
Cash dividends declared, $0.22 per share			(2,431)		(2,431)
Stock options exercised, 130,266 shares	(1,473)	2,788			1,315
Proceeds from share sales, 38,958 shares	121	854			975
Stock issued for acquisition, 600,000 shares	15,354				15,354
Performance stock award expense	126				126
Tax benefit of stock options exercised	769				769

Balance at August 31, 2001	48,483	(2,150)	164,864	(13,295)	197,902
Net income			14,503		14,503
Change in foreign currency translation				1,501	1,501
Change in minimum pension liability				(8,263)	(8,263)

Comprehensive income					7,741
Cash dividends declared, $0.22 per share			(2,740)		(2,740)
Stock options exercised, 167,500 shares	604	1,921			2,525
Proceeds from share sales, 2,440,323 shares	54,267	200			54,467
Performance stock award expense	(126)				(126)
Tax benefit of stock options exercised	724				724

Balance at August 31, 2002	103,952	(29)	176,627	(20,057)	260,493
Net income			14,368		14,368
Change in foreign currency translation				14,576	14,576
Change in minimum pension liability				(332)	(332)

Comprehensive income					28,612
Cash dividend declared, $0.22 per share			(3,150)		(3,150)
Stock options exercised, 36,000 shares	357				357
Proceeds from share sales, 55,876 shares	519	19			538
Tax benefit of stock option exercised	156				156

Balance at August 31, 2003	$104,984	$(10)	$187,845	$(5,813)	$287,006

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENT
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except per share data)

	Years ended August 31,
	2003	2002	2001

Sales	$560,775	$526,373	$425,902
Cost of sales	371,959	352,609	285,168

Gross profit	188,816	173,764	140,734
Selling, general and administrative expenses	147,918	130,802	87,844
Amortization	2,189	2,015	8,187
Other	0	0	1,467

Income before interest and income taxes	38,709	40,947	43,236
Interest expense	15,628	17,565	12,312

Income before income taxes and minority interest	23,081	23,382	30,924
Income tax expense	7,729	7,831	10,229
Minority interest	984	1,048	1,064

Net income	$14,368	$14,503	$19,631

Net income per share:
Basic	$1.00	$1.17	$1.78

Diluted	$1.00	$1.15	$1.63

See Notes to Consolidated Financial Statements

CONSOLIDATED CASH FLOW STATEMENT
Robbins & Myers, Inc. and Subsidiaries
(In thousands)

	Years Ended August 31,
	2003	2002	2001

OPERATING ACTIVITIES
Net income	$14,368	$14,503	$19,631
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	20,093	20,028	16,161
Amortization	2,189	2,015	8,187
Deferred taxes	3,619	9,369	3,306
Asset impairment charges	0	0	1,000
Performance stock awards	0	(126)	126
Changes in operating assets and liabilities - excluding the effects of acquisitions:
Accounts receivable	3,392	(3,107)	(2,390)
Inventories	2,807	22,269	(6,408)
Other current assets	2,761	1,398	(220)
Other assets	(4,050)	(455)	(207)
Accounts payable	4,815	(2,897)	(3,143)
Accrued expenses and other liabilities	(4,358)	(18,457)	(5,059)

Net cash and cash equivalents provided by operating activities	45,636	44,540	30,984

INVESTING ACTIVITIES
Capital expenditures, net of nominal disposals	(7,869)	(15,112)	(20,200)
Purchase of Tarby	(13,146)	0	0
Proceeds from sale-leaseback arrangements	0	4,905	0
Amended credit agreement fees	0	(1,911)	0
Purchase of Romaco, net of cash acquired	0	(18,823)	(38,703)
Purchase of Rodec and ABI	0	0	(6,008)
Purchase of Chemineer de Mexico	0	0	(523)

Net cash and cash equivalents used by investing activities	(21,015)	(30,941)	(65,434)

FINANCING ACTIVITIES
Proceeds from debt borrowings	72,485	29,836	69,828
Payments of long-term debt	(93,038)	(103,275)	(30,359)
Proceeds from sale of common stock	895	56,992	2,290
Dividends paid	(3,150)	(2,740)	(2,431)

Net cash and cash equivalents (used) provided by financing activities	(22,808)	(19,187)	39,328

Increase (decrease) in cash and cash equivalents	1,813	(5,588)	4,878
Cash and cash equivalents at beginning of year	10,534	16,122	11,244

Cash and cash equivalents at end of year	$12,347	$10,534	$16,122

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Robbins & Myers, Inc. and Subsidiaries

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES
Consolidation

The consolidated financial statements include the accounts of Robbins & Myers, Inc. (“we,” “our”) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. All of our operations are conducted in producing and selling original and used equipment and aftermarket parts in the pharmaceutical and healthcare, general industrial and oil and gas exploration and recovery industries.

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

     Changes in our product warranty liability during the year are as follows:

	2003	2002

	(In thousands)
Balance at beginning of the fiscal year	$9,405	$10,176
Warranties issued	1,677	2,219
Settlements made	(1,772)	(2,729)
Changes in liability for pre-existing warranties, including expirations	0	(261)

Balance at end of the fiscal year	$9,310	$9,405

Income Statement

Research and development costs are expensed as incurred. Research and development costs in fiscal 2003, 2002 and 2001 were $6,426,000, $6,214,000 and $2,183,000, respectively. Shipping and handling costs are included in cost of sales.

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

     Our policy is to provide U.S. income taxes on non-U.S. income when remitted to the U.S. We do not provide U.S. income taxes on the remaining undistributed non-U.S. income, which aggregated $45,300,000 at August 31, 2003, as it is our intention to maintain our investments in these operations.

Consolidated Cash Flow Statement

Cash and cash equivalents consist of cash balances and temporary investments having an original maturity of 90 days or less.

Fair Value of Financial Instruments

The following methods and assumptions were used by us in estimating the fair value of financial instruments:

      Cash and cash equivalents - The amounts reported approximate market value.

Long-term debt – The market value of our debt is $191,603,000 at August 31, 2003 and $205,464,000 at August 31, 2002. These amounts are based on the terms, interest rates and maturities currently available to us for similar debt instruments.

      Foreign exchange contracts - The amounts reported are estimated using quoted market prices for similar instruments.

Common Stock Plans

Common stock plans involving the issuance of stock options are accounted for as using the intrinsic method in accordance with APB Opinion No. 25 (“APB No. 25”) “Accounting for Stock Issued to Employees and Related Interpretations.” Common stock plans involving the issuance of a variable number of shares based on performance are accounted for as compensatory plans.

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

NOTE 2 - BUSINESS ACQUISITIONS

On November 15, 2002, we purchased the stock of Tarby, Inc. (“Tarby”) for $13,146,000. Tarby is a manufacturer and marketer of progressing cavity pumps and components for the general industrial and municipal wastewater markets with annual sales of approximately $6,000,000.

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

     On August 31, 2001, we purchased the stock of Romaco N.V. and subsidiaries, a Netherland Antilles corporation (“Romaco”). Romaco is a leading supplier of processing and packaging equipment for the pharmaceutical, healthcare and cosmetics industries with pro forma fiscal year 2001 sales of $142,217,000. The total purchase price of Romaco was $130,111,000. At closing in fiscal 2001, we paid consideration of $95,238,000 as follows: $38,703,000 in cash, $2,235,000 in a five-year subordinated note, the assumption of net debt of $38,946,000 and 600,000 of our common shares valued at $15,354,000. In fiscal 2002, we made an additional payment of $32,100,000 based on Romaco’s sales and operating performance for calendar year 2001, half of which was in cash and half of which was in a five-year subordinated note, and we incurred acquisition costs of $2,773,000. We completed the Romaco acquisition at the end of fiscal 2001, therefore, the acquisition had no impact on our results of operations in fiscal 2001.

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

     Since the Romaco acquisition occurred on August 31, 2001, the results of their operations were not included in our fiscal 2001 Consolidated Income Statement. Following are our unaudited pro forma consolidated results of operations assuming the acquisition of Romaco had occurred at the beginning of fiscal 2001. In preparing the pro forma data, adjustments were made to the historical financial information. These were primarily interest costs related to financing the transaction, adjustments to the corporate costs and income taxes. There was no amortization of the Romaco goodwill included in the pro forma amounts.

2001

(In thousands, except
per share data)
Sales	$568,119
Net income	22,693
Basic net income per share	1.95
Diluted net income per share	1.78

     On June 30, 1999, we purchased 51% of Chemineer de Mexico, S.A. de C.V. (“Chemineer de Mexico”), a Mexican corporation and its licensee in Mexico for $1,600,000. On December 31, 1999, we purchased an additional 16.3% of Chemineer de Mexico for $261,000. The remaining 32.7% of Chemineer de Mexico was purchased in April 2001 for $523,000.

NOTE 3—NEW ACCOUNTING PRONOUNCEMENT

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this interpretation were applied to guarantees issued or modified after December 31, 2002. Effective December 1, 2002, we adopted Financial Interpretation No. 45 and it did not have a material effect on our financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to apply APB No. 25 for the method used to account for stock-based employee compensation arrangements, where applicable, but have adopted the new disclosure requirements of SFAS 148 (see Note 11).

     In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The adoption of Financial Interpretation No. 46 had no effect on our financial statements.

     As of September 1, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard required that goodwill be separately disclosed from other intangible assets in the consolidated balance sheet, and no longer be amortized, but tested for impairment on a periodic basis. As required by SFAS No. 142, the annual impairment test was performed at the end of our first quarter, and a review was performed at year end with no indicators of impairment identified.

     In accordance with SFAS No. 142, we discontinued the amortization of goodwill effective September 1, 2001. A reconciliation of previously reported net income and net income per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect follows:

2001

(In thousands, except
per share data)
Reported net income	$19,631
Goodwill amortization, net of tax	3,404

Adjusted net income	$23,035

Basic net income per share:
Reported net income	$1.78
Goodwill amortization, net of tax	0.31

Adjusted net income	$2.09

Diluted net income per share:
Reported net income	$1.63
Goodwill amortization, net of tax	0.25

Adjusted net income	$1.88

NOTE 4 — BALANCE SHEET INFORMATION

Accounts receivable

	2003	2002

	(In thousands)

Allowances for doubtful accounts	$3,278	$2,717

Inventories

	2003	2002

	(In thousands)

FIFO:

Finished products	$36,291	$30,928

Work in process	24,716	23,981

Raw materials	41,297	43,682

	102,304	98,591

LIFO reserve, U. S inventories	(6,108)	(6,145)

	$96,196	$92,446

Non-U.S. inventories at FIFO	$64,000	$63,085

Property, plant and equipment

	2003	2002

	(In thousands)

Land and improvements	$16,289	$14,153

Buildings	82,576	75,492

Machinery and equipment	171,677	172,281

	270,542	261,926

Less accumulated depreciation	128,579	118,067

	$141,963	$143,859

Accrued expenses

	2003	2002

	(In thousands)

Salaries, wages and payroll taxes	$19,691	$13,266

Customer advances	15,385	19,831

Pension benefits	5,581	5,216

U.S. other postretirement benefits	2,000	2,000

Warranty costs	9,310	9,405

Accrued interest	4,000	4,068

Income taxes	3,560	2,647

Commissions	2,915	3,131

Other	22,716	21,540

	$85,158	$81,104

Other long-term liabilities

	2003	2002

	(In thousands)

German pension liability	$31,492	$28,555

U.S. other postretirement benefits	12,192	12,414

U.S. pension liability	15,045	15,139

Italian long-term tax liability	0	1,269

Other	13,893	13,486

	$72,622	$70,863

NOTE 5 - INCOME STATEMENT INFORMATION
Other

	2003	2002	2001

	(In thousands)
Plant closure costs	$0	$0	$(25)
Global reorganization costs	0	0	1,492

	$0	$0	$1,467

     In the third quarter of fiscal 2001, we consolidated operations in England, Mexico and the Asia-Pacific region in order to strengthen our market presence and achieve more effective channels to market. In addition, we discontinued selective product offerings in the Chemineer and Moyno businesses in order to improve long-term competitive positioning through a more cost-effective product focus. We incurred a charge of $2,300,000 with approximately $1,300,000 related to severance and other costs associated with the regional consolidations, and the balance related to inventory write-down from discontinued product offerings. There were additional costs in the third and fourth quarter of fiscal 2001 of $192,000 that were expensed as incurred primarily for equipment relocation, marketing and employee training. All costs related to the global reorganization program were paid as of August 31, 2001, with no changes in estimates made.

Minimum lease payments

Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 2003:

(In thousands)

2004	$4,763
2005	3,892
2006	3,056
2007	2,516
2008	2,019
Thereafter	2,419

$18,665

     Rental expense for all operating leases in 2003, 2002 and 2001 was approximately $5,704,000, $4,740,000 and $2,925,000, respectively.

NOTE 6 - CASH FLOW STATEMENT INFORMATION

In fiscal 2003, we recorded the following non-cash investing and financing transactions: exchange of $40,000,000 of existing 6.50% convertible subordinated notes for $40,000,000 of 8.00% convertible subordinated notes; $632,000 increase in deferred tax assets, $1,723,000 increase in long-term liabilities, $759,000 increase in pension intangible asset and $332,000 increase in the minimum pension liability related to our pension plans; and $156,000 increase in common stock and decrease in income tax payable related to the tax benefits of stock options exercised.

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

     Supplemental cash flow information consisted of the following:

	2003	2002	2001

		(in thousands)
Interest paid	$15,696	$17,789	$12,428
Taxes paid – net of refunds	3,829	1,670	15,733

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by operating segment, are as follows:

	Pharmaceutical	Energy	Industrial
	Segment	Segment	Segment	Total

		(In thousands)
Balance as of September 1, 2001	$110,159	$68,026	$42,463	$220,648
Goodwill acquired during the period	34,873	0	0	34,873
Non-cash opening balance sheet adjustments	7,980	0	0	7,980
Translation adjustments and other	8,126	72	249	8,447

Balance as of August 31, 2002	161,138	68,098	42,712	271,948
Goodwill acquired during the period	0	0	9,052	9,052
Translation adjustments and other	12,155	1,430	319	13,904

Balance as of August 31, 2003	$173,293	$69,528	$52,083	$294,904

     Information regarding our other intangible assets is as follows:

	2003			2002

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

			(In thousands)
Patents and Trademarks	$10,927	$5,124	$5,803	$10,052	$4,236	$5,816
Non-compete Agreements	10,790	8,274	2,516	10,750	7,803	2,947
Financing Costs	7,453	4,376	3,077	6,936	3,353	3,583
Pension Intangible	3,805	0	3,805	4,564	0	4,564
Other	5,234	4,591	643	3,592	2,898	694

Total	$38,209	$22,365	$15,844	$35,894	$18,290	$17,604

     We estimate that amortization expense will be approximately $2,000,000 for each of the next five years.

NOTE 8 - LONG-TERM DEBT

	2003	2002

	(in thousands)
Senior debt:
Revolving credit loan	$12,617	$10,444
Senior notes	100,000	100,000
Other	18,297	18,024
6.50% convertible subordinated notes	0	59,691
8.00% convertible subordinated notes	40,000	0
10.00% subordinated notes	22,689	20,287

Total debt	193,603	208,446
Less current portion	7,319	4,526

	$186,284	$203,920

     On October 7, 2003, we amended our Bank Credit Agreement (“Agreement”). The Agreement provides that we may borrow on a revolving credit basis up to a maximum of $125,000,000. All outstanding amounts under the Agreement are due and payable on October 7, 2006. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. At August 31, 2003, the weighted average interest rate for all amounts outstanding was 4.14%. Indebtedness under the Agreement is unsecured, except for guarantees by our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. Under this Agreement and other lines of credit, we have $112,000,000 of unused borrowing capacity. However, due to our financial covenants and outstanding standby letters of credit, we could only incur additional indebtedness of $32,000,000. We have $22,187,000 of standby letters of credit outstanding at August 31, 2003. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors.

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

     We have $22,689,000 of 10.00% Subordinated Notes (“Subordinated Notes”) denominated in euro with the former owner of Romaco. The Subordinated Notes are due in 2006 and interest is payable quarterly.

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

     Aggregate principal payments of long-term debt, for the five years subsequent to August 31, 2003, are as follows:

(In thousands)

2004	$7,319
2005	13,092
2006	27,893
2007	1,945
2008	111,924
2009 and thereafter	31,430

Total	$193,603

NOTE 9 - RETIREMENT BENEFITS

We sponsor two defined contribution plans covering most U.S. salaried employees and certain U.S. hourly employees. Contributions are made to the plans based on a percentage of eligible amounts contributed by participating employees. We also sponsor several defined benefit plans covering all U.S. employees and certain non-U.S. employees. Benefits are based on years of service and employees’ compensation or stated amounts for each year of service. Our funding policy is consistent with the funding requirements of applicable regulations. At August 31, 2003 and 2002, pension investments included 311,700 shares of our common stock.

     In addition to pension benefits, we provide health care and life insurance benefits for certain of our retired U.S. employees. Our policy is to fund the cost of these benefits as claims are paid.

     Retirement and other post-retirement plan costs are as follows:

	Pension Benefits

	2003	2002	2001

	(In thousands)

Service cost	$3,905	$4,031	$3,602

Interest cost	8,250	7,870	7,278

Expected return on plan assets	(6,244)	(6,752)	(7,049)

Amortization of prior service cost	752	746	593

Amortization of transition obligation	(173)	(212)	(202)

Recognized net actuarial losses (gains)	815	67	(148)

Net periodic benefit cost	$7,305	$5,750	$4,074

Defined contribution cost	$1,057	$1,077	$1,064

	Other Benefits

	2003	2002	2001

	(In thousands)

Service cost	$249	$297	$275

Interest cost	1,713	1,694	1,650

Net amortization	702	609	521

Net periodic benefit cost	$2,664	$2,600	$2,446

The funded status and amounts recorded in the balance sheet are as follows:

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

		(In thousands)
Change in benefit obligation:
Beginning of year	$128,067	$116,862	$25,343	$23,955
Service cost	3,905	4,031	249	297
Interest cost	8,250	7,870	1,713	1,694
Plan amendments	346	2,128	104	0
Currency exchange rate impact	3,993	3,110	0	0
Actuarial losses	407	2,122	1,110	3,493
Curtailment	0	0	(16)	(1,438)
Benefit payments	(8,330)	(8,056)	(2,886)	(2,658)

End of year	$136,638	$128,067	$25,617	$25,343

Change in plan assets:
Beginning of year	$71,898	$79,588	$0	$0
Actual return	4,525	(6,276)	0	0
Company contributions	9,377	6,642	2,886	2,658
Benefit payments	(8,330)	(8,056)	(2,886)	(2,658)

End of year	$77,470	$71,898	$0	$0

Funded status	$(59,168)	$(56,169)	$(25,617)	$(25,343)
Unrecognized net actuarial losses	25,770	24,081	9,154	8,545
Unrecognized transition obligation	(491)	(656)	0	0
Unamortized prior service cost	3,540	3,946	2,271	2,384

Amount recognized	$(30,349)	$(28,798)	(14,192)	$(14,414)

Recorded as follows:
Accrued expenses	$(5,581)	$(5,216)	$(2,000)	$(2,000)
Other long-term liabilities	(46,537)	(43,694)	(12,192)	(12,414)
Other assets	1,309	0	0	0
Intangible assets	3,805	4,564	0	0
Accumulated other comprehensive loss	16,655	15,548	0	0

	$(30,349)	$(28,798)	$(14,192)	$(14,414)

Deferred tax liability on accumulated other comprehensive loss	$(5,667)	$(4,892)	$0	$0

     Pension plans with accumulated (“ABO”) and projected (“PBO”) benefit obligations in excess of plan assets:

	2003	2002

	(In thousands)
Accumulated benefit obligation	$132,018	$123,275
Projected benefit obligation	136,638	128,067
Plan assets	77,470	71,898

     In 2003 and 2002, $33,504,000 and $30,287,000, respectively, of the unfunded ABO and $35,348,000 and $31,837,000, respectively, of the unfunded PBO related to our pension plan for our German operation. Funding of pension obligations is not required in Germany.

     Actuarial weighted average assumptions used to determine plan costs and liabilities are as follows:

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Weighted average assumptions:
Discount rate	6.50%	7.00%	6.50%	7.00%
Expected return on plan assets	8.50	9.00	N/A	N/A
Rate of compensation increase	4.50	5.50	N/A	N/A
Health care cost increase	N/A	N/A	9.0%-5.0%	10.0%-5.0%
Health care cost grading period	N/A	N/A	4 years	5 years

     The assumed health care trend rate has a significant effect on the amounts reported for health care benefits. A one percentage point change in assumed health care rate would have the following effects:

	Increase	Decrease

	(In thousands)
Service and interest cost	$72	$(68)
Postretirement benefit obligation	843	(808)

NOTE 10 - INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets and liabilities

	2003	2002

	(In thousands)
Assets:
Postretirement benefit obligations	$5,360	$5,027
Net operating loss carryforwards	679	551
U.S. credit carryforward	5,071	2,236
Other liabilities	1,430	2,260
Inventory allowances	3,476	3,332
Warranty reserve	2,074	2,294
Insurance reserve	797	842
Pension benefits	6,250	6,275
Other items	0	527

	25,137	23,344
Less valuation allowance	726	1,271

	24,411	22,073
Liabilities:
Tax depreciation in excess of book depreciation	8,373	6,438
Goodwill and purchased asset basis differences	15,441	12,512
Other items	988	527

	24,802	19,477

Net deferred tax (liability) asset	$(391)	$2,596

     The valuation allowance was related to the credit carryforwards that begin to expire in fiscal 2004. The net operating loss carryforwards begin to expire in fiscal 2006.

Expense

	2003	2002	2001

		(In thousands)
Current:
U.S. federal	$(627)	$(6,751)	$2,727
Non-U.S	4,799	5,877	3,925
U.S. state	(62)	(664)	271

	4,110	(1,538)	6,923
Deferred:
U.S. federal	1,505	6,863	2,961
Non-U.S	1,966	1,820	49
U.S. state	148	686	296

	3,619	9,369	3,306

	$7,729	$7,831	$10,229

Tax expense included in minority interest	$530	$395	$599

Non U.S. pretax income	$20,935	$23,521	$11,270

     A summary of the differences between the effective income tax rate attributable to operations and the statutory rate is as follows:

	2003	2002	2001

U.S. statutory rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of U.S. federal tax benefit	0.2	0.0	1.2
Foreign Sales Corporation/ETI	(1.5)	(1.5)	(4.2)
Non U.S. taxes higher (lower) than U.S. tax rates	0.6	(0.8)	(0.1)
Other items – net	(0.8)	0.8	1.2

	33.5%	33.5%	33.1%

NOTE 11 - COMMON STOCK

We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to officers and other key employees. In addition, we sponsor stock option and stock compensation plans for non-employee directors. Under the plans, the stock option price per share may not be less than the fair market value per share as of the date of grant. For officers and other key employees, outstanding grants become exercisable over a three year period, while options for non-employee directors are immediately exercisable. Proceeds from the sale of stock issued under option arrangements are credited to common stock. We make no charges or credits against earnings with respect to these options.

     Summaries of amounts issued under the stock option plans are presented in the following tables.

Stock option activity

		Weighted-
	Stock	Average Option
	Options	Price Per Share

Outstanding at September 1, 2000	1,013,900	$19.22
Granted	147,000	27.68
Exercised	(130,266)	10.10
Canceled	(10,500)	26.30

Outstanding at August 31, 2001	1,020,134	23.12
Granted	222,500	25.12
Exercised	(167,500)	15.07
Canceled	(333)	20.88

Outstanding at August 31, 2002	1,074,801	24.78
Granted	187,500	19.12
Exercised	(36,000)	9.92
Canceled/Expired	(97,000)	28.48

Outstanding at August 31, 2003	1,129,301	$24.00

Exercisable stock options at year-end

2001	730,081
2002	860,363
2003	788,159

Shares available for grant at year-end

2001	210,200
2002	537,700
2003	350,200

Components of outstanding stock options at August 31, 2003

		Weighted-
Range of		Average	Weighted-
Exercise	Number	Contract Life	Average
Price	Outstanding	in Years	Exercise Price

$7.75 - 23.00	452,134	7.08	$19.20
23.75 - 39.50	677,167	6.70	27.20

$7.75 - 39.50	1,129,301	6.85	$24.00

Components of exercisable stock options at August 31, 2003

Range of		Weighted-
Exercise	Number	Average
Price	Exercisable	Exercise Price

$7.75 - 23.00	276,646	$19.23
23.75 - 39.50	511,513	27.70

$7.75 - 39.50	788,159	$24.72

     We also sponsor a long-term incentive stock plan. Under this plan, selected participants receive performance units which convert into a variable number of restricted shares based on a three year measurement of how favorably the total return on our shares compares to the total shareholder return of selected peer companies (“Group”). The restricted shares earned range from 75% to 200% of the performance units awarded. The 75% threshold is earned when our return is at the 50th percentile of total shareholder return of the Group and 200% is earned when our return is at the 80th percentile or greater. No restricted shares are earned if our return is less than the median return of the Group. Restricted shares earned under the program are issued to the participants at the end of the three year measurement period and are subject to forfeit if the participant leaves our employment within the following two years. For the performance period ended August 31, 2003, no amounts were earned.

     Total after tax compensation expense (income) included in net income for all stock based awards was zero, $(84,000) and $84,000 for fiscal years 2003, 2002 and 2001, respectively. For purposes of pro forma disclosure as required by SFAS No. 148, the estimated fair value of options are amortized to expense over the options’ vesting period. The after tax compensation expense that would have been included in net income if the fair value method had been applied to all awards was $1,193,000, $1,154,000 and $547,000 in fiscal years 2003, 2002 and 2001, respectively. Our pro forma information is as follows:

	2003	2002	2001

	(In thousands, except per share data)
Pro forma net income	$13,175	$13,349	$19,084
Pro forma net income per share:
Basic	.92	1.08	1.73
Diluted	.92	1.07	1.59

     Pro forma information regarding net income and net income per share is required by SFAS No. 148, and has been determined as if we had accounted for stock options granted subsequent to August 31, 1995 under the fair value method of FASB Statement No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions:

	2003		2002		2001

Expected volatility of common stock	33.60%		33.50%		33.20%
Risk free interest rate	4.60		4.55		4.72
Dividend yield	.75		.75		.75
Expected life of option	6.90	yrs	6.90	yrs	6.90	yrs
Fair value at grant date	$16.00		$15.80		$11.49

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

NOTE 12 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	2003		2002	2001

	(In thousands, except per share data)
Numerator:
Basic:
Net Income	$14,368		$14,503	$19,631
Effect of dilutive securities:
Convertible debt interest	2,238		2,328	2,328

Income attributable to diluted shares	$16,606		$16,831	$21,959

Denominator:
Basic:
Weighted average shares	14,368		12,379	11,050
Effect of dilutive securities:
Convertible debt	2,090		2,190	2,190
Dilutive options and restricted shares	34		119	225

Diluted	16,492		14,688	13,465

Net income per share:
Basic:	$1.00		$1.17	$1.78
Diluted (reported):	$1.00	(a)	$1.15	$1.63
Diluted (computed):	$1.01	(a)

(a)	The computed diluted net income per share for fiscal year 2003 is $1.01. However diluted net income per share may not exceed basic net income per share. Therefore the reported diluted net income per share for fiscal year 2003 is $1.00.

NOTE 13 - BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Our operations are aggregated into three reportable business segments: Pharmaceutical, Energy and Industrial. Our Pharmaceutical segment includes our Reactor Systems and Romaco businesses and is primarily focused on the pharmaceutical and healthcare industries. Our Reactor Systems business designs, manufactures and markets primary processing equipment including glass-lined reactors and storage vessels. Our Romaco business designs, manufactures and markets secondary processing, dosing, filling, printing and security equipment. Our Energy segment designs, manufactures and markets equipment and systems used in oil and gas exploration and recovery. Our equipment and systems include hydraulic drilling power sections, down-hole pumps and a broad line of ancillary equipment, such as rod guides, rod and tubing rotators, wellhead systems, pipeline closure products and valves. Our Industrial segment is comprised of our Moyno, Tarby, Chemineer and Edlon businesses, which design, manufacture and market products that are used in specialty chemical, wastewater treatment and a variety of other industrial applications. The primary products are progressing cavity pump products, mixing and turbine agitation equipment, and fluoropolymer-lined products and accessories.

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

     The following tables provide information about our reportable business segments.

	2003	2002	2001

		(In thousands)
Unaffiliated Customer Sales:
Pharmaceutical (2)	$342,415	$319,412	$171,403
Energy (3)	95,487	91,381	113,906
Industrial (1)	122,873	115,580	140,593

Total	$560,775	$526,373	$425,902

Intersegment Sales:
Pharmaceutical (2)	$1,136	$934	$883
Energy (3)	0	0	0
Industrial (1)	0	0	0
Corporate and Eliminations	(1,136)	(934)	(883)

Total	$0	$0	$0

Depreciation and Amortization:
Pharmaceutical (2)	$10,562	$10,194	$7,563
Energy (3)	5,307	5,534	7,260
Industrial (1)	5,065	5,366	8,641
Corporate and Eliminations	1,348	949	884

Total	$22,282	$22,043	$24,348

EBIT:
Pharmaceutical (2)	$21,401	$27,895	$17,349	(4)
Energy (3)	20,941	18,773	26,078
Industrial (1)	8,791	5,279	8,445	(5)
Corporate and Eliminations	(12,424)	(11,000)	(8,636	)(6)

Total	$38,709	$40,947	$43,236

Identifiable Assets:
Pharmaceutical (2)	$416,215	$405,319	$352,167
Energy (3)	134,167	131,374	142,674
Industrial (1)	128,754	114,926	135,886
Corporate and Eliminations	25,320	28,306	29,533

Total	$704,456	$679,925	$660,260

Capital Expenditures:
Pharmaceutical (2)	$3,666	$8,761	$7,652
Energy (3)	2,253	682	5,805
Industrial (1)	1,878	5,505	6,674
Corporate and Eliminations	72	164	69

Total	$7,869	$15,112	$20,200

     Information about our operations in different geographical regions is presented below. Our primary operations are in the U.S. and Europe. Sales are attributed to countries based on the location of the customer.

	2003	2002	2001

		(In thousands)
Sales (1) (2) (3):
United States	$204,982	$209,713	$234,007
Europe	218,442	219,949	93,358
Other North America	51,889	42,834	49,714
South America	20,970	20,230	11,699
Asia and Australia	64,492	33,647	37,124

	$560,775	$526,373	$425,902

Identifiable Assets (1) (2) (3):
United States	$309,243	$299,943	$326,334
Europe	294,659	290,220	233,191
Other North America	37,968	33,340	38,418
South America	9,088	4,338	6,861
Asia	28,178	23,778	25,923
Corporate	25,320	28,306	29,533

	$704,456	$679,925	$660,260

(1)	Includes the operations of Tarby from the acquisition date of November 15, 2002.

(2)	Includes the balance sheet of Romaco on the acquisition date of August 31, 2001 and their operations in fiscal 2002.

(3)	Includes the operations of acquisitions from the respective dates of their acquisition: Rodec - December 12, 2000 and ABI - June 12, 2001.

(4)	Fiscal 2001 included costs of $244,000 related to our global reorganization program.

(5)	Fiscal 2001 included costs of $2,148,000 related to our global reorganization program.

(6)	Fiscal 2001 included costs of $100,000 for our global reorganization program.

NOTE 14 - QUARTERLY DATA (UNAUDITED)

	2003 Quarters

	1st	2nd	3rd	4th	Total

		(In thousands, except per share data)
Sales	$124,828	$134,155	$144,921	$156,871	$560,775
Gross profit	41,548	45,247	49,139	52,882	188,816
EBIT	7,043	8,850	11,439	11,377	38,709
Income before income taxes and minority interest	3,185	4,998	7,439	7,459	23,081
Net income	1,990	3,043	4,411	4,924	14,368
Net income per share:
Basic	$0.14	$0.21	$0.31	$0.34	$1.00
Diluted	0.14	0.21	0.30	0.33	$1.00
Weighted average common shares:
Basic	14,344	14,358	14,373	14,397	14,368
Diluted	16,568	16,643	16,534	16,224	16,492

	2002 Quarters

	1st	2nd	3rd	4th	Total

	(In thousands, except per share data)
Sales	$139,387	$130,002	$124,812	$132,172	$526,373
Gross profit	46,944	43,522	41,393	41,905	173,764
EBIT	12,625	11,227	9,365	7,730	40,947
Income before income taxes and minority interest	8,572	6,661	4,456	3,693	23,382
Net income	5,441	4,170	2,696	2,196	14,503
Net income per share:
Basic	$0.46	$0.35	$0.23	$0.16	$1.17
Diluted	0.43	0.34	0.23	0.16	1.15
Weighted average common shares:
Basic	11,773	11,832	11,894	14,020	12,379
Diluted	14,120	14,115	14,203	16,275	14,688

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A      CONTROLS AND PROCEDURES

     Based on a recent evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have been no significant changes in the Company’s internal controls or, to the Company's knowledge, in other factors that could significantly affect such internal controls subsequent to the date the Company carried out its evaluation.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Directors and Executive Officers

     The information required by this item relating to directors and executive officers of the Company is incorporated herein by reference to that part of the information under “Election of Directors” and “Security Ownership” in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on December 10, 2003. Certain information concerning executive officers of the Company appears under “Executive Officers of the Registrant” at Part 1 of this Report.

Code of Ethics

     The Company has a Code of Business Conduct (the “Code”) that applies to all employees, executive officers and directors of the Company. A copy of the Code is filed as Exhibit 14.1 to this Report and posted on the Company’s website. The Code also serves as a code of ethics for the Company’s chief executive officer, principal financial officer, principal accounting officer, controller, or any person performing similar functions (the “Senior Officers”). Any waiver of any provision of the Code granted to a Senior Officer may only be granted by the full Board of Directors or its Audit Committee. If a waiver is granted, information concerning the waiver will be posted on the Company’s website www.robbinsmyers.com for a period of 12 months.

Audit Committee Financial Expert

     The Company’s Board of Directors has determined that at least one person serving on its audit committee is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K. Mr. Dale L. Medford, a member of the audit committee, is an audit committee financial expert and is independent as that term is used in the Item 7(d)(3)(iv) of the Schedule 14A under the Exchange Act.

ITEM 11.       EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on December 10, 2003.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on December 10, 2003.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on December 10, 2003.

ITEM 14.       PRINICPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on December 10, 2003.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	FINANCIAL STATEMENTS

The following consolidated financial statements of Robbins & Myers, Inc. and its subsidiaries are at Item 8 hereof.

Consolidated Balance Sheet - August 31, 2003 and 2002.

Consolidated Income Statement - Years ended August 31, 2003, 2002, and 2001.

Consolidated Shareholders’ Equity Statement - Years ended August 31, 2003, 2002, and 2001.

Consolidated Cash Flow Statement - Years ended August 31, 2003, 2002, and 2001.

Notes to Consolidated Financial Statements.

(a)(2)	FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)(3)	EXHIBITS. See INDEX to EXHIBITS.

(b)	REPORTS ON FORM 8-K. During the quarter ended August 31, 2003, we filed three reports on Form 8-K as follows:

1) A report on Form 8-K was filed on June 26, 2003 to report our third quarter operating results.

2) A report on Form 8-K was filed on July 2, 2003 to reconcile certain non-GAAP financial measures reported in our 2002 Form 10-K to the comparable GAAP measure.

3) A report on Form 8-K was filed on July 3, 2003 to report the filing of our shelf registration statement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Robbins & Myers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of November, 2003.

ROBBINS & MYERS, INC.

BY	/s/ Gerald L. Connelly

Gerald L. Connelly
President and Chief
Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Robbins & Myers, Inc. and in the capacities and on the date indicated:

NAME	TITLE	DATE

/s/ Gerald L. Connelly	Director, President and	November 18, 2003
Chief Executive Officer
Gerald L. Connelly

/s/ Kevin J. Brown	Vice President and Chief	November 18,2003
Financial Officer
Kevin J. Brown	(Principal Financial Officer)

/s/ Thomas J. Schockman	Corporate Controller	November 18, 2003
(Principal Accounting
Thomas J. Schockman	Officer)

*Maynard H. Murch, IV	Chairman Of Board	November 18, 2003
*Robert J. Kegerreis	Director	November 18, 2003
*Thomas P. Loftis	Director	November 18, 2003
*William D. Manning	Director	November 18, 2003
*Dale L. Medford	Director	November 18, 2003
*Jerome F. Tatar	Director	November 18, 2003
*John N. Taylor, Jr.	Director	November 18, 2003

     *The undersigned, by signing his name hereto, executes this Report on Form 10-K for the year ended August 31, 2003 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.

/s/ Gerald L. Connelly

Gerald L. Connelly
Their Attorney-in-fact

Report of Independent Auditors

Shareholders and Board of Directors
Robbins & Myers, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Robbins & Myers, Inc. and Subsidiaries as of August 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Robbins & Myers, Inc. and Subsidiaries at August 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Dayton, Ohio
October 7, 2003

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COL. A	COL. B	COL. C			COL. D		COL. E

		ADDITIONS

	Balance at Beginning	Charged to Costs	Charged to Other		Deductions -		Balance at End
DESCRIPTION	of Period	and Expenses	Accounts-Describe		Describe		of Period

Year Ended August 31, 2003:
Allowances and reserves deducted from assets:
Uncollectable accounts receivable	$2,717	$807	$0		$246	(1)	$3,278
Inventory obsolescence	20,875	4,000	0		2,539	(2)	22,336
Other reserves:
Warranty claims	9,405	1,677	0		1,772	(3)	9,310
Current & L-T insurance reserves	2,247	2,619	0		2,750	(7)	2,116

Year Ended August 31, 2002:
Allowances and reserves deducted from assets:
Uncollectable accounts receivable	$3,332	$826	$0		$1,441	(1)	$2,717
Inventory obsolescence	19,065	2,314	6,094	(4)	6,598	(2)	20,875
Other reserves:
Warranty claims	10,176	2,219	0		2,990	(3)	9,405
Restructuring liabilities	155	(155)	0		0		0
Current & L-T insurance reserves	2,484	2,622	0		2,859	(7)	2,247

Year Ended August 31, 2001
Allowances and reserves deducted from assets:
Uncollectable accounts receivable	$1,726	$616	$1,840	(4)	$850	(1)	$3,332
Inventory obsolescence	9,065	2,112	11,229	(4)	3,341	(2)	19,065
Other reserves:
Warranty claims	8,332	1,800	2,000	(4)	1,956	(3)	10,176
Restructuring liabilities	836	0	(550	) (6)	131	(5)	155
Current & L-T insurance reserves	2,798	2,543	0		2,857	(7)	2,484

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

(4)    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

4.1
Third Amended and Restated Credit Agreement dated October 6, 2003 among Robbins & Myers, Inc., the Lenders named therein, Bank One, N.A. as Administrative Agent and Issuing Bank, Harris Trust and Savings Bank, as Co-Syndication Agent, National City Bank, as Co-Syndication Agent, Wachovia Bank, N.A., as Co-Documentation Agent and The Bank of Nova Scotia, as Co-Documentation Agent and Issuing Bank.
F

4.2	Amended and Restated Pledge and Security Agreement between Robbins & Myers, Inc. and Bank One, Dayton, N.A., dated May 15, 1998	F

4.3	Form of $100 million senior note agreement dated May 1, 1998 was filed as Exhibit 4.1 to our Report on Form 10-Q for the quarter ended May 31, 1998	*

4.4	Robbins & Myers, Inc. 10.00% Subordinated Note Due 2006 in the principal amount of Euro 2,452,000, dated August 31, 2001	R

4.5	Robbins & Myers, Inc. 10.00% Subordinated Notes Due 2007 in the principal amount of Euro 18,190,662, dated February 28, 2002	R

(10)    MATERIAL CONTRACTS:

10.1	Robbins & Myers, Inc. Cash Balance Pension Plan (As Amended and Restated Effective as of October 1, 1999) was filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended August 31, 2001	*/M

10.2	Robbins & Myers, Inc. Employee Savings Plan as amended through August 31, 2000 was filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended August 31, 2000	*/M

10.3
Robbins & Myers, Inc. Executive Supplemental Retirement Plan adopted February 2000 and Amendment No. 1 to such Plan adopted August 2000 was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2000
*/M

10.4	Robbins & Myers, Inc. Executive Supplemental Pension Plan adopted July 2000 was filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended August 31, 2000	*/M

10.5	Form of Indemnification Agreement between Robbins & Myers, Inc., and each director was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2001	*/M

10.6	Robbins & Myers, Inc. 1994 Directors Stock Compensation Plan was filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended August 31, 2001	*/M

10.7	Robbins & Myers, Inc. 1994 Long-Term Incentive Stock Plan as amended was filed as Exhibit 10.11 to our Report on Form 10-K for the year ended August 31, 1996	*/M

10.8	Robbins & Myers, Inc. 1995 Stock Option Plan for Non-Employee Directors was filed as Exhibit 10.12 to our Report on Form 10-K for the year ended August 31, 1996	*/M

10.9	Robbins & Myers, Inc. Senior Executive Annual Cash Bonus Plan was filed as Exhibit 10.13 to our Report on Form 10-K for the year ended August 31, 1996	*/M

10.10	Salary Continuation Agreement between Robbins & Myers, Inc. and Gerald L. Connelly, dated February 19, 1999 was filed as Exhibit 10.1 to our Report on Form 10-Q for the Quarter Ended February 28, 1999	*/M

10.11	Robbins & Myers, Inc. 1999 Long-Term Incentive Stock Plan was filed as Exhibit 4.3 to our Registration Statement on Form S-8 (No. 333-35856)	*/M

(14)     CODE OF CONDUCT

14.1	Robbins & Myers, Inc. Code of Business Conduct	F

(21)     SUBSIDIARIES OF THE REGISTRANT

21.1	Subsidiaries of Robbins & Myers, Inc.	F

(23)     CONSENTS OF EXPERTS AND COUNSEL

23.1	Consent of Ernst & Young LLP	F

(24)     POWER OF ATTORNEY

24.1	Powers of Attorney of any person who signed this Report on Form 10-K on behalf of another pursuant to a Power of attorney	F

(31)  RULE 13A–14(A) CERTIFICATIONS

31.1	Rule 13a-14(a) CEO Certification	F

31.2	Rule 13a-14(a) CFO Certification	F

(32)    SECTION 1350 CERTIFICATIONS

32.1	Section 1350 CEO Certification	F

32.2	Section 1350 CFO Certification	F

“F”	Indicates Exhibit is being filed with this Report.

“*”	Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission.

“R”	Instrument with respect to indebtedness that does not exceed 10% of the Company’s total assets which is not being filed, but will be furnished to the Commission upon its request.

“M”	Indicates management contract or compensatory arrangement