Form 10-Q
period 2003-11-30
ROBBINS & MYERS INC
filed 2004-01-09
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2003	File Number 0-288

Robbins & Myers, Inc

(Exact name of registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Kettering Tower, Dayton, Ohio	45423

(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number including area code	(937) 222-2610

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

Common shares, without par value, outstanding as of November 30, 2003: 14,450,608

CONSOLIDATED CONDENSED BALANCE SHEET
CONSOLIDATED CONDENSED INCOME STATEMENT
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II—Other Information
SIGNATURES
INDEX TO EXHIBITS
EX-10.1 RETIREMENT AGREEMENT
EX-31.1 302 CEO CERT.
EX-31.2 302 CFO CERT.
EX-32.1 906 CEO CERT.
EX-32.2 906 CFO CERT.

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	November 30,	August 31,
	2003	2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,262	$12,347
Accounts receivable	116,998	117,896
Inventories:
Finished products	33,091	34,124
Work in process	28,987	23,240
Raw materials	43,530	38,832

	105,608	96,196
Other current assets	9,824	10,480
Deferred taxes	6,461	7,469

Total Current Assets	251,153	244,388
Goodwill	306,051	294,904
Other Intangible Assets	16,784	15,844
Other Assets	7,084	7,357
Property, Plant and Equipment	279,443	270,542
Less accumulated depreciation	(134,556)	(128,579)

	144,887	141,963

	$725,959	$704,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$50,976	$49,588
Accrued expenses	81,289	85,158
Current portion of long-term debt	10,046	7,319

Total Current Liabilities	142,311	142,065
Long-Term Debt—Less Current Portion	191,027	186,284
Deferred Taxes	6,337	7,860
Other Long-Term Liabilities	76,024	72,622
Minority Interest	8,813	8,619
Shareholders’ Equity
Common stock	105,412	104,974
Retained earnings	189,190	187,845
Accumulated other comprehensive income (loss)	6,845	(5,813)

	301,447	287,006

	$725,959	$704,456

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	November 30,
	2003	2002
Net sales	$132,482	$124,828
Cost of sales	89,016	83,280

Gross profit	43,466	41,548
SG&A expenses	35,660	33,966
Amortization expense	621	539
Other	0	0

Income before interest and income taxes	7,185	7,043
Interest expense	3,698	3,858

Income before income taxes and minority interest	3,487	3,185
Income tax expense	1,220	1,067
Minority interest	128	128

Net income	$2,139	$1,990

Net income per share:
Basic	$0.15	$0.14

Diluted	$0.15	$0.14

Dividends per share:
Declared	$0.055	$0.055

Paid	$0.055	$0.055

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	November 30,
	2003	2002
Operating Activities:
Net income	$2,139	$1,990
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	4,970	5,048
Amortization	621	539
Changes in operating assets and liabilities:
Accounts receivable	6,997	7,978
Inventories	(3,945)	(2,292)
Accounts payable	(1,153)	(1,096)
Accrued expenses	(8,116)	(5,925)
Other	(1,091)	1,128

Net Cash and Cash Equivalents Provided by Operating Activities	422	7,370

Investing Activities:
Capital expenditures, net of nominal disposals	(2,338)	(2,913)
Purchase of Tarby	0	(11,926)

Net Cash and Cash Equivalents Used by Investing Activities	(2,338)	(14,839)

Financing Activities:
Proceeds from debt borrowings	11,416	28,099
Payments of long-term debt	(8,151)	(16,216)
Amended credit agreement fees	(1,078)	0
Proceeds from sale of common stock	438	0
Dividends paid	(794)	(787)

Net Cash and Cash Equivalents Provided by Financing Activities	1,831	11,096

(Decrease) Increase in Cash and Cash Equivalents	(85)	3,627
Cash and Cash Equivalents at Beginning of Period	12,347	10,534

Cash and Cash Equivalents at End of Period	$12,262	$14,161

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 2003
(Unaudited)

NOTE 1—Preparation of Financial Statements
 In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“we” “our”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of November 30, 2003 and August 31, 2003, and the results of our operations and cash flows for the three month periods ended November 30, 2003 and 2002. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in our most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2003. A summary of our significant accounting policies is presented therein on page 33. There have been no material changes in the accounting policies followed by us during fiscal year 2004.

NOTE 2 – New Accounting Standards
 In November of 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The effect of adopting EITF Issue No. 00-21 did not and is not expected to have a material impact on our financial condition or results of operations.

NOTE 3—Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three month period ended November 30, 2003, by operating segment, are as follows:

	Pharmaceutical	Energy	Industrial
	Segment	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2003	$173,293	$69,528	$52,083	$294,904
Goodwill acquired during the period	0	0	0	0
Translation adjustments and other	10,126	857	164	11,147

Balance as of November 30, 2003	$183,419	$70,385	$52,247	$306,051

Information regarding our other intangible assets is as follows:

	As of November 30, 2003			As of August 31, 2003
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and Trademarks	$11,227	$5,249	$5,978	$10,927	$5,124	$5,803
Non-compete Agreements	10,940	8,399	2,541	10,790	8,274	2,516
Financing Costs	8,531	4,726	3,805	7,453	4,376	3,077
Pension Intangible	3,805	0	3,805	3,805	0	3,805
Other	5,267	4,612	655	5,234	4,591	643

Total	$39,770	$22,986	$16,784	$38,209	$22,365	$15,844

NOTE 4—Net Income per Share

	Three Months Ended
	November 30,
	2003	2002
	(In thousands, except
	per share amounts)
Numerator:
Basic:
Net income	$2,139	$1,990
Effect of dilutive securities:
Convertible debt interest	480	582

Income attributable to diluted shares	$2,619	$2,572

Denominator:
Basic:
Weighted average shares	14,441	14,344
Effect of dilutive securities:
Convertible debt	1,778	2,191
Dilutive options and restricted shares	53	33

Diluted shares	16,272	16,568

Basic net income per share	$0.15	$0.14

Diluted net income per share-reported (a)	$0.15	$0.14

Diluted net income per share-computed (a)	$0.16	$0.16

(a)	For the three month periods ended November 30, 2003 and 2002, the computed diluted net income per share is $0.16. However diluted net income per share may not exceed basic net income per share. Therefore, the reported diluted net income per share for the three month periods ended November 30, 2003 and 2002 is $0.15 and $0.14, respectively.

NOTE 5—Product Warranties
 Warranty obligations are contingent upon product failure rates, material required for the repairs and service delivery costs. We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.

Changes in our product warranty liability during the period are as follows:

	Three Months Ended
	November 30,
	2003	2002
	(In thousands)
Balance at beginning of the period	$9,310	$9,405
Warranties issued during the period	475	419
Settlements made during the period	(536)	(431)

Balance at end of the period	$9,249	$9,393

NOTE 6—Long-Term Debt

November 30, 2003
(In thousands)
Senior debt:
Revolving credit loan	$16,250
Senior notes	100,000
Other	20,070
10.00% subordinated notes	24,753
8.00% Convertible subordinated notes	40,000

Total debt	201,073
Less current portion	10,046

$191,027

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $125,000,000. All outstanding amounts under the Agreement are due and payable on October 7, 2006. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. At November 30, 2003 the weighted average interest rate for all amounts outstanding was 4.15%. Indebtedness under the Agreement is unsecured, except for guarantees by our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries.

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

We have $24,753,000 of 10.00% Subordinated Notes (“Subordinated Notes”) denominated in euro with the former owner of Romaco. The Subordinated Notes are due in 2006 and interest is payable quarterly.

We have $40,000,000 of 8.00% Convertible Subordinated Notes Due 2008 (“8.00% Convertible Subordinated Notes”). The 8.00% Convertible Subordinated Notes are due on January 31, 2008, bear interest at 8.00%, payable semi-annually on March 1 and September 1 and are convertible into common stock at a rate of $22.50 per share. Holders may convert at any time until maturity. The 8.00% Convertible Subordinated Notes are redeemable at our option at any time on or after March 1, 2004 at a redemption price (a) prior to or on March 1, 2005 equal to 102% of the principal amount, and (b) after March 1, 2005 equal to 100% of the principal amount.

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

NOTE 7—Income Taxes
 The estimated annual effective tax rate was 35.0% for the three month period of fiscal 2004 and 33.5% for the three month period of fiscal 2003.

NOTE 8—Stock-Based Compensation
 We apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended
	November 30,
	2003	2002
	(In thousands)
Net income, as reported	$2,139	$1,990

Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	402	303

Pro forma net income	$1,737	$1,687

Earnings per share:
Basic—as reported	$.15	$0.14

Basic—pro forma	$.12	$0.12

Diluted—as reported	$.15	$0.14

Diluted—pro forma	$.12	$0.12

NOTE 9—Comprehensive Income

	Three Months Ended
	November 30,
	2003	2002
	(In thousands)
Net income	$2,139	$1,990
Other comprehensive income:
Foreign currency translation	12,658	2,610

Comprehensive income	$14,797	$4,660

NOTE 10—Business Segments
 Sales and Income before Interest and Taxes (“EBIT”) by operating segment are presented in the following table.

	Three Months Ended
	November 30,
	2003	2002
	(In thousands)
Unaffiliated customer sales:
Pharmaceutical	$77,910	$74,946
Industrial	29,922	27,843
Energy	24,650	22,039

Total	$132,482	$124,828

EBIT:
Pharmaceutical	$2,209	$3,722
Industrial	2,205	1,816
Energy	5,832	4,513
Corporate and eliminations	(3,061)	(3,008)

Total	$7,185	$7,043

Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following tables present the components of our consolidated income statement and segment information for the three month periods of fiscal 2004 and 2003.

	Three Months Ended
	November 30,
	2003	2002
Net Sales	100.0%	100.0%
Cost of sales	67.2	66.7

Gross profit	32.8	33.3
SG&A expenses	26.9	27.2
Amortization	0.5	0.5

EBIT	5.4%	5.6%

	Three Months Ended
	November 30,
	2003	2002
Segment
Pharmaceutical:
Sales	$77,910	$74,946
EBIT	2,209	3,722
EBIT %	2.8%	5.0%

Industrial:
Sales	$29,922	$27,843
EBIT	2,205	1,816
EBIT %	7.4%	6.5%

Energy:
Sales	$24,650	$22,039
EBIT	5,832	4,513
EBIT %	23.7%	20.5%

Three months ended November 30, 2003

     Consolidated net sales for the first quarter of fiscal 2004 were $132.5 million compared with $124.8 million in the first quarter of fiscal 2003.

     The Pharmaceutical segment had sales of $77.9 million in the first quarter of fiscal 2004 compared with $74.9 million in the first quarter of fiscal 2003. The change in exchange rates, primarily the strengthening of the euro, increased the first quarter of fiscal 2004 sales by $9.3 million compared with the first quarter of fiscal 2003. Excluding the impact of exchange rates, the first quarter of fiscal 2004 sales decreased by $6.3 million, or 8.4%. Lead times in this segment are generally six months; thus sales were impacted by the weak economic conditions in Europe in the second half of our fiscal 2003 that led to low order rates and resulted in a low backlog at the beginning of fiscal 2004. Orders for this segment increased from $75.0 million in the first quarter of fiscal 2003 and $72.5 million in the fourth quarter of fiscal 2003 to $85.8 million in the first quarter of fiscal 2004. The increase in orders relative to the first quarter of fiscal 2003 is due to the change in the euro exchange rate. One-half of the increase in orders relative to the fourth quarter of fiscal 2003 is due to increased orders at Romaco, with the remaining increase due to changes in exchange rates. Backlog in this segment increased to $94.7 million at the end of the first quarter of fiscal 2004 from $86.8 million at August 31, 2003.

     The Industrial segment had sales of $29.9 million in the first quarter of fiscal 2004 compared with $27.8 million in the first quarter of fiscal 2003. Most of the increase in sales ($1.5 million) is due to our acquisition of Tarby on November 15, 2002. The remaining small increase in sales is a result of increased revenues from municipal wastewater projects. Incoming orders in this segment were $30.6 million in the first quarter of fiscal 2004 compared with $30.5 million in the first quarter of fiscal 2003. Backlog in this segment increased to $22.6 million at the end of the first quarter of fiscal 2004 from $22.0 million at August 31, 2003.

     The Energy segment had sales of $24.7 million in the first quarter of fiscal 2004 compared with $22.0 million in the first quarter of fiscal 2003, an increase of $2.7 million or 12.3%. The overall level of crude oil and natural gas exploration and production activities has increased compared with the first quarter of fiscal 2003. Incoming orders in this segment increased to $26.3 million in the first quarter of fiscal 2004 compared with $22.2 million in the first quarter of fiscal 2003. Backlog increased to $4.3 million at the end of the first quarter of fiscal 2004 from $2.6 million at August 31, 2003 as a result of international orders that have longer lead times.

     Consolidated EBIT for the first quarter of fiscal 2004 was $7.2 million compared with $7.0 million in the first quarter of fiscal 2003.

     The Pharmaceutical segment had EBIT of $2.2 million in the first quarter of fiscal 2004 compared with $3.7 million in the first quarter of fiscal 2003. The change in exchange rates increased the first quarter of fiscal 2004 EBIT by $0.3 million compared with the first quarter of fiscal 2003. Excluding the change in exchange rates, EBIT declined by $1.8 million. This decline in EBIT is due to the aforementioned $6.3 million decrease in sales after considering the impact of exchange rates.

     The Industrial segment had EBIT of $2.2 million in the first quarter of fiscal 2004 compared with $1.8 million in the first quarter of fiscal 2003, an increase of $0.4 million. The increase is from higher sales volumes at Tarby due to the inclusion of Tarby for the full quarter.

     The Energy segment had EBIT of $5.8 million in the first quarter of fiscal 2004 compared with $4.5 million in the first quarter of fiscal 2003, an increase of $1.3 million or 28.9%. The Energy segment EBIT increase was due to the sales volume increase mentioned above.

     In December 2003, subsequent to the end of our first quarter, Gerald L. Connelly, our then President and Chief Executive Officer retired. We will record a charge of approximately $1.0 million in the second quarter of fiscal 2004 for costs relating to Mr. Connelly’s retirement.

     Interest expense decreased from $3.9 million in the first quarter of fiscal 2003 to $3.7 million in the first quarter of fiscal 2004. This was due to lower average debt levels.

     The effective tax rate is 35.0% in fiscal 2004 and 33.5% in fiscal 2003.

Liquidity and Capital Resources

     Cash uses in the first three months of fiscal 2004 were $4.6 million in semi-annual interest payments due on our Senior Notes and Convertible Subordinated Notes, $2.5 million for variable pay plans, $2.3 million for capital expenditures and $1.1 million of financing fees related to our credit agreement. Cash generated from operations and borrowings under our revolving line of credit funded these cash uses.

     Cash uses in the first three months of fiscal 2003 were $5.1 million in semi-annual interest payments due on our Senior Notes and Convertible Subordinated Notes, $0.5 million for variable pay plans, $2.9 million for capital expenditures, and $11.9 million for the purchase of Tarby. Cash generated from operations and borrowings under our revolving credit facility funded these cash uses.

Following is information regarding our long-term contractual obligations and other commitments outstanding as of November 30, 2003:

Long-term contractual	Payments Due by Period
obligations	Total	One year or less	Two to three years	Four to five years	After five years
	(In thousands)
Long-term debt	$201,073	$10,046	$46,003	$113,000	$32,024
Capital lease obligations	0	0	0	0	0
Operating leases (1)	19,000	5,000	7,000	4,500	2,500
Unconditional purchase obligations	0	0	0	0	0

Total contractual cash obligations	$220,073	$15,046	$53,003	$117,500	$34,524

(1)	Operating leases are estimated as of November 30, 2003 and consist primarily of building and equipment leases.

Other commerical	Amount of Commitment Expiration Per Period
commitments	Total	One year or less	Two to three years	Four to five years	After five years
	(In thousands)
Lines of credit	$0	$0	$0	$0	$0
Standby letters of credit	24,039	24,039	0	0	0
Guarantees	0	0	0	0	0
Standby repurchase obligations	0	0	0	0	0
Other commercial commitments	1,127	575	552	0	0

Total commercial commitments	$25,166	$24,614	$552	$0	$0

     We expect cash flow from operations to be adequate for the remainder of fiscal year 2004 to fund our operating needs, capital expenditures and shareholder dividend requirements. The major cash requirement for the remainder of fiscal 2004 is planned capital expenditures of approximately $15.0 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

Forward-looking Statements

     In addition to historical information, this report contains forward-looking statements identified by use of words such as “expects,” “anticipates,” “estimates,” and similar expressions. These statements reflect our expectations at the time this report was issued. Actual events and results may differ materially from those described in the forward-looking statements. Among the factors that could cause material differences are significant declines in capital expenditures in specialty chemical and pharmaceutical industries, a major decline in oil and natural gas prices, foreign exchange rate fluctuations, continued availability of acceptable acquisition candidates, access to capital and financing and general economic conditions that can affect demand in the process industries. We undertake no obligation to update or publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In our normal operations we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended November 30, 2003. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August, 31, 2003

Item 4. Controls and Procedures

     Based on a recent evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect such internal controls subsequent to the date the Company carried out its evaluation.

Part II—Other Information

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – see INDEX TO EXHIBITS

b)	Reports on Form 8-K. During the quarter ended November 30, 2003, we filed a Report on Form 8-K on October 8, 2003 to report our fourth quarter and fiscal year 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.
DATE:	January 9, 2004	BY /s/ Kevin J. Brown Kevin J. Brown Vice President and Chief Financial Officer (Principal Financial Officer)
DATE:	January 9, 2004	BY /s/ Thomas J. Schockman Thomas J. Schockman Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

(10) MATERIAL CONTRACTS

          10.1 Retirement Agreement between Robbins & Myers, Inc. and Gerald L. Connelly

(31) RULE 13A-14(A) CERTIFICATIONS

          31.1 Rule 13a-14(a) CEO Certification

          31.2 Rule 13a-14(a) CFO Certification

(32) SECTION 1350 CERTIFICATIONS

          32.1 Section 1350 CEO Certification

          32.2 Section 1350 CFO Certification