Form 10-Q
period 2004-02-29
ROBBINS & MYERS INC
filed 2004-03-29
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2004 File Number 0-288

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

Common shares, without par value, outstanding as of February 29, 2004:14,461,673

CONSOLIDATED CONDENSED BALANCE SHEET
CONSOLIDATED CONDENSED INCOME STATEMENT
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II—Other Information
Item 5. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EX-31.1 Cert
EX-31.2 Cert
EX-32.1 Section 1350 CEO Cert
EX-32.2 Section 1350 CFO Cert

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	February 29,	August 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$14,873	$12,347
Accounts receivable	122,309	117,896
Inventories:
Finished products	33,870	31,124
Work in process	32,295	23,240
Raw materials	40,112	38,832

	106,277	96,196
Other current assets	9,026	10,480
Deferred taxes	7,975	7,469

Total Current Assets	260,460	244,388
Goodwill	310,998	294,904
Other Intangible Assets	16,287	15,844
Other Assets	8,447	7,357
Property, Plant and Equipment	282,962	270,542
Less accumulated depreciation	(137,980)	(128,579)

	144,982	141,963

	$741,174	$704,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$50,907	$49,588
Accrued expenses	84,841	85,158
Current portion of long-term debt	17,418	7,319

Total Current Liabilities	153,166	142,065
Long-Term Debt—Less Current Portion	186,277	186,284
Deferred Taxes	8,303	7,860
Other Long-Term Liabilities	77,649	72,622
Minority Interest	9,306	8,619
Shareholders’ Equity
Common stock	105,931	104,974
Retained earnings	188,715	187,845
Accumulated other comprehensive income (loss)	11,827	(5,813)

	306,473	287,006

	$741,174	$704,456

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,
	2004	2003	2004	2003
Net sales	$142,217	$134,155	$274,699	$258,983
Cost of sales	97,136	88,908	186,152	172,188

Gross profit	45,081	45,247	88,547	86,795
SG&A expenses	38,349	35,826	74,009	69,792
Amortization expense	696	571	1,317	1,110
Other	1,378	0	1,378	0

Income before interest and income taxes	4,658	8,850	11,843	15,893
Interest expense	3,642	3,852	7,340	7,710

Income before income taxes and minority interest	1,016	4,998	4,503	8,183
Income tax expense	356	1,675	1,576	2,742
Minority interest	340	280	468	408

Net income	$320	$3,043	$2,459	$5,033

Net income per share:
Basic	$0.02	$0.21	$0.17	$0.35

Diluted	$0.02	$0.21	$0.17	$0.35

Dividends per share:
Declared	$0.055	$0.055	$0.110	$0.110

Paid	$0.055	$0.055	$0.110	$0.110

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	Feb. 29,	Feb. 28,
	2004	2003
Operating Activities:
Net income	$2,459	$5,033
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	9,618	10,137
Amortization	1,317	1,110
Deferred taxes	(63)	156
Stock compensation	312	0
Changes in operating assets and liabilities:
Accounts receivable	4,548	7,369
Inventories	(2,749)	(96)
Accounts payable	(2,238)	152
Accrued expenses	(6,062)	(9,242)
Other	(1,114)	821

Net Cash and Cash Equivalents Provided by Operating Activities	6,028	15,440
Investing Activities:
Capital expenditures, net of nominal disposals	(5,326)	(3,006)
Purchase of Tarby	0	(12,478)

Net Cash and Cash Equivalents Used by Investing Activities	(5,326)	(15,484)
Financing Activities:
Proceeds from debt borrowings	22,465	31,677
Payments of long-term debt	(18,619)	(29,733)
Amended credit agreement fees	(1,078)	0
Proceeds from sale of common stock	645	197
Dividends paid	(1,589)	(1,569)

Net Cash and Cash Equivalents Provided by Financing Activities	1,824	572

Increase in Cash and Cash Equivalents	2,526	528
Cash and Cash Equivalents at Beginning of Period	12,347	10,534

Cash and Cash Equivalents at End of Period	$14,873	$11,062

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
February 29, 2004
(Unaudited)

NOTE 1—Preparation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“we” “our”) contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition as of February 29, 2004 and August 31, 2003, the results of our operations for the three and six month periods ended February 29, 2004 and February 28, 2003, and our cash flows for the six month periods ended February 29, 2004 and February 28, 2003. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

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

On January 12, 2004, the FASB issued FASB Staff Position (FSP) FAS106-1, regarding the accounting for the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (MMA). The FSP allows companies an opportunity to assess the effect of MMA on their retirement-related benefit costs and obligations and reflect the effects in their financial statements, pursuant to SFAS 106, Employer’s Accounting for Postretirement Benefits Other Than Pensions. Companies are also allowed to defer accounting for the effects of MMA until authoritative guidance is issued. We have elected to defer accounting for the effects of MMA, in accordance with the FSP. Specific authoritative guidance on the accounting for the federal subsidy, one of the provisions of MMA, is pending and that guidance, when issued, could require us to change previously reported information.

NOTE 3—Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six month period ended February 29 2004, by operating segment, are as follows:

	Pharmaceutical	Energy	Industrial
	Segment	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2003	$173,293	$69,528	$52,083	$294,904
Goodwill acquired during the period	0	0	0	0
Translation adjustments and other	15,443	477	174	16,094

Balance as February 29, 2004	$188,736	$70,005	$52,257	$310,998

Information regarding our other intangible assets is as follows:

	As of February 29, 2004			As of August 31, 2003
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and Trademarks	$11,307	$5,374	$5,933	$10,927	$5,124	$5,803
Non-compete Agreements	10,940	8,524	2,416	10,790	8,274	2,516
Financing Costs	8,531	5,151	3,380	7,453	4,376	3,077
Pension Intangible	3,805	0	3,805	3,805	0	3,805
Other	5,386	4,633	753	5,234	4,591	643

Total	$39,969	$23,682	$16,287	$38,209	$22,365	$15,844

NOTE 4—Other Expense

Other expenses are $1,378,000 in the second quarter of fiscal 2004. These expenses are related to the retirement of our former President and CEO in December of 2003.

NOTE 5—Net Income per Share

	Three Months Ended		Six Months Ended
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Numerator:
Basic:
Net income	$320	$3,043	$2,459	$5,033
Effect of dilutive securities:
Convertible debt interest	480	601	960	1,183

Income attributable to diluted shares	$800	$3,644	$3,419	$6,216

Denominator:
Basic:
Weighted average shares	14,457	14,358	14,449	14,351
Effect of dilutive securities:
Convertible debt	1,778	2,256	1,778	2,223
Dilutive options and restricted shares	25	29	37	30

Diluted shares	16,260	16,643	16,264	16,604

Basic net income per share	$0.02	$0.21	$0.17	$0.35

Diluted net income per share-reported (a)	$0.02	$0.21	$0.17	$0.35

Diluted net income per share-computed (a)	$0.05	$0.22	$0.21	$0.37

(a)	For the three and six month periods ended February 29, 2004, the computed diluted net income per share is $0.05 and $0.21, respectively. For the three and six month periods ended February 28, 2003, the computed diluted net income per share is $0.22 and $0.37, respectively. However diluted net income per share may not exceed basic net income per share. Therefore, the reported diluted net income per share for the three and six month periods ended February 29, 2004 are $0.02 and $0.17, and the reported diluted net income per share for the three and six month periods ended February 28, 2003 are $0.21 and $0.35, respectively.

NOTE 6—Product Warranties

Warranty obligations are contingent upon product failure rates, material required for the repairs and service delivery costs. We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.

Changes in our product warranty liability during the period are as follows:

	Six Months Ended
	Feb. 29,	Feb. 28,
	2004	2003
	(In thousands)
Balance at beginning of the period	$9,310	$9,405
Warranties issued during the period	1,417	1,295
Settlements made during the period	(1,148)	(1,058)

Balance at end of the period	$9,579	$9,642

NOTE 7—Long-Term Debt

February 29, 2004
(In thousands)
Senior debt:
Revolving credit loan	$13,505
Senior notes	100,000
Other	24,397
10.00% Subordinated notes	25,793
8.00% Convertible subordinated notes	40,000

Total debt	203,695
Less current portion	17,418

$186,277

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $125,000,000. All outstanding amounts under the Agreement are due and payable on October 7, 2006. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. At February 29, 2004 the weighted average interest rate for all amounts outstanding was 3.48%. Indebtedness under the Agreement is unsecured, except for guarantees by our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries.

We have $100,000,000 of Senior Notes (“Senior Notes”) issued in two series. Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and is due May 1, 2008, and Series B in the principal amount of $30,000,000 has an interest rate of 6.84% and is due May 1, 2010. Interest is payable semi-annually on May 1 and November 1.

The above agreements have certain restrictive covenants including limitations on cash dividends, treasury stock purchases and capital expenditures, and minimum requirements for interest coverage and leverage ratios. The amount of cash dividends and treasury stock purchases, other than in relation to stock option exercises, we may incur in each fiscal year is restricted to the greater of $3,500,000 or 50% of our consolidated net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year. Under this Agreement and other lines of credit, we could incur additional indebtedness of approximately $11,000,000 based on our covenant position.

Our other debt primarily consists of unsecured non-U.S. bank lines of credit with interest rates ranging from 4.00% to 8.00%.

We have $25,793,000 of 10.00% Subordinated Notes (“Subordinated Notes”) denominated in euro with the former owner of Romaco. The Subordinated Notes are due in 2006 and interest is payable quarterly.

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

NOTE 8—Income Taxes

The estimated annual effective tax rate was 35.0% for the three and six month periods of fiscal 2004 and 33.5% for the three and six month periods of fiscal 2003.

NOTE 9—Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,
	2004	2003	2004	2003
	(In thousands)
Net income, as reported	$320	$3,043	$2,459	$5,033
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	285	300	570	603

Pro forma net income	$35	$2,743	$1,889	$4,430

Earnings per share:
Basic—as reported	$0.02	$0.21	$0.17	$0.35

Basic—pro forma	$0.00	$0.19	$0.13	$0.31

Diluted—as reported	$0.02	$0.21	$0.17	$0.35

Diluted—pro forma	$0.00	$0.19	$0.13	$0.31

NOTE 10—Comprehensive Income

	Three Months Ended		Six Month Ended
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,
	2004	2003	2004	2003
	(In thousands)
Net income	$320	$3,043	$2,459	$5,033
Other comprehensive income:
Foreign currency translation	4,982	10,892	17,640	13,502

Comprehensive income	$5,302	$13,935	$20,099	$18,535

NOTE 11—Business Segments

Sales and Income before Interest and Taxes (“EBIT”) by operating segment are presented in the following table.

	Three Months Ended		Six Months Ended
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,
	2004	2003	2004	2003
	(In thousands)
Unaffiliated customer sales:
Pharmaceutical	$83,726	$80,362	$161,636	$155,308
Industrial	29,639	30,464	59,561	58,307
Energy	28,852	23,329	53,502	45,368

Total	$142,217	$134,155	$274,699	$258,983

EBIT:
Pharmaceutical	$1,425	$4,391	$3,634	$8,113
Industrial	1,173	2,354	3,378	4,170
Energy	6,993	5,009	12,825	9,522
Corporate and eliminations	(4,933)	(2,904)	(7,994)	(5,912)

Total	$4,658	$8,850	$11,843	$15,893

Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following tables present the components of our consolidated income statement and segment information for the three and six month periods of fiscal 2004 and 2003.

	Three Months Ended		Six Months Ended
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,
	2004	2003	2004	2003
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.3	66.3	67.8	66.5

Gross profit	31.7	33.7	32.2	33.5
SG&A expenses	27.0	26.7	26.9	27.0
Amortization	0.4	0.4	0.5	0.4
Other	1.0	0.0	0.5	0.0

EBIT	3.3%	6.6%	4.3%	6.1%

	Three Months Ended		Six Months Ended
	Feb. 29,	Feb. 28,	Feb. 29,	Feb. 28,
	2004	2003	2004	2003
	(In thousands)
Segment
Pharmaceutical:
Sales	$83,726	$80,362	$161,636	$155,308
EBIT	1,425	4,391	3,634	8,113
EBIT %	1.7%	5.5%	2.2%	5.2%
Industrial:
Sales	$29,639	$30,464	$59,561	$58,307
EBIT	1,173	2,354	3,378	4,170
EBIT %	4.0%	7.7%	5.7%	7.2%
Energy:
Sales	$28,852	$23,329	$53,502	$45,368
EBIT	6,993	5,009	12,825	9,522
EBIT %	24.0%	21.5%	24.0%	21.0%

Three months ended February 29, 2004

     Net sales for the second quarter of fiscal 2004 were $142.2 million compared with $134.2 million in the second quarter of fiscal 2003. The change in exchange rates, primarily the strengthening of the euro, increased second quarter of fiscal 2004 sales by $12.4 million compared with the second quarter of fiscal 2003. Excluding the impact of exchange rates, the second quarter of fiscal 2004 sales declined by $4.4 million, or 3.2%

     The Pharmaceutical segment had sales of $83.7 million in the second quarter of fiscal 2004 compared with $80.4 million in the second quarter of fiscal 2003. The change in exchange rates increased the second quarter of fiscal 2004 sales by $10.9 million compared with the second quarter of fiscal 2003. Excluding the impact of exchange rates, the second quarter of fiscal 2004 sales declined by $7.6 million, or 9.5%. Lead times in this segment are generally six months; thus sales were impacted by the weak economic conditions in Europe in the second half of our fiscal 2003 that led to low order rates and resulted in a low backlog at the beginning of fiscal 2004. Orders for this segment decreased from $99.5 million in the second quarter of fiscal 2003 to $96.9 million in the second quarter of fiscal 2004. The change in exchange rates increased the second quarter of fiscal 2004 orders by $7.6 million. Excluding the impact of exchange rates, the second quarter of fiscal 2004 orders decreased by $10.2 million, or 10.3%. The decrease in orders was in both the Romaco and Reactor Systems businesses and is attributed to the weaker economic conditions in

Europe. Second quarter orders increased by $11.0 million compared with the first quarter of fiscal 2004. The change in exchange rates accounted for $5.7 million of this increase. Excluding the impact of changes in exchange rates, second quarter orders were $5.3 million, or 6.2% higher than the first quarter of fiscal 2004. The increased order level is a result of orders received from customers in China and Eastern Europe. Backlog in this segment increased to $109.9 million at the end of the second quarter of fiscal 2004 from $86.8 million at August 31, 2003.

     The Industrial segment had sales of $29.6 million in the second quarter of fiscal 2004 compared with $30.5 million in the second quarter of fiscal 2003. The decrease in sales is a result of lower aftermarket sales in our Industrial Pump and Industrial Mixer product platforms. Incoming orders in this segment were $32.3 million in the second quarter of fiscal 2004 compared with $31.0 million in the second quarter of fiscal 2003. Backlog in this segment increased to $25.3 million at the end of the second quarter of fiscal 2004 from $22.0 million at August 31, 2003.

     The Energy segment had sales of $28.9 million in the second quarter of fiscal 2004 compared with $23.3 million in the second quarter of fiscal 2003. The change in exchange rates increased second quarter of fiscal 2004 sales by $1.4 million compared with the second quarter of fiscal 2003. Excluding the impact of exchange rates, the second quarter of fiscal 2004 sales increased by $4.2 million, or 18.0%. Due to the higher oil and gas prices, the overall level of crude oil and natural gas exploration and production activities has increased. Incoming orders in this segment increased to $31.0 million in the second quarter of fiscal 2004, $1.4 million due to changes in exchange rates, compared with $23.1 million in the second quarter of fiscal 2003. Backlog increased to $6.4 million at the end of the second quarter of fiscal 2004 from $2.6 million at August 31, 2003. The increase in backlog is a result of orders from international customers with longer lead times.

     EBIT for the second quarter of fiscal 2004 was $4.7 million compared with $8.9 million in the second quarter of fiscal 2003. Second quarter EBIT includes costs of $1.4 million related to the retirement of our former CEO. The remaining decline in EBIT is a result of the lower sales volumes when the impact of favorable exchange rates is excluded. In addition, gross margins are lower than prior year due to extreme competition in Europe because of the weak economies and lower aftermarket sales by our U.S. businesses.

     The Pharmaceutical segment had EBIT of $1.4 million in the second quarter of fiscal 2004 compared with $4.4 million in the second quarter of fiscal 2003. The decline in EBIT is due to the aforementioned decline in sales after considering the impact of exchange rates, and the lower selling prices in Europe due to intense competition.

     The Industrial segment had EBIT of $1.2 million in the second quarter of fiscal 2004 compared with $2.4 million in the second quarter of fiscal 2003, a decrease of $1.2 million. The decrease is due to lower sales volumes, higher pension costs and a shift in sales mix as aftermarket activity represented a lower percentage of revenues.

     The Energy segment had EBIT of $7.0 million in the second quarter of fiscal 2004 compared with $5.0 million in the second quarter of fiscal 2003, an increase of $2.0 million or 40.0%. The increase in EBIT is attributed to higher sales volumes.

     Interest expense decreased from $3.9 million in the second quarter of fiscal 2003 to $3.6 million in the second quarter of fiscal 2004. This was due to lower average debt levels.

     The effective tax rate is 35.0% in fiscal 2004 and 33.5% in fiscal 2003.

Six months ended February 29, 2004

     Net sales for the six months ended February 29, 2004 were $274.7 million compared with $259.0 million for the same period of the prior year. The change in exchange rates increased the year to date fiscal 2004 sales by $23.2 million compared with the year to date sales of fiscal 2003. Excluding the impact of exchange rates, sales for the first six months of fiscal 2004 decreased by $7.5 million, or 2.9%.

     The Pharmaceutical segment had sales of $161.6 million for the six month period ended February 29, 2004 compared with $155.3 million for the same period of fiscal 2003. The change in exchange rates increased the year to date fiscal 2004 sales by $20.4 million compared with the year to date sales of fiscal 2003. Excluding the impact of exchange rates, sales for the first six months of fiscal 2004 declined by $14.1 million, or 9.1%, compared to the first six months of fiscal 2003. This decline in sales follows the low order intake in the second half of fiscal 2003 due to the overall slowing of the European economies. Year to date orders for this segment increased from $174.4 million in fiscal 2003 to $182.7 million in fiscal 2004. The change in exchange rates increased orders for the six months ended February 29, 2004 by $21.3 million. Excluding the impact of exchange rates, the orders for the six months ended February 29, 2004 decreased by $13.0 million, or 7.5%.

     The Industrial segment had sales of $59.6 million for the six month period ended February 29, 2004 compared with $58.3 million in the same period of fiscal 2003. The increased year to date sales is in our Corrosion Resistant product platform. This segment continued to be negatively impacted by the weak specialty chemical market as well as the slow industrial economy in the U.S. Year to date incoming orders in this segment were $62.9 compared with year to date orders of $61.5 million in fiscal 2003.

     The Energy segment had sales of $53.5 million for the six month period ended February 29, 2004 compared with $45.4 million in the same period of fiscal 2003. The change in exchange rates increased the year to date fiscal 2004 sales by $2.6 million compared with the year to date sales of fiscal 2003. Excluding the impact of exchange rates, sales for the six months of fiscal 2004 increased by $5.5 million, or 12.1%. Crude oil and natural gas prices crude oil and natural gas exploration and production activities continue to increase due to high oil and gas prices. Incoming orders in this segment increased to $57.3 million in the first six months of fiscal 2004 compared with $45.3 million in first six months of fiscal 2003.

     EBIT for the six months ended February 29, 2004 was $11.8 million compared with $15.9 million for the six months ended February 28, 2003 EBIT for the six months ended February 29, 2004 includes costs of $1.4 million related to the retirement of our former CEO. The remaining decline in EBIT is a result of lower sales volumes after considering the impact of exchange rates, higher pension costs, and a shift in sales mix as a result of lower aftermarket sales.

     The Pharmaceutical segment had EBIT of $3.6 million in the first six months of fiscal 2004 compared with $8.1 million in the first six months of fiscal 2003. The decline in EBIT is due to the aforementioned $14.1 million decline in year to date sales after considering the impact of exchange rates, and lower margins due to intense competition in Europe.

     The Industrial segment had EBIT of $3.4 million in the first six months of fiscal 2004 compared with $4.2 million in the first six months of fiscal 2003, a decrease of $0.8 million while sales increased by $1.3 million. The decrease in EBIT is due to a shift in sales mix as sales of aftermarket products are a lower percentage of revenues and increased pension costs in Europe.

     The Energy segment had year to date EBIT of $12.8 million in fiscal 2004 compared with year to date EBIT of $9.5 million in fiscal 2003, an increase of $3.3 million. Excluding the impact of exchange rates, EBIT increased $2.8 million while sales increased $5.5 million. The EBIT flowthrough is slightly higher than normal due to favorable sales mix.

     Year to date interest expense decreased from $7.7 million in fiscal 2003 to $7.3 million in fiscal 2004. This was due to lower average debt levels.

     The effective tax rate is 35.0% in fiscal 2004 and was 33.5% in fiscal 2003.

Liquidity and Capital Resources

     Cash uses in the first six months of fiscal 2004 were $6.2 million for semi-annual interest payments due on our Senior Notes and Convertible Subordinated Notes, $2.5 million for variable pay plans, and $5.3 million for capital expenditures. Cash generated from operations funded these cash uses.

     Cash uses in the first six months of fiscal 2003 were $6.6 million in semi-annual interest payments due on our Senior Notes and Convertible Subordinated Notes, $0.5 million for variable pay plans, $3.0 million for capital expenditures, and $12.5 million for the purchase of Tarby. Cash generated from operations and borrowings under our revolving credit facility funded these cash uses.

     Following is information regarding our long-term contractual obligations and other commitments outstanding as of February 29, 2004:

	Payments Due by Period
Long-term contractual		One year	Two to	Four to	After
obligations	Total	or less	three years	five years	five years
			(In thousands)
Long-term debt	$203,695	$17,418	$41,298	$113,000	$31,979
Capital lease obligations	0	0	0	0	0
Operating leases (1)	24,000	5,300	7,700	5,300	5,700
Unconditional purchase obligations	0	0	0	0	0

Total contractual cash obligations	$227,695	$22,718	$48,998	$118,300	$37,679

(1)	Operating leases are estimated as of February 29, 2004 and consist primarily of building and equipment leases.

	Amount of Commitment Expiration Per Period
Other commercial		One year	Two to	Four to	After
commitments	Total	or less	three years	five years	five years
	(In thousands)
Lines of credit	$0	$0	$0	$0	$0
Standby letters of credit	24,908	24,908	0	0	0
Guarantees	0	0	0	0	0
Standby repurchase obligations	0	0	0	0	0
Other commercial commitments	983	575	408	0	0

Total commercial commitments	$25,891	$25,483	$408	$0	$0

     We expect operating cash flow to be adequate for the remainder of fiscal year 2004 to fund operating needs and shareholder dividend requirements. The major cash requirement for the remainder of fiscal 2004 is planned capital expenditures of approximately $10.0 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

Market Risk

     In our normal operations we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our exposure to these risks since fiscal year-end 2003, which has been previously disclosed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In our normal operations we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended February 29, 2004. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August, 31, 2003

Item 4. Controls and Procedures

     Based on a recent evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 29, 2004 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II—Other Information

Item 5. Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders of Robbins & Myers, Inc. was held on December 10, 2003.

b)	Our Board of Directors is divided into two classes, with one class of directors elected at each annual meeting of shareholders. At the Annual Meeting on December 10, 2004 the following persons were elected directors of Robbins & Myers, Inc. for a term of office expiring at the annual meeting of shareholders to be held in 2005: Robert J. Kegerreis, PhD, William D. Manning and Maynard H. Murch IV. The other directors whose terms of office continued after the Annual Meeting are: Thomas P. Loftis, Dale L. Medford and Jerome F. Tatar.

c)	At the Annual Meeting on December 10, 2003, two items were voted on by shareholders, namely:

1)	The election of directors in which, as noted above, Messrs. Kegerreis, Manning and Murch were elected:

	Votes For	Votes Withheld
Robert J. Kegerreis, PhD	13,011,590	135,933

William D. Manning	13,020,513	127,011

Maynard H. Murch IV	13,050,229	97,295

2)	Appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending August 31, 2004 was approved with 13,057,034 cast for approval, 80,804 against approval and 9,686 withheld.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – see INDEX TO EXHIBITS

b)	Reports on Form 8-K. During the quarter ended February 29, 2004, we filed the following reports on Form 8-K:

A report on Form 8-K was filed on December 4, 2003 to announce the retirement of Gerald L. Connelly as President and CEO.

A report on Form 8-K was filed on December 18, 2003 to report our first quarter of fiscal 2004 financial results.

A report on Form 8-K was filed on February 4, 2004 to provide certain information that was being presented by management at an investor conference.

A report on Form 8-K was filed on February 24, 2004 to announce the appointment of Thomas P. Loftis as Vice Chairman of the Board of Directors of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.

DATE: March 29, 2004	BY	/s/ Kevin J. Brown

Kevin J. Brown
Vice President and Chief Financial
Officer
(Principal Financial Officer)

DATE: March 29, 2004	BY	/s/ Thomas J. Schockman

Thomas J. Schockman
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

(31)	RULE 13A-14(A) CERTIFICATIONS

31.1	Rule 13a-14(a) CEO Certification

31.2	Rule 13a-14(a) CFO Certification

(32)	SECTION 1350 CERTIFICATIONS

*32.1	Section 1350 CEO Certification

*32.2	Section 1350 CFO Certification

* A signed original of this written statement required by Section 906 has been furnished to Robbins & Myers, Inc. and will be retained by Robbins & Myers, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.