Form 10-Q
period 2004-05-31
ROBBINS & MYERS INC
filed 2004-07-02
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2004 File Number 0-288

Robbins & Myers, Inc

(Exact name of registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Kettering Tower, Dayton, Ohio	45423

(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number including area code   (937) 222-2610

None

Former name, former address and former fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

Common shares, without par value, outstanding as of May 31, 2004:14,509,255

CONSOLIDATED CONDENSED BALANCE SHEET
CONSOLIDATED CONDENSED INCOME STATEMENT
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II—Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EX-10.1 Amendment No. 1 to Credit Agreement
EX-10.2 Salary Continuation Agrmt - Peter Wallace
EX-31.1 Rule 13A-14A CEO Certification
EX-31.2 Rule 13A-14A CFO Certification
EX-32.1 Section 1350 CEO Certification
EX-32.2 Section 1350 CFO Certification

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	May 31,	August 31,
	2004	2003
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$8,469	$12,347
Accounts receivable	135,094	117,896
Inventories:
Finished products	34,170	34,124
Work in process	25,515	23,240
Raw materials	45,928	38,832

	105,613	96,196
Other current assets	9,309	10,480
Deferred taxes	8,016	7,469

Total Current Assets	266,501	244,388
Goodwill	307,405	294,904
Other Intangible Assets	15,639	15,844
Other Assets	9,772	7,357
Property, Plant and Equipment	283,384	270,542
Less accumulated depreciation	(141,724)	(128,579)

	141,660	141,963

	$740,977	$704,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$56,098	$49,588
Accrued expenses	87,803	85,158
Current portion of long-term debt	4,994	7,319

Total Current Liabilities	148,895	142,065
Long-Term Debt—Less Current Portion	192,471	186,284
Deferred Taxes	8,397	7,860
Other Long-Term Liabilities	76,310	72,622
Minority Interest	9,364	8,619
Shareholders’ Equity
Common stock	106,662	104,974
Retained earnings	191,832	187,845
Accumulated other comprehensive income (loss)	7,046	(5,813)

	305,540	287,006

	$740,977	$704,456

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Net sales	$152,464	$144,921	$427,163	$403,904
Cost of sales	101,529	95,782	287,681	267,970

Gross profit	50,935	49,139	139,482	135,934
SG&A expenses	40,929	37,146	114,938	106,938
Amortization expense	601	554	1,918	1,664
Other	0	0	1,378	0

Income before interest and income taxes	9,405	11,439	21,248	27,332
Interest expense	3,521	4,000	10,861	11,710

Income before income taxes and minority interest	5,884	7,439	10,387	15,622
Income tax expense	2,060	2,488	3,636	5,230
Minority interest	10	540	478	948

Net income	$3,814	$4,411	$6,273	$9,444

Net income per share:
Basic	$0.26	$0.31	$0.43	$0.66

Diluted	$0.26	$0.30	$0.43	$0.66

Dividends per share:
Declared	$0.055	$0.055	$0.165	$0.165

Paid	$0.055	$0.055	$0.165	$0.165

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	May 31,
	2004	2003
Operating Activities:
Net income	$6,273	$9,444
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	14,525	15,588
Amortization	1,918	1,664
Deferred taxes	(104)	345
Stock compensation	312	0
Changes in operating assets and liabilities:
Accounts receivable	(9,142)	12,365
Inventories	(3,972)	(809)
Accounts payable	3,470	1,638
Accrued expenses	(2,199)	(6,210)
Other	(3,326)	(69)

Net Cash and Cash Equivalents Provided by Operating Activities	7,755	33,956
Investing Activities:
Capital expenditures, net of nominal disposals	(7,322)	(4,397)
Purchase of Tarby	0	(12,478)

Net Cash and Cash Equivalents Used by Investing Activities	(7,322)	(16,875)
Financing Activities:
Proceeds from debt borrowings	50,415	49,731
Payments of long-term debt	(52,739)	(66,164)
Amended credit agreement fees	(1,078)	0
Proceeds from sale of common stock	1,376	383
Dividends paid	(2,285)	(2,369)

Net Cash and Cash Equivalents Provided by Financing Activities	(4,311)	(18,419)

Increase in Cash and Cash Equivalents	(3,878)	(1,338)
Cash and Cash Equivalents at Beginning of Period	12,347	10,534

Cash and Cash Equivalents at End of Period	$8,469	$9,196

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 2004
(Unaudited)

NOTE 1—Preparation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“we” “our”) contain all adjustments, consisting of normally recurring items, necessary to present fairly the financial condition as of May 31, 2004 and August 31, 2003, the results of our operations for the three and nine month periods ended May 31, 2004 and 2003 and our cash flows for the nine month periods ended May 31, 2004 and 2003. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

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

NOTE 2—New Accounting Standards

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

NOTE 3—Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine month period ended May 31 2004, by operating segment, are as follows:

	Pharmaceutical	Energy	Industrial
	Segment	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2003	$173,293	$69,528	$52,083	$294,904
Goodwill acquired during the period	0	0	0	0
Translation adjustments and other	11,902	425	174	12,501

Balance as of May 31, 2004	$185,195	$69,953	$52,257	$307,405

Information regarding our other intangible assets is as follows:

	As of May 31, 2004			As of August 31, 2003
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and Trademarks	$11,260	$5,449	$5,811	$10,927	$5,124	$5,803
Non-compete Agreements	10,940	8,599	2,341	10,790	8,274	2,516
Financing Costs	8,531	5,582	2,949	7,453	4,376	3,077
Pension Intangible	3,805	0	3,805	3,805	0	3,805
Other	5,386	4,653	733	5,234	4,591	643

Total	$39,922	$24,283	$15,639	$38,209	$22,365	$15,844

NOTE 4—Other Expense
Other expenses are $1,378,000 in the nine months ended May 31, 2004. These expenses are related to the retirement of our former President and CEO in December of 2003.

NOTE 5—Net Income per Share

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Numerator:
Basic:
Net income	$3,814	$4,411	$6,273	$9,444
Effect of dilutive securities:
Convertible debt interest	480	575	1,440	1,757

Income attributable to diluted shares	$4,294	$4,986	$7,713	$11,201

Denominator:
Basic:
Weighted average shares	14,496	14,373	14,465	14,358
Effect of dilutive securities:
Convertible debt	1,778	2,135	1,778	2,194
Dilutive options and restricted shares	35	26	36	29

Diluted shares	16,309	16,534	16,279	16,581

Basic net income per share	$0.26	$0.31	$0.43	$0.66

Diluted net income per share-reported (a)	$0.26	$0.30	$0.43	$0.66

Diluted net income per share-computed (a)	$0.26	$0.30	$0.47	$0.68

(a)	For the three and nine month periods ended May 31, 2004, the computed diluted net income per share is $0.26 and $0.47, respectively. For the three and nine month periods ended May 31, 2003, the computed diluted net income per share is $0.30 and $0.68, respectively. However diluted net income per share may not exceed basic net income per share. Therefore, the reported diluted net income per share for the three and nine month periods ended May 31, 2004 are $0.26 and $0.43, and the reported diluted net income per share for the three and nine month periods ended May 31, 2003 are $0.30 and $0.66, respectively.

NOTE 6—Product Warranties

Warranty obligations are contingent upon product failure rates, material required for the repairs and service delivery costs. We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.

Changes in our product warranty liability during the period are as follows:

	Nine Months Ended
	May 31,
	2004	2003
	(In thousands)
Balance at beginning of the period	$9,310	$9,405
Warranties issued during the period	2,825	2,108
Settlements made during the period	(2,260)	(2,495)

Balance at end of the period	$9,875	$9,018

NOTE 7—Long-Term Debt

May 31, 2004
(In thousands)
Senior debt:
Revolving credit loan	$18,204
Senior notes	100,000
Other	14,102
10.00% Subordinated notes	25,159
8.00% Convertible subordinated notes	40,000

Total debt	197,465
Less current portion	4,994

$192,471

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $125,000,000. All outstanding amounts under the Agreement are due and payable on October 7, 2006. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. At May 31, 2004 the weighted average interest rate for all amounts outstanding was 4.13%. Indebtedness under the Agreement is unsecured, except for guarantees by our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries.

We have $100,000,000 of Senior Notes (“Senior Notes”) issued in two series. Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and is due May 1, 2008, and Series B in the principal amount of $30,000,000 has an interest rate of 6.84% and is due May 1, 2010. Interest is payable semi-annually on May 1 and November 1.

The above agreements have certain restrictive covenants including limitations on cash dividends, treasury stock purchases and capital expenditures, and minimum requirements for interest coverage and leverage ratios. The amount of cash dividends and treasury stock purchases, other than in relation to stock option exercises, we may incur in each fiscal year is restricted to the greater of $3,500,000 or 50% of our consolidated net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year. Under this Agreement and other lines of credit, we could incur additional indebtedness of approximately $5,000,000 based on our covenant position.

Our other debt primarily consists of unsecured non-U.S. bank lines of credit with interest rates ranging from 4.00% to 8.00%.

We have $25,159,000 of 10.00% Subordinated Notes (“Subordinated Notes”) denominated in euro with the former owner of Romaco. The Subordinated Notes are due in 2006 and interest is payable quarterly.

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

NOTE 8—Retirement Benefits

Retirement and other postretirement plan costs are as follows:

Pension Benefits	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
	(in thousands)
Service cost	$955	$1,174	$2,865	$2,731
Interest cost	2,015	2,435	6,045	5,815
Expected return on plan assets	(1,604)	(1,923)	(4,811)	(4,321)
Amortization of prior service cost	278	211	833	431
Amortization of unrecognized losses	123	241	369	511

Net periodic benefit cost	$1,767	$2,138	$5,301	$5,167

Other Postretirement Benefits	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
	(in thousands)
Service cost	$78	$62	$233	$187
Interest cost	413	428	1,240	1,285
Expected return on plan assets	0	0	0	0
Amortization of prior service cost	53	53	159	160
Amortization of unrecognized losses	175	122	526	367

Net periodic benefit cost	$719	$665	$2,158	$1,999

We estimate that the required employer contributions to our plans in fiscal 2004 will be approximately $11.0 million.

NOTE 9—Income Taxes

The estimated annual effective tax rate was 35.0% for the three and nine month periods of fiscal 2004 and 33.5% for the three and nine month periods of fiscal 2003.

NOTE 10—Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
	(In thousands)
Net income, as reported	$3,814	$4,411	$6,273	$9,444
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	285	276	855	827

Pro forma net income	$3,529	$4,135	$5,418	$8,617

Earnings per share:
Basic—as reported	$0.26	$0.31	$0.43	$0.66

Basic—pro forma	$0.24	$0.29	$0.37	$0.60

Diluted—as reported	$0.26	$0.30	$0.43	$0.66

Diluted—pro forma	$0.24	$0.28	$0.37	$0.60

NOTE 11—Comprehensive Income

	Three Months Ended		Nine Month Ended
	May 31,		May 31,
	2004	2003	2004	2003
	(In thousands)
Net income	$3,814	$4,411	$6,273	$9,444
Other comprehensive income:
Foreign currency translation	(4,781)	12,284	12,859	25,786

Comprehensive (loss) income	$(967)	$16,695	$19,132	$35,230

NOTE 12—Business Segments

Sales and Income before Interest and Income Taxes (“EBIT”) by operating segment are presented in the following table.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
	(In thousands)
Unaffiliated customer sales:
Pharmaceutical	$89,075	$88,028	$250,711	$243,336
Industrial	32,725	33,419	92,286	91,726
Energy	30,664	23,474	84,166	68,842

Total	$152,464	$144,921	$427,163	$403,904

EBIT:
Pharmaceutical	$3,875	$6,149	$7,509	$14,262
Industrial	2,290	3,100	5,668	7,270
Energy	7,017	4,914	19,842	14,436
Corporate and eliminations	(3,777)	(2,724)	(11,771)	(8,636)

Total	$9,405	$11,439	$21,248	$27,332

Part I—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following tables present the components of our consolidated income statement and segment information for the three and nine month periods of fiscal 2004 and 2003.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.6	66.1	67.3	66.3

Gross profit	33.4	33.9	32.7	33.7
SG&A expenses	26.8	25.6	26.9	26.5
Amortization	0.4	0.4	0.5	0.4
Other	0.0	0.0	0.3	0.0

EBIT	6.2%	7.9%	5.0%	6.8%

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2004	2003	2004	2003
Segment	(In thousands)
Pharmaceutical:
Sales	$89,075	$88,028	$250,711	$243,336
EBIT	3,875	6,149	7,509	14,262
EBIT %	4.4%	7.0%	3.0%	5.9%
Industrial:
Sales	$32,725	$33,419	$92,286	$91,726
EBIT	2,290	3,100	5,668	7,270
EBIT %	7.0%	9.3%	6.1%	7.9%
Energy:
Sales	$30,664	$23,474	$84,166	$68,842
EBIT	7,017	4,914	19,842	14,436
EBIT %	22.9%	20.9%	23.6%	21.0%

Three months ended May 31, 2004

     Net sales for the third quarter of fiscal 2004 were $152.5 million compared with $144.9 million in the third quarter of fiscal 2003. The change in exchange rates, primarily the strengthening of the euro, increased third quarter of fiscal 2004 sales by $6.8 million compared with the third quarter of fiscal 2003. Excluding the impact of exchange rates, the third quarter of fiscal 2004 sales increased by $0.7 million, or 0.5%

     The Pharmaceutical segment had sales of $89.1 million in the third quarter of fiscal 2004 compared with $88.0 million in the third quarter of fiscal 2003. The change in exchange rates increased the third quarter of fiscal 2004 sales by $6.4 million compared with the third quarter of fiscal 2003. Excluding the impact of exchange rates, the third quarter of fiscal 2004 sales declined by $5.3 million, or 6.0%. Sales are lower as a result of weak economic conditions in Europe. Orders for this segment increased from $81.0 million in the third quarter of fiscal 2003 to $90.5 million in the third quarter of fiscal 2004. The change in exchange rates increased the third quarter of fiscal 2004 orders by $4.1 million. Excluding the impact of exchange rates, the third quarter of fiscal 2004 orders increased by $5.4 million, or 6.7%. The increase in orders was in both the Romaco and Reactor Systems businesses and is attributed to increased order activity in Asia. Backlog in this segment increased to $111.5 million at the end of the third quarter of fiscal 2004 from $86.8 million at August 31, 2003.

     The Industrial segment had sales of $32.7 million in the third quarter of fiscal 2004 compared with $33.4 million in the third quarter of fiscal 2003. The decrease in sales is a result of lower sales to the wastewater treatment market by our Industrial Pump product platform. Incoming orders in this segment were $34.8 million in the third quarter of fiscal 2004 compared with $33.4 million in the third quarter of fiscal 2003. Backlog in this segment increased to $27.6 million at the end of the third quarter of fiscal 2004 from $22.0 million at August 31, 2003.

     The Energy segment had sales of $30.7 million in the third quarter of fiscal 2004 compared with $23.5 million in the third quarter of fiscal 2003, an increase of $7.2 million, or 30.6%. Due to the higher oil and gas prices, the overall level of crude oil and natural gas exploration and production activities has increased. Incoming orders in this segment increased to $29.2 million in the third quarter of fiscal 2004 compared with $23.4 million in the third quarter of fiscal 2003. Backlog increased to $4.7 million at the end of the third quarter of fiscal 2004 from $2.6 million at August 31, 2003. The increase in backlog is normal given the large increase in orders.

     EBIT for the third quarter of fiscal 2004 was $9.4 million compared with $11.4 million in the third quarter of fiscal 2003. EBIT has declined even though there was a slight increase in sales when the impact of favorable exchange rates is excluded. The decline in EBIT is a result of lower gross margins caused by aggressive pricing in Europe, and lower aftermarket sales in the U.S. In addition, costs for healthcare and insurance are higher in fiscal 2004.

     The Pharmaceutical segment had EBIT of $3.9 million in the third quarter of fiscal 2004 compared with $6.1 million in the third quarter of fiscal 2003. The decline in EBIT is due to the aforementioned decline in sales after considering the impact of exchange rates and the lower selling prices in Europe due to intense competition.

     The Industrial segment had EBIT of $2.3 million in the third quarter of fiscal 2004 compared with $3.1 million in the third quarter of fiscal 2003, a decrease of $0.8 million. The decrease is due to lower sales volumes, higher pension and medical costs and a shift in sales mix as aftermarket activity represented a lower percentage of revenues.

     The Energy segment had EBIT of $7.0 million in the third quarter of fiscal 2004 compared with $4.9 million in the third quarter of fiscal 2003, an increase of $2.1 million or 42.9%. The increase in EBIT is attributable to higher sales volumes.

     Interest expense decreased from $4.0 million in the third quarter of fiscal 2003 to $3.5 million in the third quarter of fiscal 2004. This was due to lower average debt levels.

     The effective tax rate is 35.0% in fiscal 2004 and 33.5% in fiscal 2003.

Nine months ended May 31, 2004

     Net sales for the nine months ended May 31, 2004 were $427.2 million compared with $403.9 million for the same period of the prior year. The change in exchange rates increased the year to date fiscal 2004 sales by $30.7 million compared with the year to date sales of fiscal 2003. Excluding the impact of exchange rates, sales for the first nine months of fiscal 2004 decreased by $7.5 million, or 1.9%.

     The Pharmaceutical segment had sales of $250.7 million for the nine month period ended May 31, 2004 compared with $243.3 million for the same period of fiscal 2003. The change in exchange rates increased the year to date fiscal 2004 sales by $27.5 million compared with the year to date sales of fiscal 2003. Excluding the impact of exchange rates, sales for the first nine months of fiscal 2004 declined by $20.1 million, or 8.3%, compared to the first nine months of fiscal 2003. This decline in sales is due to the sluggish European economies. Year to date orders for this segment increased from $255.5 million in fiscal 2003 to $273.2 million in fiscal 2004. The change in exchange rates increased orders for the nine months ended May 31, 2004 by $29.4 million. Excluding the impact of exchange rates, the orders for the nine months ended May 31, 2004 decreased by $11.7 million, or 4.6%.

     The Industrial segment had sales of $92.3 million for the nine month period ended May 31, 2004 compared with $91.7 million in the same period of fiscal 2003. This segment continues to be negatively impacted by the weak specialty chemical market as well as no significant increase in capital equipment spending in the U.S. Year to date incoming orders in this segment were $97.7 compared with year to date orders of $94.9 million in fiscal 2003.

     The Energy segment had sales of $84.2 million for the nine month period ended May 31, 2004 compared with $68.8 million in the same period of fiscal 2003. The change in exchange rates increased the year to date fiscal 2004 sales by $2.9 million compared with the year to date sales of fiscal 2003. Excluding the impact of exchange rates, sales for the nine months of fiscal 2004 increased by $12.5 million, or 18.2%. Crude oil and natural gas exploration and production activities continue to increase due to high oil and gas prices. Incoming orders in this segment increased to $86.5 million in the first nine months of fiscal 2004 compared with $68.7 million in first nine months of fiscal 2003.

     EBIT for the nine months ended May 31, 2004 was $21.2 million compared with $27.3 million for the nine months ended May 31, 2003 EBIT for the nine months ended May 31, 2004 includes costs of $1.4 million related to the retirement of our former CEO. The remaining decline in EBIT is a result of lower sales volumes after considering the impact of exchange rates, lower gross margins as a result of aggressive price competition in Europe; higher medical and insurance costs; and a shift in sales mix as a result of lower aftermarket sales.

     The Pharmaceutical segment had EBIT of $7.5 million in the first nine months of fiscal 2004 compared with $14.3 million in the first nine months of fiscal 2003. The decline in EBIT is due to the aforementioned $20.1 million decline in year to date sales, after considering the impact of exchange rates, and lower margins due to intense competition in Europe.

     The Industrial segment had EBIT of $5.7 million in the first nine months of fiscal 2004 compared with $7.3 million in the first nine months of fiscal 2003, a decrease of $1.6 million while sales increased by $0.6 million. The decrease in EBIT is due to a shift in sales mix as sales of aftermarket products are a lower percentage of revenues and increased pension and medical costs.

     The Energy segment had year to date EBIT of $19.8 million in fiscal 2004 compared with year to date EBIT of $14.4 million in fiscal 2003, an increase of $5.4 million. Excluding the impact of exchange rates, EBIT increased $4.9 million while sales increased $12.4 million. The EBIT flowthrough is slightly higher than normal due to favorable sales mix.

     Year to date interest expense decreased from $11.7 million in fiscal 2003 to $10.9 million in fiscal 2004. This was due to lower average debt levels.

     The effective tax rate is 35.0% in fiscal 2004 and was 33.5% in fiscal 2003.

Liquidity and Capital Resources

     Cash uses in the first nine months of fiscal 2004 were $9.2 million for semi-annual interest payments due on our Senior Notes and Convertible Subordinated Notes, $2.5 million for variable pay plans, and $7.3 million for capital expenditures. Cash generated from operations funded these cash uses.

     Cash uses in the first nine months of fiscal 2003 were $9.2 million in semi-annual interest payments due on our Senior Notes and Convertible Subordinated Notes, $0.5 million for variable pay plans, $4.4 million for capital expenditures, and $12.5 million for the purchase of Tarby. Cash generated from operations funded these cash uses.

     Following is information regarding our long-term contractual obligations and other commitments outstanding as of May 31, 2004:

	Payments Due by Period
Long-term contractual
obligations	Total	One year or less	Two to three years	Four to five years	After five years
	(In thousands)
Long-term debt	$197,465	$4,994	$47,492	$113,000	$31,979
Capital lease obligations	0	0	0	0	0
Operating leases (1)	24,000	5,300	7,700	5,300	5,700
Unconditional purchase obligations	0	0	0	0	0

Total contractual cash obligations	$221,465	$10,294	$55,192	$118,300	$37,679

(1)	Operating leases are estimated as of May 31, 2004 and consist primarily of building and equipment leases.

	Amount of Commitment Expiration Per Period
Other commercial commitments	Total	One year or less	Two to three years	Four to five years	After five years
	(In thousands)
Lines of credit	$0	$0	$0	$0	$0
Standby letters of credit	21,872	21,872	0	0	0
Guarantees	0	0	0	0	0
Standby repurchase obligations	0	0	0	0	0
Other commercial commitments	833	575	258	0	0

Total commercial commitments	$22,705	$22,447	$258	$0	$0

     We expect operating cash flow to be adequate for the remainder of fiscal year 2004 to fund operating needs, capital expenditures and shareholder dividend requirements. The major cash requirement for the remainder of fiscal 2004 is planned capital expenditures of approximately $6.0 million. Capital expenditures are related to additional production capacity, cost reductions and replacement items.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity

     During the quarter ended May 31, 2004, we did not purchase any shares of our outstanding common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In our normal operations we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended May 31, 2004. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August, 31, 2003

Item 4. Controls and Procedures

     Based on a recent evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended May 31, 2004 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II—Other Information

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits – see INDEX TO EXHIBITS

b)	Reports on Form 8-K. During the quarter ended May 31, 2004, we filed the following reports on Form 8-K:

A report on Form 8-K was filed on March 5, 2004 to announce the passing of Maynard H. Murch IV, Chairman of the Board of Robbins & Myers, Inc.

A report on Form 8-K was filed on March 25, 2004 to report our second quarter and fiscal 2004 year to date financial results.

A report on Form 8-K was filed on March 26, 2004 to announce the appointment of David T. Gibbons to the Board of Directors of Robbins & Myers, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.

DATE: July 2, 2004	By:	/s/ Kevin J. Brown

Kevin J. Brown
Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: July 2, 2004	By:	/s/ Thomas J. Schockman

Thomas J. Schockman
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

(10)	MATERIAL CONTRACTS

10.1	Amendment No. 1 dated April 21, 2004 to the Third Amended and Restated Credit Agreement dated as of October 7, 2003, by and among Robbins & Myers, Inc., Robbins & Myers Finance Europe B.V., Bank One, N.A., individually and as administrative agent, and the other financial institutions name therein.*

10.2	Salary Continuation Agreement between Robbins & Myers, Inc. and Peter C. Wallace dated May 21, 2004.**

(31)	RULE 13A-14(A) CERTIFICATIONS

31.1	Rule 13a-14(a) CEO Certification

31.2	Rule 13a-14(a) CFO Certification

(32)	SECTION 1350 CERTIFICATIONS

*** 32.1 Section 1350 CEO Certification

*** 32.2 Section 1350 CFO Certification

*	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

**	Indicates management contract or compensatory arrangement.

***	A signed original of this written statement required by Section 906 has been furnished to Robbins & Myers, Inc. and will be retained by Robbins & Myers, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.