Form 10-K
period 2004-08-31
ROBBINS & MYERS INC
filed 2004-11-04
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20459

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-288

ROBBINS & MYERS, INC.

(Exact name of Registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of	(I.R.S. employer
incorporation)	identification number)

1400 Kettering Tower, Dayton, Ohio	45423

(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).       Yes [x]   No [  ]

Number of Common Shares, without par value, outstanding at October 15, 2004	14,530,289

Aggregate market value of Common Shares, without par value, held by non-affiliates of the Company at February 29, 2004 (the last business day of the Company’s second fiscal quarter)	$229,397,901

DOCUMENT INCORPORATED BY REFERENCE

Robbins & Myers, Inc., Proxy Statement, dated November 8, 2004, for its Annual Meeting of Shareholders on December 8, 2004; definitive copies of the foregoing have been filed with the Commission. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

ITEM 1. BUSINESS

OVERVIEW

Robbins & Myers, Inc. is an Ohio corporation. As used in this report, the terms “Company,” “we,” “our,” or “us” mean Robbins & Myers, Inc. and its subsidiaries unless the context indicates another meaning. We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the pharmaceutical, energy and industrial markets worldwide. Our principal brand names – Pfaudler®, Moyno®, Chemineer®, Laetus®, FrymaKoruma®, Siebler®, Hapa® and Hercules® – hold the number one or two market share position in the niche markets they serve. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. Our fiscal 2004 sales were approximately $586 million, and no one customer accounted for more than 5% of these sales.

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

Energy. Our Energy business segment designs, manufactures and markets equipment and systems used in oil and gas exploration and recovery. Our equipment and systems include hydraulic drilling power sections, down-hole pumps and a broad line of ancillary equipment, such as rod guides, rod and tubing rotators, wellhead systems, pipeline closure products and valves. These products and systems are used at the wellhead and in subsurface drilling and production. Several of our energy products, including hydraulic drilling power sections and down-hole pumps, hold the number one or two worldwide position in their respective markets. Major customers of our energy segment include Schlumberger and Chevron Texaco.

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

Information concerning our sales, income before interest and income taxes (“EBIT”), identifiable assets by segment, and sales and identifiable assets by geographic area for the years ended August 31, 2004, 2003 and 2002 is set forth in Note 12 to the Consolidated Financial Statements included at Item 8 and is incorporated herein by reference.

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

Our Reactor Systems business sells reactor vessels with capacities up to 15,000 gallons, which are generally both custom ordered and designed, and are often equipped with accessories, such as drives, glass-lined agitators and baffles. We also sell these vessels as part of an engineered system. Using our application engineering expertise and our understanding of our customers’ requirements, we are able to engineer and produce a complete modular system, which may be installed at the customer’s facility or delivered to the customer as a skid-mounted system. Additionally, we manufacture and sell glass-lined storage vessels with capacities up to 25,000 gallons, primarily to the same customers that use glass-lined reactor systems.

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

Aftermarket Sales. Aftermarket products and services, which include field service, replacement parts, accessories and reconditioning of glass-lined vessels, are an important part of our Reactor Systems business. Glass-lined vessels require regular maintenance and care because they are subjected to harsh operating conditions, and there is often a need to maintain a high-purity processing environment. Our aftermarket capabilities take advantage of our large installed base of Pfaudler glass-lined vessels and meet the needs of our customers, who are increasingly inclined to outsource various maintenance and service functions.

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

Romaco’s expertise extends from secondary processing through the final packaging of pharmaceuticals, nutriceuticals and cosmetics. For example, Romaco provides modular processing, dosing and filling systems, which can include equipment for the in-line labeling of drugs and the printing of dispensing packages. Romaco’s application engineers work closely with customers to design specific equipment and systems to meet their requirements.

Sales, Marketing and Distribution. We distribute Romaco products through our distribution network, which currently includes 17 sales and service centers around the world. In the geographic areas served by these centers, we sell directly to end users through our own sales force. We use manufacturers’ representatives to cover territories that are not effectively covered by our direct sales network.

Aftermarket Sales. Aftermarket sales of our Romaco business were approximately $51 million in fiscal 2004, or 29% of Romaco’s total sales. Included in these aftermarket sales are certain proprietary consumables, such as inks and labels.

Markets and Competition. Romaco has a large installed base of equipment in Europe, where it has its greatest market share, and a smaller presence in the U.S. and Asia. We believe there are opportunities in the U.S. and Asia to effectively introduce Romaco products to customers in these markets. We believe Romaco is one of the top three worldwide manufacturers of the type of pharmaceutical equipment it provides; however, the market is fragmented with many competitors, none of which is dominant. Given the fragmented nature of the industry, we believe there are strategic opportunities to expand our market share through acquisitions of companies and particular product lines.

Energy Business Segment

Our energy business designs, manufactures and markets a variety of specialized equipment and systems used in oil and gas exploration and recovery. Our equipment and systems are used at the wellhead and in subsurface drilling and production and include:

•	hydraulic drilling power sections and down-hole progressing cavity pumps, which we market under our Moyno brand name;

•	tubing wear prevention equipment, such as rod guides and rod and tubing rotators;

•	a broad line of ancillary equipment used at the wellhead; and

•	pipeline closure products and valves, which we market under our Yale, Hercules and Sentry brand names.

Hydraulic drilling power sections are used to drive the drill bit in horizontal and directional drilling applications, often drilling multiple wells from a single location. Down-hole pumps are used primarily to lift crude oil to the surface where there is insufficient natural pressure and for dewatering gas wells. The largest oil and natural gas recovery markets that benefit from using down-hole pumps are in Canada, the U.S., Venezuela, Indonesia and Kazakhstan. Rod guides are placed on down-hole rods used to pump oil to protect the rods and the production tubing from damage during operation and to enhance the flow of fluid to the surface. Tubing rotator products are an effective way of evenly distributing down-hole tubing wear. Wellhead products are used at the wellhead to control the flow of oil, gas and other material from the well. Pipeline closure products are used in oil and gas pipelines to allow access to a pipeline at selected intervals for inspection and cleaning. Principal brands of our energy segment include Moyno, Yale and Hercules.

Sales, Marketing and Distribution. We sell our hydraulic drilling power sections directly to oilfield service companies through our sales office near Houston, Texas. We sell our tubing wear prevention products and certain wellhead equipment in the U.S. and Canada through major national distributors and our service centers in key oilfield locations. We currently operate seven service centers in the U.S. and six service centers in Alberta, Canada. We sell down-hole pumps in the U.S. through three distributors; in Canada and Venezuela through our service centers; and in Asia through several distributors. We sell wellhead and closure products through distributor networks in the U.S. and Canada.

Aftermarket Sales. Aftermarket sales in our energy business consist principally of the relining of stators and the refurbishment of rotors. However, replacement items, such as power sections and down-hole pump rotors and rod guides, which wear out after regular usage, are complete products and are not identifiable by us as aftermarket sales.

Markets and Competition. Our energy business is a leading manufacturer of hydraulic drilling power sections worldwide. We are also the leading manufacturer of rod guides, wellhead components and pipeline closure products and the second leading manufacturer of down-hole progressing cavity pumps. While the oil and gas exploration and recovery equipment marketplace is highly fragmented, we believe that, with our leading products, we are effectively positioned as a full-line supplier with the capability to provide customers with complete system sourcing.

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

Moyno and Tarby

Our Moyno and Tarby businesses design, manufacture and market progressing cavity pumps and related products for use in the wastewater treatment, specialty chemical, food and beverage, pulp and paper and general industrial markets. Prices range from several hundred dollars for small pumps to $200,000 for large pumps, such as those used in wastewater treatment applications.

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

Chemineer’s high-quality gear-driven agitators are available in various sizes, a wide selection of mounting methods and drives of up to 1,000 horsepower. Chemineer competes in the small-mixer market with DT small mixers, a line of fixed mounted mixers with drive ranges from one-half to five horsepower for less demanding applications, and the Chemineer XPress portable mixers, a line of portable gear-driven and direct-drive mixers, which can be clamp mounted to handle small-batch mixing needs.

Our belt-driven, side-entry mixers are used primarily in the pulp and paper and mineral processing industries. Our static mixers are continuous mixing and processing devices with no moving parts, and are used in specialized mixing and heat transfer applications. Our high-shear mixers are used primarily for paint, cosmetics, plastics and adhesive applications.

Sales, Marketing and Distribution. Chemineer sells industrial mixers through regional sales offices and through a network of approximately 30 U.S. and 30 non-U.S. manufacturers’ representatives. Our Chemineer business maintains regional sales offices in Mexico, Canada, the U.K., Singapore, China and Korea.

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

BACKLOG

Our order backlog was $114.3 million at August 31, 2004 compared with $111.4 million at August 31, 2003. We expect to ship substantially all of our backlog during the next 12 months.

CUSTOMERS

Sales are not concentrated with any customer, as no customer represented more than 5% of sales in fiscal 2004, 2003 or 2002.

RAW MATERIALS

Raw materials are purchased from various vendors that generally are located in the same country as our facility using the raw materials. Because of high global demand for steel, the costs have increased significantly in 2004. However, the supply of steel and other raw materials and components has been adequate and available without significant delivery delays. No events are known or anticipated that would change the availability of raw materials. No one supplier provides more than 5% of our raw materials.

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

During fiscal 2004, we spent approximately $6.7 million on research and development activities compared with $6.4 million in fiscal 2003 and $6.2 million in fiscal 2002.

Compliance with federal, state and local laws regulating the discharge of materials into the environment is not anticipated to have any material effect upon our capital expenditures, earnings or competitive position.

At August 31, 2004, we had 3,824 employees, which included approximately 600 at majority-owned joint ventures. Approximately 725 of these employees were covered by collective bargaining agreements at various locations. The labor agreement with the employees of Chemineer’s principal manufacturing facility extends to March of 2007. The labor agreement with the employees of Pfaudler’s facility in Rochester, New York extends to September 2007. The labor agreement with the employees of Moyno’s principal manufacturing facility expires in February 2005. The Company considers labor relations at each of its locations to be good.

CERTIFICATIONS

Peter C. Wallace, our President and Chief Executive Officer, certified to the New York Stock Exchange on October 22, 2004 that, as of that date, he was not aware of any violation by the Company of the NYSE’s Corporate Governance Listing Standards. We have filed with the SEC the certifications of Mr. Wallace and Kevin J. Brown, our Chief Financial Officer, that are required by Section 302 of the Sarbanes-Oxley Act of 2002 relating to the financial statements and disclosures contained in our Annual Report on Form 10-K for the year ended August 31, 2004.

AVAILABLE INFORMATION

We make available free of charge on or through our web site, at www.robbinsmyers.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission (“SEC”). Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. Information regarding operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0300. Information that we file with the SEC is also available at the SEC’s web site at www.sec.gov.

We also post on our web site the following corporate governance documents: Corporate Governance Guidelines, Code of Business Conduct, and the Charters of our Audit, Compensation, and Nominating and Governance Committees. Copies of the foregoing documents are also available in print to any shareholder who requests it by writing our Corporate Secretary, Robbins & Myers, Inc., 1400 Kettering Tower, Dayton, Ohio 45423.

ITEM 2. PROPERTIES

Facilities

Our executive offices are located in Dayton, Ohio. The executive offices are leased and occupy approximately 10,000 square feet. Set forth below is certain information relating to our principal operating facilities.

	Square			Products Manufactured or
Location	Footage			Other Use of Facility
North and South America:
Rochester, New York	500,000			Reactor Systems
Springfield, Ohio	275,000			Industrial Pump Products
Dayton, Ohio	160,000			Industrial Mixers
Borger, Texas	115,000			Wellhead products for Energy Systems
Willis, Texas	110,000			Down-hole pumps and power sections for Energy Systems
Mexico City, Mexico	110,000			Reactor Systems, Industrial Pumps and Industrial Mixers
Taubate, Brazil	100,000			Reactor Systems
Charleston, West Virginia	100,000			Corrosion-Resistant Products
Tomball, Texas	75,000			Valves and closures for Energy Systems
Avondale, Pennsylvania	50,000			Corrosion-Resistant Products
West Chester, Pennsylvania	30,000			Corrosion-Resistant Products
North Andover, Massachusetts	30,000	(1)		Industrial Mixers
Sao Jose Dos Campos, Brazil	30,000			Reactor Systems
Edmonton, Alberta, Canada	25,000 to	(2)		Energy Systems, including two service centers
2 plants	30,000 each	(1)
Pequannock, New Jersey	62,000	(1)		Index equipment

Europe:
Schwetzingen, Germany	400,000			Reactor Systems
Leven, Scotland	240,000			Reactor Systems and Corrosion-Resistant Products
Quarto D’Altino, Italy	120,000			Reactor Systems
San Donà di Piave, Italy	90,000			Reactor Systems
Derby, England	20,000	(1)		Industrial Mixers
Petit-Rechain, Belgium	15,000			Power sections for Energy Systems
Bolton, England	24,000			Reactor Systems
Southampton, England	10,000	(1)		Industrial Pump Products
Campbridgeshire, England	8,500			Distribution Center-Romaco Products
D’Agen, France	15,000	(1	)(5)	Manufacture of Pharma Modules
Alsbach - Hahnlein, Germany	21,000			Laetus equipment
Remschingen, Germany	61,000	(1)		Siebler equipment
Karlsruhe, Germany	47,000			Horn & Noack equipment
Neuenburg, Germany	70,000			Frymakoruma equipment
Bologna, Italy	44,000	(1)		Macofar equipment
Bologna, Italy	11,000	(1)		Promatic equipment
Milano, Italy	15,000			Unipac equipment
Lucca, Italy	52,000			Zanchetta equipment
Volketswil, Switzerland	50,000	(1)		HAPA equipment
Rheinfelden, Switzerland	115,000			Frymakoruma equipment

	Square		Products Manufactured or
Location	Footage		Other Use of Facility
Australia
Tingalpa, Brisbane	24,000	(1)	Bosspak equipment

Asia:
Gujurat, India	350,000	(3)	Reactor Systems
Suzhou, China	150,000	(4)	Reactor Systems
Singapore	5,000	(1)	Industrial Pump Products

(1)	Leased facility.

(2)	R&M Energy Systems also operates an additional 13 (7 U.S., 6 Canada) Service Centers, primarily in leased facilities between 5,000 and 10,000 square feet each. These locations are in the oil producing regions of the U.S. and Canada and manufacture rod guides and distribute other of the Company’s Energy Systems products. Locations are: Bakersfield, California, Oklahoma City, Oklahoma, Odessa, Texas, Casper, Wyoming, Mt. Pleasant, Michigan, Williston, North Dakota, Wooster, Ohio and in Alberta, Canada — Brooks, Elk Point, Provost, Maidstone, Sedgewick and Taber.

(3)	Facility of a 51%-owned subsidiary.

(4)	Facility of a 76%-owned subsidiary.

(5)	Facility of a 50% owned subsidiary.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Peter C. Wallace, age 50, has been President and Chief Executive Officer of the Company since July 12, 2004. From October 2001 to July 2004, Mr. Wallace was President and CEO of IMI Norgren Group (sophisticated motion and fluid control systems for original equipment manufacturers). He was employed by Rexnord Corporation (power transmission and conveying components) for 25 years serving as President and Group Chief Executive from 1998 until October 2001 and holding a variety of senior sales, marketing, and international positions prior thereto.

Kevin J. Brown, age 46, has been our Vice President and Chief Financial Officer since January 2000. Previously, he was our Controller and Chief Accounting Officer since December 1995. Prior to joining us, he was employed by the accounting firm of Ernst & Young LLP for 15 years.

Saeid Rahimian, age 46, has been a Group Vice President and President of our Reactor Systems business since May 2004. He has also been President of our R&M Energy Systems business since 1998.

John R. Beatty, age 52, has been our Vice President, Human Resources since March 2004. From 1996 to 2004, he was Vice President, Human Resources for DT Industries, Inc., and prior to 1996, he was Director of Human Resources for Rockwell Software Inc., a subsidiary of Rockwell Inc.

Albert L. Raiteri, age 63, has been our Treasurer since December 1998. He has held various positions in finance and accounting for us since 1972.

Thomas J. Schockman, age 40, has been our Corporate Controller and Chief Accounting Officer since March 2000. Prior to joining us, he was employed as Controller at Spinnaker Coating, Inc. for three years and, prior to that, with the accounting firm of Ernst & Young LLP for ten years.

Joseph M. Rigot, age 61, has been our Secretary and General Counsel since 1990. He has been a partner with the law firm of Thompson Hine LLP, Dayton, Ohio for over 10 years.

The term of office of our executive officers is until the next Annual Meeting of Directors (December 8, 2004) or until their respective successors are elected.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A) Our common shares trade on the New York Stock Exchange under the symbol RBN. The prices presented in the following table are the high and low closing prices for the common shares for the periods presented.

			Dividends
	High	Low	Paid
Fiscal 2004
1st Quarter	$23.38	$20.49	$0.055
2nd Quarter	22.45	18.70	0.055
3rd Quarter	22.95	19.55	0.055
4th Quarter	22.55	17.32	0.055
Fiscal 2003
1st Quarter	$20.05	$14.70	$0.055
2nd Quarter	19.64	14.80	0.055
3rd Quarter	19.25	13.29	0.055
4th Quarter	22.77	18.50	0.055

(B) As of October 15, 2004, we had approximately 549 shareholders of record. Based on requests from brokers and other nominees, we estimate there are approximately an additional 2,340 shareholders.

(C) Dividends paid on common shares are presented in the table in Item 5(A). Our credit agreement includes certain covenants which restrict our payment of dividends. The amount of cash dividends plus stock repurchases we may incur in each fiscal year is restricted to the greater of $3,500,000 or 50% of our net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year. For purposes of this test, stock repurchases related to stock option exercises or in connection with withholding taxes due under any stock plan in which employees or directors participate are not included. Under this formula, such cash dividends and treasury stock purchases in fiscal 2005 are limited to $8,477,000.

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data (1)
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except percents, per share, shareholder and employee data)

	5 Year
	Average
	Growth	2004	2003	2002	2001	2000	1999
Operating Results
Orders	9.5%	$586,948	$546,357	$508,943	$427,275	$412,948	$373,135
Ending backlog		114,267	111,375	125,665	143,522	80,484	74,330
Sales	7.9	585,758	560,775	526,373	425,902	406,714	400,142
Gross profit (2)	7.2	193,004	188,816	173,764	140,734	140,234	136,166
EBIT (2,3,4)	(1.9)	30,317	38,709	40,947	43,236	43,572	33,288
Net income (2,3)	(3.8)	9,770	14,368	14,503	19,631	18,056	11,849
Financial Condition
Total assets		$733,242	$704,456	$679,925	$660,260	$495,679	$493,852
Total debt		181,702	193,603	208,446	258,894	177,864	191,272
Shareholders’ equity		303,112	287,006	260,493	197,902	167,182	154,226
Total capitalization		484,814	480,609	468,939	456,796	345,046	345,498
Performance Statistics
Percent of sales:
Gross profit (2)		32.9%	33.7%	33.0%	33.0%	34.5%	34.0%
EBIT (2,3,4)		5.2	6.9	7.8	10.2	10.7	8.3
Debt as a % of total capitalization		37.5	40.3	44.5	56.7	51.5	55.4
EBIT return on average net assets (9)		6.0	8.0	8.9	12.4	12.6	9.3
Net income return on avg. equity		3.2	5.2	6.7	11.2	11.2	7.8
Per Share Data
Net income per share, diluted (2,3)	(8.8)%	$0.67	$1.00	$1.15	$1.63	$1.53	$1.06
Dividends declared	0.0	0.22	0.22	0.22	0.22	0.22	0.22
Market price of common stock:
High		$23.38	$22.77	$29.28	$29.25	$24.50	$25.88
Low		17.32	13.29	18.91	21.56	15.19	15.69
Close	(4.1)%	19.10	22.73	18.91	28.38	23.88	23.50
P/E ratio at August 31, diluted		28.51	22.73	16.44	17.41	15.61	22.17
Other Data
Cash flow from operations		$26,353	$45,636	$44,540	$30,984	$36,040	$39,463
Capital expenditures, net		9,884	7,869	15,112	20,200	19,842	11,612

Free cash flow (5)		16,469	37,767	29,428	10,784	16,198	27,851
Amortization (3)		$2,738	$2,189	$2,015	$8,187	$8,077	$7,660
Depreciation		18,639	20,093	20,028	16,161	16,293	16,861
Enterprise value (6)	0.5%	459,168	521,483	479,483	591,650	439,493	448,386
Shares outstanding at year end		14,527	14,425	14,333	11,726	10,956	10,941
Average diluted shares (7)		16,285	16,492	14,688	13,465	13,416	13,535
Number of shareholders (8)		2,889	2,875	2,809	2,885	2,932	3,256
Number of employees		3,824	3,904	3,921	4,334	3,284	3,244

Notes to Selected Financial Data

1.	Fiscal 2003 reflected the acquisition of Tarby on November 15, 2002. Fiscal 2001 reflected the acquisition of Romaco on August 31, 2001. The August 31, 2001 consolidated balance sheet data included Romaco, but the fiscal 2001 consolidated income statement data did not include Romaco.

2.	Fiscal 2004 included charges of $1,378,000 related to the retirement of our former President & CEO and severance costs of $761,000 related to the consolidation of our Reactor Systems business in Italy. See Note 4 of Notes to Consolidated Financial Statements. Fiscal 2001 included charges of $2,492,000 related to our global reorganization program, including inventory write-downs of $1,000,000 that are included in gross profit. Fiscal 2000 included charges of $409,000 relating to the closure of our Fairfield, California manufacturing facility, a gain of $918,000 related to the sale of our Fairfield facility and a charge of $500,000 related to Universal Glasteel Equipment, Inc. Fiscal 1999 included charges of

$4,769,000 primarily for the closure of our Fairfield facility and severance and early retirement costs of $1,600,000. These special items decreased fiscal 2004 net income by $1,390,000 ($.10 per diluted share), decreased fiscal 2001 net income by $1,670,000 ($0.12 per diluted share), increased fiscal 2000 net income by $6,000 ($0.00 per diluted share) and decreased fiscal 1999 net income by $4,204,000 ($0.31 per diluted share).

3.	In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established accounting and reporting standards for intangible assets and goodwill. It required that goodwill and certain intangible assets no longer be amortized to earnings, but instead be reviewed periodically for impairment. We adopted this pronouncement as of the beginning of fiscal 2002. Had the new pronouncement been adopted at the beginning of fiscal 1999 (i) goodwill amortization in the following amounts would not have been recorded in the periods indicated: fiscal 2001, $5,420,000; fiscal 2000, $5,541,000; and fiscal 1999, $5,439,000; and (ii) net income per diluted share in the periods indicated would have been as follows: fiscal 2001, $1.88; fiscal 2000, $1.80; and fiscal 1999, $1.32.

4.	EBIT represents income before interest and income taxes and is reconciled to net income on our Consolidated Income Statement. EBIT is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income as a measure of our operating results. EBIT is not a measure of cash available for use by management. We evaluate performance of our business segments and allocate resources based on EBIT.

5.	Free Cash Flow represents net cash and cash equivalents provided by operating activities, less capital expenditures. Free Cash Flow is used as a measure of cash generated for acquisitions and financing activities. Free Cash Flow is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, and should not be considered an alternative to cash flow as a measure of our liquidity.

6.	Market capitalization of shares outstanding at year end plus total debt.

7.	Fiscal 2004 reflected an additional 1,778,000 shares, fiscal 2003 reflected an additional 2,090,000 shares, fiscal 2002 and fiscal 2001 reflected an additional 2,190,000 shares, fiscal 2000 reflected an additional 2,297,000 shares and fiscal 1999 reflected an additional 2,385,000 shares related to the convertible notes outstanding.

8.	As of September 1, 2004, we had 549 shareholders of record. Based on requests from brokers and other nominees, we estimate there were an additional 2,340 shareholders.

9.	EBIT return on average net assets is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income return on average equity. EBIT return on average net assets is computed as EBIT divided by the summation of total assets less accounts payable, accrued liabilities, deferred tax liabilities, other long-term liabilities and minority interest. This measure is used to evaluate the return on the assets employed by our business segments.

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

Energy. Our Energy business segment designs, manufactures and markets equipment and systems used in oil and gas exploration and recovery. Our equipment and systems include hydraulic drilling power sections, down-hole pumps and a broad line of ancillary equipment, such as rod guides, rod and tubing rotators, wellhead systems, pipeline closure products and valves. These products and systems are used at the wellhead and in subsurface drilling and production. Several of our energy products, including hydraulic drilling power sections and down-hole pumps, hold the number one or two worldwide position in their respective markets. Major customers of our energy segment include Schlumberger and Chevron Texaco.

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

Acquisition

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

Safe Harbor Statement

In addition to historical information, this Form 10-K contains forward-looking statements, identified by use of words such as “expects,” “anticipates,” “estimates,” and similar expressions. These statements reflect the Company’s expectations at the time this Form 10-K was filed. Actual events and results may differ materially from those described in the forward-looking statements. Among the factors that could cause material differences are a significant decline in capital expenditures in specialty chemical and pharmaceutical industries, a major decline in oil and natural gas prices, foreign exchange rate fluctuations, the impacts of Sarbanes-Oxley section 404 procedures, work stoppages related to union negotiations, customer order cancellations, the ability of the Company to comply with the financial covenants and other provisions of its financing arrangements, the ability of the Company to realize the benefits of its restructuring program in its Pharmaceutical Segment and general economic conditions that can affect demand in the process industries. The Company undertakes no obligation to update or revise any forward-looking statement.

Results of Operations

The following tables present components of our consolidated income statement and segment information.

	2004	2003	2002
Consolidated
Sales	100.0%	100.0%	100.0%
Cost of sales	67.1	66.3	67.0

Gross profit	32.9	33.7	33.0
SG&A expenses	26.9	26.4	24.8
Amortization	0.5	0.4	0.4
Other	0.3	0.0	0.0

EBIT	5.2%	6.9%	7.8%

	2004	2003	2002
	(In thousands, except percents)
By Segment
Pharmaceutical:
Sales	$343,047	$342,415	$319,412
EBIT	10,317	21,401	27,895
EBIT %	3.0%	6.3%	8.7%
Energy:
Sales	$115,884	$95,487	$91,381
EBIT	27,424	20,941	18,773
EBIT %	23.7%	21.9%	20.5%
Industrial:
Sales	$126,827	$122,873	$115,580
EBIT	8,349	8,791	5,279
EBIT %	6.6%	7.2%	4.6%
Total:
Sales	$585,758	$560,775	$526,373
EBIT	30,317	38,709	40,947
EBIT %	5.2%	6.9%	7.8%

Fiscal Year Ended August 31, 2004 Compared with Fiscal Year Ended August 31, 2003

Sales for the fiscal year ended August 31, 2004 were $585.8 million compared with $560.8 million in fiscal 2003. Foreign currency translation caused an increase in sales of $36.9 million resulting in a sales decline of $11.9 million on a constant dollar basis. The decline in sales is a result of lower sales in our Pharmaceutical segment offset by strengthening sales in our Energy and Industrial segments.

The Pharmaceutical segment had sales of $343.0 million in fiscal 2004 compared with $342.4 million in the same period of fiscal 2003. The impact of exchange rates increased sales by $33.4 million resulting in a sales decline of $32.8 million on a constant dollar basis. The decline in sales volumes is a result of continued weak economic conditions in Europe, which represents approximately 75% of this segment’s sales volume. Our sales were negatively affected by reduced capital spending by pharmaceutical companies due to general weakness in the capital goods markets in Europe and the business consolidations within the pharmaceutical industry. The consolidation of pharmaceutical companies has resulted in excess capacity as product lines are rationalized among facilities. The excess capacity as a result of the consolidations is viewed as a short-term issue because normal wear and tear on equipment will eventually lead to replacement and the consumption of pharmaceutical products is expected to continue to grow.

The Energy segment had sales of $115.9 million in fiscal 2004 compared with $95.5 million in the same period of fiscal 2003, an increase of $20.4 million, or 21.4%. The impact of exchange rates increased sales by $3.1 million resulting in a sales increase of $17.3 million on a constant dollar basis. Higher oil and natural gas prices and accelerated global demand are being reflected in higher rig count and capital equipment spending in this industry. It is anticipated that these trends should continue through our fiscal 2005.

The Industrial segment had sales of $126.8 million in fiscal 2004 compared with $122.9 million in fiscal 2003, an increase of $3.9 million, or 3.2%. This modest increase in sales is attributed to some improvement in the U.S. industrial economy offset by lower spending for wastewater treatment projects by local municipalities.

EBIT in fiscal 2004 was $30.3 million compared with $38.7 million in fiscal 2003. In fiscal 2004, we recorded costs of $1.4 million related to the retirement of our former President and CEO and $0.8 million for severance costs related to the closure of a Reactor Systems facility in Italy. The sales volume decline in constant dollars of $11.9 had a negative impact on EBIT of $4.1 million. The remaining decline in EBIT is a result of price pressures in our Pharmaceutical segment ($1.0 million), higher health care costs ($1.0 million) and a shift in sales mix as aftermarket sales in our Industrial Segment were a lower percentage of 2004 sales relative to fiscal 2003.

The Pharmaceutical segment had EBIT of $10.3 million in fiscal 2004 compared with $21.4 million in fiscal 2003, a decline of $11.1 million. The severance costs of $0.8 million related to the closure of a Reactor Systems’ facility in Italy were reflected in this segment. The sales decline of $32.8 million on a constant dollar basis reduced EBIT by $10.5 million, while price pressures in Europe negatively impacted EBIT by another $1.0 million. These items were partially offset by our efforts to reduce both material and overhead costs in response to the lower sales volumes.

The Energy segment had EBIT of $27.4 million in fiscal 2004 compared with $20.9 million in fiscal 2003, an increase of $6.5 million, or 31.1%. The higher sales volumes caused EBIT to increase by $7.0 million. This was partially offset by new product development costs and costs to establish operations in new markets such as Kazakhstan and Indonesia.

The Industrial segment had EBIT of $8.3 million in fiscal 2004 compared with $8.8 million in fiscal 2003, a decrease of $0.5 million. The aforementioned $3.9 million increase in sales volumes only increased EBIT by $0.5 million because of a change in sales mix as the aftermarket business was a smaller percentage of fiscal 2004 sales. In addition, higher health care costs of approximately $1.0 million negatively impacted EBIT in this segment.

Interest expense decreased from $15.6 million in fiscal 2003 to $14.4 million in fiscal 2004. This was due to lower average debt levels resulting from cash flow generated in fiscal 2004. In addition, fiscal 2004 includes the full year interest savings from our interest rate swap instrument, whereas the interest rate swap was only in effect for approximately one quarter of fiscal 2003. Our effective interest rate was 7.1% in fiscal 2004 and 7.3% in fiscal 2003.

Net income and net income per diluted share in fiscal 2004 were $9.8 million and $0.67 compared with $14.4 million and $1.00 in fiscal 2003. The lower net income is a result of the items mentioned above.

Fiscal Year Ended August 31, 2003 Compared with Fiscal Year Ended August 31, 2002

Sales for the fiscal year ended August 31, 2003 were $560.8 million, an increase of $34.4 million or 6.5% over the prior fiscal year. The impact of exchange rates, the translation of sales from non-U.S. operations into U.S. dollars, accounted for $39.1 million of sales.

The Pharmaceutical segment had sales of $342.4 million in fiscal 2003 compared with $319.4 million in the same period of fiscal 2002. The impact of exchange rates increased sales by $39.7 million resulting in a decrease of $16.7 million on a constant dollar basis. The decline in sales volumes is in both our Romaco and Reactor Systems units and is due to weak market conditions in Europe.

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

The Pharmaceutical segment had EBIT of $21.4 million in fiscal 2003 compared with $27.9 million in fiscal 2002, a decline of $6.5 million. Of this decrease, $5.5 million related to the aforementioned sales decrease in constant dollars of $16.7 million, excluding the impact of exchange rates, with the remainder of the decline due to lower pricing in Europe for glass-lined reactor vessels.

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

Restructuring

We have announced a restructuring plan of our Pharmaceutical segment. The restructuring plan is being initiated to improve the profitability of the Pharmaceutical segment in light of the current worldwide economic conditions that are affecting this segment. The restructuring activities will include the following:

•	Plant closures (one of two Reactor Systems facilities in Italy, a Reactor Systems facility in Mexico and the Unipac facility of Romaco in Italy).

•	Headcount reductions to support the Reactor Systems business reorganization and to bring the personnel costs in line with the current level of business.

•	Headcount reductions at Romaco with the Unipac integration into the Macofar facility and removal of duplicate administrative costs at other locations.

As a result of the restructuring plan, we will record expenses of approximately $7.0 million in the first half of our fiscal year ending August 31, 2005. Approximately $5.5 to $6.0 million of the costs relate to termination benefits as we reduce our workforce by approximately 225 people. The remaining costs primarily relate to the write-down of inventory of discontinued products. The total cash outlays in connection with the restructuring plan are estimated to be between $5.5 and $6.0 million. We estimate that the restructuring plan will be substantially completed by the second quarter of fiscal 2005.

The facilities that are being closed are currently owned by us and will be sold. We expect the facility sales to generate approximately $8.0 to $10.0 million of cash proceeds which exceeds the recorded book value of these facilities by approximately $3.0 to $5.0 million. The facilities are in excellent condition and are believed to be readily marketable, but we are unable to predict the specific timing of the sale of any one or all of the facilities.

Liquidity and Capital Resources

Operating Activities

In fiscal 2004, our cash flow from operations was $26.4 million compared with $45.6 million in fiscal 2003. The lower cash flow from operations is a result of higher working capital because of higher orders and sales in the latter half of fiscal 2004.

We expect our fiscal 2005 operating cash flow to be adequate to fund the fiscal year 2005 operating needs, scheduled debt services, shareholder dividend requirements and planned capital expenditures of approximately $20.0 million. Our planned capital expenditures are related to additional production capacity, cost reductions and replacement items.

Investing Activities

Our capital expenditures were $9.9 million in fiscal 2004, up from $7.9 million in fiscal 2003. The majority of our capital expenditures were for replacement of equipment.

Financing Activities

We paid $1.1 million to amend and extend our credit agreement in October 2003.

Credit Agreement

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $125.0 million. All outstanding amounts under the Agreement are due and payable on October 7, 2006. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. At August 31, 2004, the weighted average interest rate for all amounts outstanding was 4.07%. Indebtedness under the Agreement is unsecured, except for guarantees by our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. Under this Agreement and other lines of credit, we have $120.0 million of unused borrowing capacity. However, due to our financial covenants and outstanding standby letters of credit, we could only incur additional indebtedness of $11.6 million. We have $23.5 million of standby letters of credit outstanding at August 31, 2004. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors. We are currently in negotiations with our lenders to increase our borrowing capacity in light of the restructuring programs in process in our Pharmaceutical segment.

Critical Accounting Policies and Estimates

This “Management’s Discussion and Analysis” is based on our consolidated financial statements and the related notes. The more critical accounting policies used in the preparation of our consolidated financial statements are discussed below.

Revenue Recognition

We recognize revenue at the time of title passage to our customer. In instances where we have equipment installation obligations, the revenue related to the installation service is deferred until installation is complete. We recognize revenue for certain longer-term contracts based on the percentage of completion method. The percentage of completion method requires estimates of total expected contract revenue and costs. We follow this method since we can make reasonably dependable estimates of the revenue and cost applicable to various stages of the contract. Revisions in profit estimates are reflected in the period in which the facts that gave rise to the revision become known.

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

Inventory valuation reserves are determined based on our assessment of the market conditions for our products and the on hand quantities of inventory in relation to historical usage. As of August 31, 2004 we have inventory valuation reserves of $20.7 million. The inventory upon which this reserve relates to is still on hand and will be sold or disposed of in the future. The expected selling price of this inventory approximates its net book value, therefore there is no significant impact on gross margin when it is sold.

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

Goodwill is tested on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated, are performed at the end of our first quarter. Losses, if any, resulting from impairment tests will be reflected in operating income in our Consolidated Income Statement.

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

Pensions

We maintain defined benefit and defined contribution pension plans that provide retirement benefits to substantially all U.S. employees and certain non-U.S. employees. Pension expense for fiscal 2005 and beyond is dependent on a number of factors including returns on plan assets and changes in the plan’s discount rate and therefore cannot be predicted with certainty at this time. The following paragraphs discuss the significant factors that affect the amount of recorded pension expense.

A significant factor in determining the amount of expense recorded for the funded pension plan is the expected long-term rate of return on plan assets. We develop the long-term rate of return assumption based on the current mix of equity and debt securities included in the plan’s assets and on the historical returns on those types of investments, judgmentally adjusted to reflect current expectations of future returns.

In addition to the expected rate of return on plan assets, recorded pension expense includes the effects of service cost – the actuarial cost of benefits earned during a period – and interest on the plan’s liabilities to participants. These amounts are determined actuarially based on current discount rates and assumptions regarding matters such as future salary increases and mortality. Differences in actual experience in relation to these assumptions are generally not recognized immediately but rather are deferred together with asset-related gains or losses. When cumulative asset-related and liability-related gains or losses exceed the greater of 10% of total liabilities or the calculated value of plan assets, the excess is amortized and included in pension income or expense. At August 31, 2004 the discount rate used to value the liabilities of the principal U.S. plan was 6.0%. We determine our discount rate based on the Moody’s Aa Corporate Bond Index and an actuarial yield curve applied to the payments we expect to make out of our retirement plans.

Additional changes in the key assumptions discussed above would affect the amount of pension expense currently expected to be recorded for years subsequent to 2004. Specifically, a one-half percent decrease in the rate of return on assets assumption would have the effect of increasing pension expense by approximately $0.3 million. A comparable increase in this assumption would have the opposite effect. In addition, a one-half percent increase or decrease in the discount rate would decrease or increase expense by approximately $0.1 million.

New Accounting Pronouncements

In May 2004, the Financial Accounting Standards Board issued Staff Position 106-2 (“FAS 106-2”) providing final guidance on accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). We adopted the provisions of FAS 106-2 during the year ended August 31, 2004. This resulted in a reduction in our accumulated postretirement benefit obligations (“APBO”) for the subsidy related to benefits attributed to past services of $3.5 million. The subsidy resulted in a reduction in our current period net periodic postretirement benefit costs for the year ended August 31, 2004 of $0.2 million. We have not incurred a reduction in current gross benefit payments and expect to receive subsidy payments beginning in fiscal year ended August 31, 2006.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our main foreign exchange rate exposures relate to assets, liabilities and cash flows denominated in British pounds, euros and Canadian dollars and the general economic exposure that fluctuations in these currencies could have on the U.S. dollar value of future non-U.S. cash flows. To illustrate the potential impact of changes in foreign currency exchange rates on us for fiscal 2004, the net unhedged exposures in each currency were remeasured assuming a 10% decrease in foreign exchange rates compared with the U.S. dollar. Using this method, our EBIT and cash flow from operations for fiscal 2004 would have decreased by $1.5 million and $0.7 million, respectively. This calculation assumed that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes may also affect the volume of sales or the foreign currency sales prices as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not include any effects of potential changes in sales levels or local currency prices.

We also have market risk exposure to interest rates. At August 31, 2004, we had $181.7 million in interest-bearing debt obligations subject to market risk exposure due to changes in interest rates. To manage our exposure to changes in interest rates, we attempt to maintain a balance between fixed and variable rate debt. We expect this balance in the debt profile to moderate our financing cost over time. We are limited in our ability to refinance our fixed rate debt. However, we have the ability to change the characteristics of our fixed rate debt to variable rate debt through interest rate swaps to achieve our objective of balance. We have entered into an interest rate swap agreement that effectively modifies a portion of our fixed rate debt to floating rate debt. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of underlying principal amounts. The mark-to-market values of both the fair value hedging instrument and the underlying debt obligation were equal and recorded as offsetting gains and losses in current period earnings. The fair value hedge qualifies for treatment under the short-cut method of measuring effectiveness. As a result, there was no impact on earnings due to hedge ineffectiveness. The interest rate swap agreement totals $30.0 million, expires in 2008 and allows us to receive an effective interest rate of 6.76% and pay an interest rate based on LIBOR.

At August 31, 2004, $141.3 million of our outstanding debt was at fixed rates with a weighted average interest rate of 7.6% and $40.4 million was at variable rates with a weighted average interest rate of 5.2%. The estimated fair value of our debt at August 31, 2004 was approximately $182.0 million. The following table presents the aggregate maturities and related weighted average interest rates of our debt obligations at August 31, 2004 by maturity dates:

	U.S. Dollar		U.S. Dollar		Non-U.S. Dollar		Non-U.S. Dollar
	Fixed Rate		Variable Rate		Fixed Rate		Variable Rate
Maturity Date	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
				(In thousands, except percents)
2005	$0	0.00%	$700	4.25%	$3,357	4.57%	$4,276	4.13%
2006	0	0.00	700	4.25	27,215	9.71	1,204	3.46
2007	0	0.00	3,500	4.75	202	3.97	0	0.00
2008	80,000	7.38	30,000	5.50	208	3.69	0	0.00
2009	0	0.00	0	0.00	133	2.00	0	0.00
Thereafter	30,000	6.84	0	0.00	207	2.00	0	0.00

Total	$110,000	7.23%	$34,900	5.37%	$31,322	9.00%	$5,480	3.98%

Fair value	$110,300		$34,900		$31,322		$5,480

Following is information regarding our long-term contractual obligations and other commitments outstanding as of August 31, 2004:

	Payments Due by Period
			Two to
Long-term contractual		One year	three	Four to	After five
obligations	Total	or less	years	five years	years
			(In thousands)
Debt obligations	$181,702	$8,333	$32,821	$110,341	$30,207
Capital lease obligations	0	0	0	0	0
Operating leases (1)	20,342	4,476	6,845	3,392	5,629
Unconditional purchase obligations	0	0	0	0	0

Total contractual cash obligations	$202,044	$12,809	$39,666	$113,733	$35,836

(1)	Operating leases consist primarily of building and equipment leases.

	Amount of Commitment Expiration Per Period
			Two to
Other commercial		One year	three	Four to	After five
commitments	Total	or less	years	five years	years
			(In thousands)
Lines of credit	$0	$0	$0	$0	$0
Standby letters of credit	23,459	23,459	0	0	0
Guarantees	0	0	0	0	0
Standby repurchase obligations	0	0	0	0	0
Other commercial commitments	696	484	212	0	0

Total commercial commitments	$24,155	$23,943	$212	$0	$0

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management

The management of Robbins & Myers, Inc. has the responsibility for preparing the accompanying financial statements and for their integrity and objectivity. Management believes that the financial statements have been prepared in conformity with accounting principles generally accepted in the United States, appropriate in the circumstances, and that other information in this annual report is consistent with these financial statements. In preparing the financial statements, management makes informed judgments and estimates where necessary to reflect expected effects of events and transactions that have not been resolved.

In fulfilling this responsibility, management maintains accounting system and related controls. These controls provide reasonable assurance, at appropriate costs, that assets are safeguarded against losses and that financial records are reliable for use in preparing financial statements. These systems are enhanced by written policies, an organization structure providing division of responsibilities, careful selection and training of qualified people and a program of financial, operational and systems review coordinated by management.

Our financial statements have been audited by Ernst & Young LLP, independent registered public accounting firm. Management has made available to Ernst & Young LLP all of our financial records and related data, as well as the minutes of shareholders’ and directors’ meetings. Furthermore, management believes that all representations made to Ernst & Young LLP during their audit are valid and appropriate.

The Audit Committee of the Board of Directors, composed solely of outside directors, meets with the independent registered public accounting firm and management periodically to review their work and ensure that they are properly discharging their responsibilities. The independent registered public accounting firm has free access to this committee, without management present, to discuss the results of their audit work and their opinion on the adequacy of internal financial controls and the quality of financial reporting.

/s/ Peter C. Wallace

Peter C. Wallace
President and Chief Executive Officer

/s/ Kevin J. Brown

Kevin J. Brown
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Robbins & Myers, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Robbins & Myers, Inc. and Subsidiaries as of August 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the Standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Robbins & Myers, Inc. and Subsidiaries at August 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Dayton, Ohio
October 5, 2004

CONSOLIDATED BALANCE SHEET
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except share data)

	August 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$8,640	$12,347
Accounts receivable	128,571	117,896
Inventories	107,478	96,196
Other current assets	7,794	8,180
Deferred taxes	7,901	7,469

Total Current Assets	260,384	242,088
Goodwill	307,166	294,904
Other Intangible Assets	15,769	15,844
Other Assets	10,216	9,657
Property, Plant and Equipment	139,707	141,963

	$733,242	$704,456

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$61,540	$49,588
Accrued expenses	93,035	85,158
Current portion of long-term debt	8,333	7,319

Total Current Liabilities	162,908	142,065
Long-Term Debt - Less Current Portion	173,369	186,284
Deferred Taxes	4,329	7,860
Other Long-Term Liabilities	80,298	72,622
Minority Interest	9,226	8,619
Shareholders’ Equity:
Common stock-without par value:
Authorized shares-40,000,000
Issued shares-14,526,860 in 2004 (14,425,682 in 2003)	106,985	104,984
Treasury shares-308 in 2004 and 2003	(10)	(10)
Retained earnings	194,530	187,845
Accumulated other comprehensive income (loss):
Foreign currency translation	17,149	5,175
Minimum pension liability	(15,542)	(10,988)

Total	1,607	(5,813)

	303,112	287,006

	$733,242	$704,456

See Notes to Consolidated Financial Statements

CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
Robbins & Myers Inc. and Subsidiaries
(In thousands, except share and per share data)

				Accumulated
				Other
				Comprehensive
	Common	Treasury	Retained	Income
	Shares	Shares	Earnings	(Loss)	Total
Balance at September 1, 2001	$48,483	$(2,150)	$164,864	$(13,295)	$197,902
Net income			14,503		14,503
Change in foreign currency translation				1,501	1,501
Change in minimum pension liability				(8,263)	(8,263)

Comprehensive income					7,741
Cash dividends declared, $0.22 per share			(2,740)		(2,740)
Stock options exercised, 167,500 shares	604	1,921			2,525
Proceeds from share sales, 2,440,323 shares	54,267	200			54,467
Performance stock award expense	(126)				(126)
Tax benefit of stock options exercised	724				724

Balance at August 31, 2002	103,952	(29)	176,627	(20,057)	260,493
Net income			14,368		14,368
Change in foreign currency translation				14,576	14,576
Change in minimum pension liability				(332)	(332)

Comprehensive income					28,612
Cash dividend declared, $0.22 per share			(3,150)		(3,150)
Stock options exercised, 36,000 shares	357				357
Proceeds from share sales, 55,876 shares	519	19			538
Tax benefit of stock option exercised	156				156

Balance at August 31, 2003	104,984	(10)	187,845	(5,813)	287,006
Net income			9,770		9,770
Change in foreign currency translation				11,974	11,974
Change in minimum pension liability				(4,554)	(4,554)

Comprehensive income					17,190
Cash dividend declared, $0.22 per share			(3,085)		(3,085)
Stock options exercised, 51,000 shares	618				618
Proceeds from share sales, 50,178 shares	895				895
Stock compensation	312				312
Tax benefit of stock option exercised	176				176

Balance at August 31, 2004	$106,985	$(10)	$194,530	$1,607	$303,112

See Notes to Consolidated Financial Statements

CONSOLIDATED INCOME STATEMENT
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except per share data)

	Years ended August 31,
	2004	2003	2002
Sales	$585,758	$560,775	$526,373
Cost of sales	392,754	371,959	352,609

Gross profit	193,004	188,816	173,764
Selling, general and administrative expenses	157,810	147,918	130,802
Amortization	2,738	2,189	2,015
Other	2,139	0	0

Income before interest and income taxes	30,317	38,709	40,947
Interest expense	14,427	15,628	17,565

Income before income taxes and minority interest	15,890	23,081	23,382
Income tax expense	5,563	7,729	7,831
Minority interest	557	984	1,048

Net income	$9,770	$14,368	$14,503

Net income per share
Basic	$0.67	$1.00	$1.17

Diluted	$0.67	$1.00	$1.15

See Notes to Consolidated Financial Statements

CONSOLIDATED CASH FLOW STATEMENT
Robbins & Myers, Inc. and Subsidiaries
(In thousands)

	Years Ended August 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$9,770	$14,368	$14,503
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	18,639	20,093	20,028
Amortization	2,738	2,189	2,015
Deferred taxes	(1,512)	3,619	9,369
Stock compensation	312	0	(126)
Changes in operating assets and liabilities - excluding the effect of acquisitions:
Accounts receivable	(3,524)	3,392	(3,107)
Inventories	(6,018)	2,807	22,269
Other current assets	725	2,761	1,398
Other assets	(3,637)	(4,050)	(455)
Accounts payable	8,755	4,815	(2,897)
Accrued expenses and other liabilities	105	(4,358)	(18,457)

Net cash and cash equivalents provided by operating activities	26,353	45,636	44,540
INVESTING ACTIVITIES
Capital expenditures, net of nominal disposals	(9,884)	(7,869)	(15,112)
Purchase of Tarby	0	(13,146)	0
Proceeds from sales-leaseback arrangements	0	0	4,905
Purchase of Romaco, net of cash acquired	0	0	(18,823)

Net cash and cash equivalents used by investing activities	(9,884)	(21,015)	(29,030)
FINANCING ACTIVITIES
Procees from debt borrowings	82,658	72,485	29,836
Payments of long-term debt	(100,184)	(93,038)	(103,275)
Amended credit agreement fees	(1,078)	0	(1,911)
Proceeds from sale of common stock	1,513	895	56,992
Dividend paid	(3,085)	(3,150)	(2,740)

Net cash and cash equivalents used by financing activities	(20,176)	(22,808)	(21,098)

(Decrease) increase in cash and cash equivalents	(3,707)	1,813	(5,588)
Cash and cash equivalents at beginning of year	12,347	10,534	16,122

Cash and cash equivalents at end of year	$8,640	$12,347	$10,534

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Robbins & Myers, Inc. and Subsidiaries

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Robbins & Myers, Inc. (“we,” “us,” “our”) and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participation rights. For these consolidated subsidiaries where our ownership is less than 100%, the other shareholders’ interest are shown as Minority Interest. All significant intercompany accounts and transactions have been eliminated upon consolidation. All of our operations are conducted in producing and selling original and used equipment and aftermarket parts in the pharmaceutical and healthcare, general industrial and oil and gas exploration and recovery industries.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired. Goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise using a fair market value approach, at the reporting unit level. A reporting unit is the operating segment level. We recognize an impairment charge for any amount by which the carrying amount of an operating segment’s goodwill exceeds its fair value. Impairment tests are performed at the end of our first quarter. Losses, if any, resulting from impairment tests will be reflected in operating income in our income statement.

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

Changes in our product warranty liability during the year are as follows:

	2004	2003
	(In thousands)
Balance at beginning of the fiscal year	$9,310	$9,405
Warranties issued	1,613	1,677
Settlements made	(2,593)	(1,772)

Balance at end of the fiscal year	$8,330	$9,310

Consolidated Income Statement

Research and development costs are expensed as incurred. Research and development costs in fiscal 2004, 2003 and 2002 were $6,688,000, $6,426,000 and $6,214,000, respectively. Shipping and handling costs are included in cost of sales.

Revenue Recognition

We recognize revenue at the time of title passage to our customer. In instances where we have equipment installation obligations, the revenue related to the installation service is deferred until installation is complete. We recognize revenue for certain longer-term contracts based on the percentage of completion method. The percentage of completion method requires estimates of total expected contract revenue and costs. We follow this method since we can make reasonably dependable estimates of the revenue and cost applicable to various stages of the contract. Revisions in profit estimates are reflected in the period in which the facts that gave rise to the revision become known.

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

Our policy is to provide U.S. income taxes on non-U.S. income when remitted to the U.S. We do not provide U.S. income taxes on the remaining undistributed non-U.S. income, which aggregated $53,700,000 and $45,300,000 at August 31, 2004 and 2003, respectively, as it is our intention to maintain our investments in these operations.

Consolidated Cash Flow Statement

Cash and cash equivalents consist of cash balances and temporary investments having an original maturity of 90 days or less.

Fair Value of Financial Instruments

The following methods and assumptions were used by us in estimating the fair value of financial instruments:

Cash and cash equivalents — The amounts reported approximate market value.

Long-term debt – The market value of our debt is $182,002,000 at August 31, 2004 and $191,603,000 at August 31, 2003. These amounts are based on the terms, interest rates and maturities currently available to us for similar debt instruments.

Foreign exchange contracts — The amounts reported are estimated using quoted market prices for similar instruments.

Common Stock Plans

Common stock plans involving the issuance of stock options are accounted for using the intrinsic method in accordance with APB Opinion No. 25 (“APB No. 25”) “Accounting for Stock Issued to Employees and Related Interpretations.” Common stock plans involving the issuance of a variable number of shares based on performance are accounted for as compensatory plans. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	2004	2003	2002
Net income, as reported	$9,770	$14,368	$14,503
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,150	1,193	1,154

Pro forma net income	$8,620	$13,175	$13,349

Earnings per share:
Basic — as reported	$0.67	$1.00	$1.17

Basic — pro forma	$0.60	$0.92	$1.08

Diluted — as reported	$0.67	$1.00	$1.15

Diluted — pro forma	$0.60	$0.92	$1.07

Pro forma information regarding net income and net income per share is required by SFAS No. 148, and has been determined as if we had accounted for stock options granted subsequent to August 31, 1995 under the fair value method of FASB Statement No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions:

	2004		2003		2002
Expected volatility of common stock	32.50%		33.60%		33.50%
Risk free interest rate	4.70		4.60		4.55
Dividend yield	.75		.75		.75
Expected life of option	6.90	yrs	6.90	yrs	6.90	yrs
Fair value at grant date	$8.85		$7.80		$10.15

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

NOTE 2—NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2004, the Financial Accounting Standards Board issued Staff Position 106-2 (“FAS 106-2”) providing final guidance on accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). We adopted the provisions of FAS 106-2 during the year ended August 31, 2004. This resulted in a reduction in our accumulated postretirement benefit obligations (“APBO”) for the subsidy related to benefits attributed to past services of $3,500,000. The subsidy resulted in a reduction in our current period net periodic postretirement benefit costs for the year ended August 31, 2004 of $200,000. We have not incurred a reduction in current gross benefit payments and expect to receive subsidy payments beginning in fiscal year ended August 31, 2006.

NOTE 3 — BALANCE SHEET INFORMATION

	2004	2003
	(In thousands)
Accounts receivable
Allowances for doubtful accounts	$4,018	$3,278

Inventories
FIFO:
Finished products	$29,958	$36,291
Work in process	37,072	24,716
Raw materials	47,521	41,297

	114,551	102,304
LIFO reserve, U.S. inventories	(7,073)	(6,108)

	$107,478	$96,196

Non-U.S. inventories at FIFO	$73,960	$64,000

Property, plant and equipment
Land and improvements	$18,528	$16,289
Buildings	90,439	82,576
Machinery and equipment	169,537	171,677

	278,504	270,542
Less accumulated depreciation	138,797	128,579

	$139,707	$141,963

Accrued expenses
Salaries, wages and payroll taxes	$21,919	$19,691
Customer advances	18,894	15,385
Pension benefits	6,956	5,581
U.S. and other postretirement benefits	2,000	2,000
Warranty costs	8,330	9,310
Accrued interest	4,222	4,000
Income taxes	4,620	3,560
Commissions	3,640	2,915
Other	22,454	22,716

	$93,035	$85,158

Other long-term liabilities
German pension liability	$34,142	$31,492
U.S. other postretirement benefits	11,634	12,192
U.S. pension liability	21,189	15,045
Other	13,333	13,893

	$80,298	$72,622

NOTE 4 — INCOME STATEMENT INFORMATION

Other

	2004	2003	2002
	(In thousands)
Plant closure costs	$761	$0	$0
CEO retirement costs	1,378	0	0

	$2,139	$0	$0

In the second quarter of fiscal 2004, we recorded $1,378,000 of costs associated with the retirement of our former President and CEO. The components of the charge were as follows:

(In thousands)
Liability for retirement payments	$603
FAS 88 expense for previously unrecognized losses	153
Impact of stock option modifications	312
Liability for new CEO search fees	310

Total	$1,378

There have been no changes to the estimates made. The liability for the new CEO search fees has been paid as of August 31, 2004. The liability for retirement payments as of August 31, 2004 is as follows:

(In thousands)
Liability originally recorded	$603
Payments made	(390)
Change in estimate	0

Liability at August 31, 2004	$213

In the fourth quarter of fiscal 2004 we recorded $761,000 of severance cost for approximately 20 people related to the closure of one of the Reactor Systems facilities in Italy. Actual severance payments made in our fourth quarter were $94,000; therefore, the liability for severance payments as of August 31, 2004 is $667,000.

Minimum lease payments

Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 2004:

(In thousands)
2005	$4,476
2006	3,848
2007	2,997
2008	1,890
2009	1,502
Thereafter	5,629

$20,342

Rental expense for all operating leases in 2004, 2003 and 2002 was approximately $4,721,000, $5,704,000 and $4,740,000, respectively.

NOTE 5 — CASH FLOW STATEMENT INFORMATION

In fiscal 2004, we recorded the following non-cash investing and financing transactions: $2,450,000 increase in deferred tax assets, $7,842,000 increase in long-term liabilities, $838,000 increase in pension intangible asset and $4,554,000 increase in the minimum pension liability related to our pension plans;

and $176,000 increase in common stock and decrease in income tax payable related to the tax benefits of stock options exercised.

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

Supplemental cash flow information consisted of the following:

	2004	2003	2002
		(in thousands)
Interest paid	$14,205	$15,696	$17,789
Taxes paid – net of refunds	6,015	3,829	1,670

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill, by operating segment, are as follows:

Segment	Pharmaceutical	Energy	Industrial	Total
	(In thousands)
Balance as of September 1, 2002	$161,138	$68,098	$42,712	$271,948
Goodwill acquired during the period	0	0	9,052	9,052
Translation adjustments and other	12,155	1,430	319	13,904

Balance as of August 31, 2003	173,293	69,528	52,083	294,904
Goodwill acquired during the period	0	0	202	202
Translation adjustments and other	11,350	710	0	12,060

Balance as of August 31, 2004	$184,643	$70,238	$52,285	$307,166

Information regarding our other intangible assets is as follows:

	2004			2003
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and Trademarks	$8,921	$5,492	$3,429	$10,927	$5,124	$5,803
Non-compete Agreements	8,750	5,327	3,423	10,790	8,274	2,516
Financing Costs	8,592	5,629	2,963	7,453	4,376	3,077
Pension Intangible	4,643	0	4,643	3,805	0	3,805
Other	6,131	4,820	1,311	5,234	4,591	643

	$37,037	$21,268	$15,769	$38,209	$22,365	$15,844

We estimate that amortization expense will be approximately $2,500,000 for each of the next five years.

NOTE 7 — LONG-TERM DEBT

	2004	2003
	(in thousands)
Senior debt:
Revolving credit loan	$5,052	$12,617
Senior notes	100,000	100,000
Other	11,652	18,297
8.00% convertible subordinated notes	40,000	40,000
10.00% subordinated notes	24,998	22,689

Total debt	181,702	193,603
Less current portion	8,333	7,319

Long-term debt	$173,369	$186,284

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $125,000,000. All outstanding amounts under the Agreement are due and payable on October 7, 2006. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. At August 31, 2004, the weighted average interest rate for all amounts outstanding was 4.07%. Indebtedness under the Agreement is unsecured, except for guarantees by our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. Under this Agreement and other lines of credit, we have $120,000,000 of unused borrowing capacity. However, due to our financial covenants and outstanding standby letters of credit, we could only incur additional indebtedness of $11,600,000. We have $23,459,000 of standby letters of credit outstanding at August 31, 2004. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors.

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

We have $24,998,000 of 10.00% Subordinated Notes (“Subordinated Notes”) denominated in euro with the former owner of Romaco. The Subordinated Notes are due in 2006 and interest is payable quarterly.

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

We have entered into an interest rate swap agreement. The interest rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our fixed rate debt to floating rate debt. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of underlying principal amounts. The mark-to-market values of both the fair value hedging instrument and the underlying debt obligation were equal and recorded as offsetting gains and losses in current period earnings. The fair value hedge qualifies for treatment under the short-cut method of measuring effectiveness. As a result, there is no impact on earnings due to hedge ineffectiveness. The interest rate swap agreement totals $30,000,000, expires in 2004 and allows us to receive an interest rate of 6.76% and pay an interest rate based on LIBOR.

Aggregate principal payments of long-term debt, for the five years subsequent to August 31, 2004, are as follows:

(In thousands)
2005	$8,333
2006	29,119
2007	3,702
2008	110,208
2009	133
2010 and thereafter	30,207

Total	$181,702

NOTE 8 — RETIREMENT BENEFITS

We sponsor two defined contribution plans covering most U.S. salaried employees and certain U.S. hourly employees. Contributions are made to the plans based on a percentage of eligible amounts contributed by participating employees. We also sponsor several defined benefit plans covering all U.S. employees and certain non-U.S. employees. Benefits are based on years of service and employees’ compensation or stated amounts for each year of service. Our funding policy is consistent with the funding requirements of applicable regulations. At August 31, 2004 and 2003, pension investments included 311,700 shares of our common stock.

In addition to pension benefits, we provide health care and life insurance benefits for certain of our retired U.S. employees. Our policy is to fund the cost of these benefits as claims are paid.

Retirement and other post-retirement plan costs are as follows:

	Pension Benefits
	2004	2003	2002
	(In thousands)
Service costs	$3,825	$3,905	$3,602
Interest cost	8,341	8,250	7,278
Expected return on plan assets	(6,535)	(6,244)	(7,049)
Amortization of prior service cost	388	752	593
Amortization of transition obligation	(186)	(173)	(202)
Recognized net actuarial losses (gains)	1,266	815	(148)

Net periodic benefit cost	$7,099	$7,305	$4,074

Defined contribution cost	$1,120	$1,057	$1,064

	Other Benefits
	2004	2003	2002
	(In thousands)
Service cost	$310	$249	$297
Interest cost	1,546	1,713	1,694
Net amortization	813	702	609

Net peridoc benefit cost	$2,669	$2,664	$2,600

The benefit obligation, funded status and amounts recorded in the balance sheet at August 31, (measurement date) are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(In thousands)
Change in benefit obligation:
Beginning of year	$136,638	$128,067	$25,617	$25,343
Service cost	3,825	3,905	310	249
Interest cost	8,341	8,250	1,546	1,713
Plan amendments	164	346	0	104
Currency exchange rate impact	6,040	3,993	0	0
Actuarial losses	4,677	407	1,718	1,110
Curtailment	0	0	0	(16)
Benefit payments	(9,003)	(8,330)	(3,227)	(2,886)

End of year	$150,682	$136,638	$25,964	$25,617

Change in plan assets:
Beginning of year	$77,470	$71,898	$0	$0
Currency exchange rate impact	2,107	226	0	0
Actual return	2,758	4,299	0	0
Company contributions	8,204	9,377	3,227	2,886
Benefit payments	(9,003)	(8,330)	(3,227)	(2,886)

End of year	$81,536	$77,470	$0	$0

Funded status	$(69,146)	$(59,168)	$(25,964)	$(25,617)
Unrecognized net actuarial losses	33,555	25,770	10,271	9,154
Unrecognized transition obligation	(373)	(491)	0	0
Unamortized prior service cost	3,250	3,540	2,059	2,271

Amount recognized	$(32,714)	$(30,349)	$(13,634)	$(14,192)

Recorded as follows:
Accrued expenses	$(6,956)	$(5,581)	$(2,000)	$(2,000)
Other long-term liabilities	(55,331)	(46,537)	(11,634)	(12,192)
Other assets	1,413	1,309	0	0
Intangible assets	4,643	3,805	0	0
Accumulated other comprehensive loss	23,517	16,655	0	0

	$(32,714)	$(30,349)	$(13,634)	$(14,192)

Deferred tax liability on accumulated other comprehensive loss	$(7,975)	$(5,667)	$0	$0

Pension plans with accumulated (“ABO”) and projected (“PBO”) benefit obligations in excess of plan assets:

	2004	2003
	(In thousands)
Accumulated benefit obligation	$147,351	$132,018
Projected benefit obligation	150,682	136,638
Plan assets	81,536	77,470

In 2004 and 2003, $36,444,000 and $33,504,000, respectively, of the unfunded ABO and $38,189,000 and $35,348,000, respectively, of the unfunded PBO related to our pension plan for our German operation. Funding of pension obligations is not required in Germany.

The weighted allocations of pension plan assets at August 31, 2004 and 2003 are shown in the following table.

	2004	2003
Equity securities	48%	47%
Debt securities	46	51
Cash and cash equivalents	6	2

	100%	100%

At August 31, 2004, our target allocation percentages for plan assets were approximately 60% equity securities and 40% debt securities. The targets may be adjusted periodically to reflect current market conditions and trends as well as inflation levels, interest rates and the trend thereof, and economic and monetary policy. The objective underlying this allocation is to achieve a long-term rate of return of inflation plus 6%.

The expected long-term rates of return on plan assets for purposes of determining pension expense were 8.5% in 2004 and 2003 and 9.0% in 2002. We will use an 8.25% rate in 2005. Expected rates of return are developed based on the target allocation of debt and equity securities and on the historical returns on these types of investments judgmentally adjusted to reflect current expectations based on historical experience of the plan’s investment managers. In evaluating future returns on equity securities, the existing portfolio is stratified to separately consider large and small capitalization investments as well as international and other types of securities.

We expect to make future cash contributions to our benefit plans as follows:

	Pension Benefits	Other Benefits
	(In thousands)
2005	$10,500	$2,600
2006	10,500	2,500
2007	10,400	2,400
2008	10,500	2,500
2009	10,500	2,500
2010-2014	$54,015	$11,500

The actuarial weighted average assumptions used to determine plan liabilities at August 31, are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Weighted average assumptions:
Discount rate	6.00%	6.50%	6.00%	6.50%
Expected return on plan assets	8.25	8.50	N/A	N/A
Rate of compensation increase	4.50	4.50	N/A	N/A
Health care cost increase	N/A	N/A	11.0 - 5.0%	9.0 - 5.0%
Health care cost grading period	N/A	N/A	12 years	4 years

The actuarial weighted average assumptions used to determine plan costs are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	6.50%	6.50%	6.50%	6.50%
Expected return on plan assets	8.50	8.50	N/A	N/A
Rate of compensation increase	4.50	4.50	N/A	N/A
Health care cost increase	N/A	N/A	9.0 - 5.0%	10.0 - 5.0%
Health care cost grading period	N/A	N/A	4 years	5 years

The assumed health care trend rate has a significant effect on the amounts reported for health care benefits. A one-percentage point change in assumed health care rate would have the following effects:

	Increase	Decrease
	(In thousands)
Service and interest cost	$70	$(66)
Postretirement benefit obligation	2,241	(2,019)

NOTE 9 — INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2004	2003
	(In thousands)
Deferred tax assets and liabilities
Assets:
Postretirement benefit obligations	$5,177	$5,360
Net operating loss carryforwards	0	679
U.S. credit carryforward	4,901	5,071
Other liabilities	2,147	1,430
Inventory allowances	3,080	3,476
Warranty reserve	1,580	2,074
Insurance reserve	913	797
Customer advance payments	1,259	0
Research and development costs	1,126	0
Pension benefits	9,662	6,250
Other items	486	0

	30,331	25,137
Less valuation allowances	0	726

	30,331	24,411
Liabilities:
Tax depreciation in excess of book depreciation	6,444	8,373
Goodwill and purchased asset basis differences	19,880	15,441
Other items	435	988

	26,759	24,802

Net deferred tax asset (liability)	$3,572	$(391)

The credit carryforwards begin to expire in fiscal 2007. The reduction in the deferred tax asset valuation allowance in fiscal 2004 is a result of credit carryforwards utilized in fiscal 2004.

Expense

	2004	2003	2002
	(In thousands)
Current:
U.S. federal	$445	$(627)	$(6,751)
Non-U.S.	6,589	4,799	5,877
U.S. state	41	(62)	(664)

	7,075	4,110	(1,538)
Deferred:
U.S. federal	(1,211)	1,505	6,863
Non-U.S.	(188)	1,966	1,820
U.S. state	(113)	148	686

	(1,512)	3,619	9,369

	$5,563	$7,729	$7,831

Tax expense included in minority interest	$300	$530	$395

Non-U.S. pretax income	$13,668	$20,935	$23,521

A summary of the differences between the effective income tax rate attributable to operations and the statutory rate is as follows:

	2004	2003	2002
U.S. statutory rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of U.S. federal tax benefit	(0.2)	0.2	0.0
Extraterritorial income deduction	0.0	(1.5)	(1.5)
Non-U.S. tax higher (lower) than U.S. tax rates	1.4	0.6	(0.8)
Other items — net	(1.2)	(0.8)	0.8

	35.0%	33.5%	33.5%

NOTE 10 — COMMON STOCK

We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to officers and other key employees. In addition, we sponsor stock option and stock compensation plans for non-employee directors. Under the plans, the stock option price per share may not be less than the fair market value per share as of the date of grant. For officers and other key employees, outstanding grants become exercisable over a three-year period, while options for non-employee directors are immediately exercisable. Proceeds from the sale of stock issued under option arrangements are credited to common stock. We make no charges or credits against earnings with respect to these options.

Summaries of amounts issued under the stock option plans are presented in the following tables.

Stock option activity

		Weighted-
	Stock	Average Option Price
	Options	Per Share
Outstanding at September 1, 2001	1,020,134	$23.12
Granted	222,500	25.12
Exercised	(167,500)	15.07
Canceled	(333)	20.88

Outstanding at August 31, 2002	1,074,801	24.78
Granted	187,500	19.12
Exercised	(36,000)	9.92
Canceled	(97,000)	28.48

Outstanding at August 31, 2003	1,129,301	24.00
Granted	209,000	21.76
Exercised	(51,000)	12.03
Canceled/Expired	(8,800)	24.12

Outstanding at August 31, 2004	1,278,501	$24.11

Exercisable stock options at year-end
2002		860,363
2003		788,159
2004		914,926
Shares available for grant at year-end
2002		537,700
2003		350,200
2004		141,200

Components of outstanding stock options at August 31, 2004

		Weighted-
Range of		Average	Weighted-
Exercise	Number	Contract Life	Average
Price	Outstanding	in Years	Exercise Price
$7.75–23.00	608,334	7.83	$13.19
23.75 – 39.50	670,167	5.68	27.23

$7.75–39.50	1,278,501	6.70	$24.11

Components of exercisable stock options at August 31, 2004

	Range of		Weighted-
	Exercise	Number	Average
	Price	Exercisable	Exercise Price
	$7.75–23.00	301,092	$20.53
	23.75 – 39.50	613,834	27.42

	$7.75–39.50	914,926	$25.15
$

We also sponsor a long-term incentive stock plan. Under this plan, selected participants receive performance units which convert into a variable number of restricted shares based on a three year measurement of how favorably the total return on our shares compares to the total shareholder return of selected peer companies (“Group”). The restricted shares earned range from 75% to 200% of the performance units awarded. The 75% threshold is earned when our return is at the 50th percentile of total shareholder return of the Group and 200% is earned when our return is at the 80th percentile or greater. No restricted shares are earned if our return is less than the median return of the Group. Restricted shares earned under the program are issued to the participants at the end of the three-year measurement period and are subject to forfeit if the participant leaves our employment within the following two years. For the performance period ended August 31, 2004, no amounts were earned.

Total after tax compensation expense (income) included in net income for all stock based awards was 216,000, zero and ($84,000) for fiscal years 2004, 2003 and 2002, respectively.

NOTE 11 — NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share:

	2004	2003	2002
	(In thousands, except per share data)
Numerator:
Basic:
Net Income	$9,770	$14,368	$14,503
Effect of dilutive securities:
Convertible debt interest	1,920	2,238	2,328

Income attributable to diluted shares	$11,690	$16,606	$16,831

Denominator:
Basic:
Weighted average shares	14,478	14,368	12,379
Effect of dilutive securities:
Convertible debt	1,778	2,090	2,190
Dilutive options and restricted shares	29	34	119

Diluted	16,285	16,492	14,688

Net income per share:
Basic:	$0.67	$1.00	$1.17
Diluted:	$0.67	$1.00	$1.15

NOTE 12 — BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

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

The following tables provide information about our reportable business segments.

	2004		2003	2002
	(In thousands)
Unaffiliated Customer Sales:
Pharmaceutical	$343,047		$342,415	$319,412
Energy	115,884		95,487	91,381
Industrial (1)	126,827		122,873	115,580

Total	$585,758		$560,775	$526,373

Intersegment Sales:
Pharmaceutical	$805		$1,136	$934
Energy	0		0	0
Industrial (1)	0		0	0
Corporate and Eliminations	(805)		(1,136)	(934)

Total	$0		$0	$0

Depreciation and Amortization:
Pharmaceutical	$9,573		$10,562	$10,194
Energy	5,493		5,307	5,534
Industrial (1)	4,536		5,065	5,366
Corporate and Eliminations	1,775		1,348	949

Total	$21,377		$22,282	$22,043

EBIT:
Pharmaceutical	$10,317	(3)	$21,401	$27,895
Energy	27,424		20,941	18,773
Industrial (1)	8,349		8,791	5,279
Corporate and Eliminations	(15,773	) (2)	(12,424)	(11,000)

Total	$30,317		$38,709	$40,947

Identifiable Assets:
Pharmaceutical	$437,602		$416,215	$405,319
Energy	138,815		134,167	131,374
Industrial (1)	132,441		128,754	114,926
Corporate and Eliminations	24,384		25,320	28,306

Total	$733,242		$704,456	$679,925

Capital Expenditures:
Pharmaceutical	$2,536		$3,666	$8,761
Energy	3,805		2,253	682
Industrial (1)	3,506		1,878	5,505
Corporate and Eliminations	37		72	164

Total	$9,884		$7,869	$15,112

Information about our operations in different geographical regions is presented below. Our primary operations are in the U.S. and Europe. Sales are attributed to countries based on the location of the customer.

	2004	2003	2002
	(In thousands)
Sales (1)
United States	$218,407	$204,982	$209,713
Europe	206,033	218,442	219,949
Other North America	54,046	51,889	42,834
South America	22,730	20,970	20,230
Asia and Australia	84,542	64,492	33,647

	$585,758	$560,775	$526,373

Identifiable Assets (1)
United States	$308,118	$309,243	$299,943
Europe	318,844	294,659	290,220
Other North America	40,169	37,968	33,340
South America	9,462	9,088	4,338
Asia	32,265	28,178	23,778
Corporate	24,384	25,320	28,306

	$733,242	$704,456	$679,925

(1)	Includes the operations of Tarby from the acquisition date of November 15, 2002.

(2)	Fiscal 2004 includes costs of $1,378,000 related to the retirement of our former President and CEO.

(3)	Fiscal 2004 includes severance costs of $761,000 related to the consolation of our Reactor Systems business in Italy.

NOTE 13 — QUARTERLY DATA (UNAUDITED)

	2004 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Sales	$132,482	$142,217	$152,464	$158,595	$585,758
Gross profit	43,466	45,081	50,935	53,522	193,004
EBIT	7,185	4,658	9,405	9,069	30,317
Income before income taxes and minority interest	3,487	1,016	5,884	5,503	15,890
Net income	2,139	320	3,814	3,497	9,770
Net income per share:
Basic	$0.15	$0.02	$0.26	$0.24	$0.67
Diluted	0.15	0.02	0.26	0.24	0.67
Weighted average common shares:
Basic	14,441	14,457	14,496	14,519	14,478
Diluted	16,272	16,260	16,309	16,308	16,285

	2003 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Sales	$124,828	$134,155	$144,921	$156,871	$560,775
Gross profit	41,548	45,247	49,139	52,882	188,816
EBIT	7,043	8,850	11,439	11,377	38,709
Income before income taxes and minority interest	3,185	4,998	7,439	7,459	23,081
Net income	1,990	3,043	4,411	4,924	14,368
Net income per share:
Basic	$0.14	$0.21	$0.31	$0.34	$1.00
Diluted	0.14	0.21	0.30	0.33	1.00
Weighted average common shares:
Basic	14,344	14,358	14,373	14,397	14,368
Diluted	16,568	16,643	16,534	16,224	16,492

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Based on a recent evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of our year ended August 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except that we identified at one of our business units significant weaknesses in the internal controls relating to the estimation of inventory reserves and calculation of certain accrued liabilities that could have lead to a material misstatement of our financial statements. After review, the estimation and calculation were appropriately revised. Our management discussed with the audit committee of our board of directors and our independent auditors these internal control weaknesses and the resulting impact these revisions had on our August 31, 2004 financial statements. We have determined that the revisions had no material impact on our August 31, 2004 financial statements.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Concerning Directors and Executive Officers

The information required by this item relating to directors and executive officers of the Company, the Company’s Audit Committee and Section 16(a) Compliance is incorporated herein by reference to that part of the information under “Election of Directors,” “Security Ownership” and “Section 16 Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on December 8, 2004. Certain information concerning executive officers of the Company appears under “Executive Officers of the Registrant” at Part 1 of this Report.

Code of Ethics

The Company has a Code of Business Conduct (the “Code”) that applies to all employees, executive officers and directors of the Company. A copy of the Code is posted on the Company’s website. The Code also serves as a code of ethics for the Company’s chief executive officer, principal financial officer, principal accounting officer, controller, or any person performing similar functions (the “Senior Officers”). Any waiver of any provision of the Code granted to a Senior Officer may only be granted by the full Board of Directors or its Audit Committee. If a waiver is granted, information concerning the waiver will be posted on the Company’s website www.robbinsmyers.com for a period of 12 months.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that at least one person serving on its audit committee is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K. Mr. Dale L. Medford, a member of the audit committee, is an audit committee financial expert and is independent as that term is used in the Item 7(d) (3) (iv) of the Schedule 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on December 8, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on December 8, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on December 8, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on December 8, 2004.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) (1) FINANCIAL STATEMENTS

The following consolidated financial statements of Robbins & Myers, Inc. and its subsidiaries are at Item 8 hereof.

Consolidated Balance Sheet — August 31, 2004 and 2003.

Consolidated Income Statement - Years ended August 31, 2004, 2003, and 2002.

Consolidated Shareholders’ Equity Statement - Years ended August 31, 2004, 2003, and 2002.

Consolidated Cash Flow Statement - Years ended August 31, 2004, 2003, and 2002.

Notes to Consolidated Financial Statements.

     (a) (2) FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     (a) (3) EXHIBITS. See INDEX to EXHIBITS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Robbins & Myers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of November, 2004.

ROBBINS & MYERS, INC.
BY /s/ Peter C. Wallace
Peter C. Wallace
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Robbins & Myers, Inc. and in the capacities and on the date indicated:

NAME	TITLE	DATE
/s/ Peter C. Wallace Peter C. Wallace	Director, President and Chief Executive Officer	November 4, 2004
/s/ Kevin J. Brown Kevin J. Brown	Vice President and Chief Financial Officer (Principal Financial Officer)	November 4, 2004
/s/ Thomas J. Schockman Thomas J. Schockman	Corporate Controller (Principal Accounting Officer)	November 4, 2004
*Thomas P. Loftis	Chairman Of Board	November 4, 2004
*Daniel W. Duval	Director	November 4, 2004
*David T. Gibbons	Director	November 4, 2004
*Robert J. Kegerreis	Director	November 4, 2004
*William D. Manning	Director	November 4, 2004
*Dale L. Medford	Director	November 4, 2004
*Jerome F. Tatar	Director	November 4, 2004

*The undersigned, by signing his name hereto, executes this Report on Form 10-K for the year ended August 31, 2004 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.

/s/ Peter C. Wallace
Peter C. Wallace
Their Attorney-in-fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charged	Charged
	Balance at	to Costs	to Other			Balance at
	Beginning	and	Accounts-	Deductions-		End of
Description	of Period	Expenses	Describe	Describe		Period
Year Ended August 31, 2004
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$3,278	$1,099	$0	$359	(1)	$4,018
Inventory obsolescence	22,336	1,664	0	3,349	(2)	20,651
Other reserves:
Warranty claims	9,310	1,613	0	2,593	(3)	8,330
Current & L-T insurance reserves	2,116	762	0	675	(5)	2,203
Restructure reserves	0	761	0	94	(6)	667
Year Ended August 31, 2003
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$2,717	$807	$0	$246	(1)	$3,278
Inventory obsolescence	20,875	4,000	0	2,539	(2)	22,336
Other reserves:
Warranty claims	9,405	1,677	0	1,772	(3)	9,310
Current & L-T insurance reserves	2,247	2,619	0	2,750	(5)	2,116
Year Ended August 31, 2002
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$3,332	$826	$0	$1,441	(1)	$2,717
Inventory obsolescence	19,065	2,314	6,094 (4)	6,598	(2)	20,875
Other reserves:
Warranty claims	10,176	2,219	0	2,990	(3)	9,405
Restructuring liabilities	155	(155)	0	0		0
Current & L-T insurance reserves	2,484	2,622	0	2,859	(5)	2,247

Note (1)	Represents accounts receivable written off against the reserve.

Note (2)	Inventory items scrapped and written off against the reserve.

Note (3)	Warranty cost incurred applied against the reserve.

Note (4)	Amount due to acquisition of Romaco. This amount reduced the opening inventory balance at Romaco to net realization value less a reasonable profit margin for our selling efforts.

Note (5)	Spending against casualty reserve.

Note (6)	Spending against restructure reserve.

INDEX TO EXHIBITS

(3)	ARTICLES OF INCORPORATION AND BY-LAWS:

	3.1 Amended Articles of Incorporation of Robbins & Myers, Inc. were filed as Exhibit 3.1 to our Report on Form 10-Q for the quarter ended February 28, 1998	*

	3.2 Code of Regulations of Robbins & Myers, Inc. was filed as Exhibit 3.2 to our Annual Report on Form 10-K for the year ended August 31, 2001	*

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

4.1 Third Amended and Restated Credit Agreement dated October 7, 2003 among Robbins & Myers, Inc., the Lenders named therein, Bank One, N.A. as Administrative Agent and Issuing Bank, Harris Trust and Savings Bank, as Co-Syndication Agent, National City Bank, as Co-Syndication Agent, Wachovia Bank, N.A., as Co-Documentation Agent and The Bank of Nova Scotia, as Co-Documentation Agent and Issuing Bank, was filed as Exhibit 4.1 to our Annual Report on Form 10-K for the year Ended August 31, 2003
*

4.2 Amendment No.1 dated April 21, 2004 to the Third Amended and Restated Credit Agreement dated as of October 7, 2003, by and among Robbins & Myers Inc., Robbins & Myers Finance B.V., and Bank One, N.A., individually and as administrative agent, and the other financial institutions named therein was filed as exhibit 10.1 to our Report on Form 10-Q for the quarter ended May 31, 2004.
C

4.3 Amended and Restated Pledge and Security Agreement between Robbins & Myers, Inc. and Bank One, Dayton, N.A., dated May 15, 1998 was filed as Exhibit 4.2 to our Report on Form 10-K for the year ended August 31, 2003.
*

	4.4 Form of $100 million senior note agreement dated May 1, 1998 was filed as Exhibit 4.1 to our Report on Form 10-Q for the quarter ended May 31, 1998	*

	4.5 Robbins & Myers, Inc. 10.00% Subordinated Note Due 2006 in the principal amount of Euro 2,452,000, dated August 31, 2001	R

	4.6 Robbins & Myers, Inc. 10.00% Subordinated Notes Due 2007 in the principal amount of Euro 18,190,662, dated February 28, 2002	R

(10)	MATERIAL CONTRACTS:

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
*/M

	10.4 Robbins & Myers, Inc. Executive Supplemental Pension Plan adopted July 2000 was filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended August 31, 2000	*/M

	10.5 Form of Indemnification Agreement between Robbins & Myers, Inc., and each director was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2001	*/M

10.6 Robbins & Myers, Inc. 1994 Directors Stock Compensation Plan was filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended August 31, 2001	*/M

10.7 Robbins & Myers, Inc. 1994 Long-Term Incentive Stock Plan as amended was filed as Exhibit 10.11 to our Report on Form 10-K for the year ended August 31, 1996	*/M

10.8 Robbins & Myers, Inc. 1995 Stock Option Plan for Non-Employee Directors was filed as Exhibit 10.12 to our Report on Form 10-K for the year ended August 31, 1996	*/M

10.9 Robbins & Myers, Inc. Senior Executive Annual Cash Bonus Plan was filed as Exhibit 10.13 to our Report on Form 10-K for the year ended August 31, 1996	*/M

10.10 Salary Continuation Agreement between Robbins & Myers, Inc. and Peter C. Wallace, dated May 21, 2004 was filed as Exhibit 10.2 to our Report on Form 10-Q for the quarter Ended May 31, 2004	*/M

10.11 Robbins & Myers, Inc. 1999 Long-Term Incentive Stock Plan was filed as Exhibit 4.3 to our Registration Statement on Form S-8 (No. 333-35856)	*/M

(14)	CODE OF CONDUCT

	14.1 Robbins & Myers, Inc. Code of Business Conduct was Filed as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended August 31, 2003	*

(21)	SUBSIDIARIES OF THE REGISTRANT

	21.1 Subsidiaries of Robbins & Myers, Inc.	F

(23)	CONSENTS OF EXPERTS AND COUNSEL

	23.1 Consent of Ernst & Young LLP	F

(24)	POWER OF ATTORNEY

	24.1 Powers of Attorney of any person who signed this Report on Form 10-K on behalf of another pursuant to a Power of attorney	F

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1 Rule 13a-14(a) CEO Certification	F
	31.2 Rule 13a-14(a) CFO Certification	F

(32)	SECTION 1350 CERTIFICATIONS

	32.1 Section 1350 CEO Certification	F
	32.2 Section 1350 CFO Certification	F

“F”	Indicates Exhibit is being filed with this Report.

“*”	Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission.

“R”	Instrument with respect to indebtedness that does not exceed 10% of the Company’s total assets which is not being filed, but will be furnished to the Commission upon its request.

“M”	Indicates management contract or compensatory arrangement.

“C”	Confidential treatment requested as to certain portions, which have been filed separately with the Securities and Exchange Commission.