Form 10-Q
period 2004-11-30
ROBBINS & MYERS INC
filed 2005-01-07
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2004 File Number 0-288

Robbins & Myers, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-0424220
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1400 Kettering Tower, Dayton, Ohio	45423
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (937) 222-2610

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

Common shares, without par value, outstanding as of November 30, 2004: 14,540,398

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	November 30,	August 31,
	2004	2004
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$11,083	$8,640
Accounts receivable	124,284	128,571
Inventories:
Finished products	41,480	28,108
Work in process	37,906	34,783
Raw materials	43,144	44,587

	122,530	107,478
Other current assets	7,876	7,794
Deferred taxes	7,789	7,901
Assets held for sale	5,898	0

Total Current Assets	279,460	260,384
Goodwill	320,244	307,166
Other Intangible Assets	15,638	15,769
Other Assets	8,843	10,216
Property, Plant and Equipment	286,741	278,504
Less accumulated depreciation	(147,971)	(138,797)

	138,770	139,707

TOTAL ASSETS	$762,955	$733,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$56,153	$61,540
Accrued expenses	93,649	93,035
Current portion of long-term debt	15,892	8,333

Total Current Liabilities	165,694	162,908
Long-Term Debt—Less Current Portion	181,675	173,369
Deferred Taxes	4,081	4,329
Other Long-Term Liabilities	83,746	80,298
Minority Interest	9,694	9,226
Shareholders’ Equity
Common stock	107,340	106,975
Retained earnings	191,186	194,530
Accumulated other comprehensive income (loss)	19,539	1,607

Total Shareholders’ Equity	318,065	303,112

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$762,955	$733,242

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	November 30,
	2004	2003
Net sales	$132,455	$132,482
Cost of sales	90,748	89,016

Gross profit	41,707	43,466
SG&A expenses	36,970	35,660
Amortization expense	595	621
Other	4,225	0

(Loss) Income before interest and income taxes	(83)	7,185
Interest expense	3,539	3,698

(Loss) Income before income taxes and minority interest	(3,622)	3,487
Income tax (benefit) expense	(1,340)	1,220
Minority interest	263	128

Net (loss) income	$(2,545)	$2,139

Net (loss) income per share:
Basic	$(0.18)	$0.15

Diluted	$(0.18)	$0.15

Dividends per share:
Declared	$0.055	$0.055

Paid	$0.055	$0.055

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	November 30,
	2004	2003
Operating Activities:
Net (loss) income	$(2,545)	$2,139
Adjustments to reconcile net (loss) income to net cash and cash equivalents (used) provided by operating activities:
Depreciation	4,510	4,970
Amortization	595	621
Changes in operating assets and liabilities:
Accounts receivable	10,872	6,997
Inventories	(8,374)	(3,945)
Accounts payable	(8,062)	(1,153)
Accrued expenses	(4,371)	(8,116)
Other	2,054	(1,091)

Net Cash and Cash Equivalents (Used) Provided by Operating Activities	(5,321)	422

Investing Activities:
Capital expenditures, net of nominal disposals	(2,828)	(2,338)

Net Cash and Cash Equivalents Used by Investing Activities	(2,828)	(2,338)
Financing Activities:
Proceeds from debt borrowings	19,139	11,416
Payments of long-term debt	(7,851)	(8,151)
Amended credit agreement fees	(262)	(1,078)
Proceeds from sale of common stock	365	438
Dividends paid	(799)	(794)

Net Cash and Cash Equivalents Provided by Financing Activities	10,592	1,831

Increase (Decrease) in Cash and Cash Equivalents	2,443	(85)
Cash and Cash Equivalents at Beginning of Period	8,640	12,347

Cash and Cash Equivalents at End of Period	$11,083	$12,262

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 2004
(Unaudited)

NOTE 1—Preparation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“we” “our”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of November 30, 2004 and August 31, 2004, and the results of our operations and cash flows for the three month periods ended November 30, 2004 and 2003. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in our most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2004. A summary of our significant accounting policies is presented therein on page 29. There have been no material changes in the accounting policies followed by us during fiscal year 2005.

NOTE 2 — Income Statement Information

Unless otherwise noted, all of the recorded costs mentioned in this note were included on the “other” expense line of our Consolidated Condensed Income Statement in the period indicated.

In the second quarter of fiscal 2004, we recorded $1,378,000 of costs, $603,000 of which were for retirement payments, associated with the retirement of our former President and CEO. As of August 31, 2004 all costs except for a portion of the retirement payments were paid. Following is a progression of the liability for the remaining retirement payments:

(In thousands)
Liability at August 31, 2004	$213
Payments made	(125)
Change in estimate	0

Liability at November 30, 2004	$88

In the fourth quarter of fiscal 2004 we recorded $761,000 of severance cost for approximately 20 people related to the closure of one of the Reactor Systems facilities in Italy. The severance liability at August 31, 2004 was $667,000. The remaining liability was paid during the first quarter of fiscal 2005 and no changes in estimates were made.

We announced a restructuring plan of our Pharmaceutical segment. The restructuring plan was initiated to improve the profitability of the Pharmaceutical segment in light of the current worldwide economic conditions that are affecting this segment. The restructuring plan included the following:

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

     As a result of the restructuring activities, we expect to record costs totaling approximately $7,700,000. We recorded expenses of $4,963,000 in the first quarter of fiscal 2005 and expect to record the balance of the restructuring costs in the second quarter of fiscal 2005. The recorded expenses in the first quarter were comprised of the following:

•	$3,727,000 of termination benefits related to the aforementioned headcount reductions.

•	$738,000 to write-down inventory and $175,000 to write-off intangibles related to a discontinued product line. The inventory charge is included in cost of sales.

•	$323,000 to write-down to estimated net realizable value the Reactor Systems facility in Italy that we exited.

Following is a progression of the liability for termination benefits:

(In thousands)
Liability recorded	$3,727
Payments made	(1,775)
Change in estimate	0

Liability at November 30, 2004	$1,952

The Reactor Systems facility in Italy and the Unipac facility in Italy have been closed and are presented as “Assets Held for Sale” at estimated net realizable value on our Consolidated Condensed Balance Sheet as of November 30, 2004. The impact of this restructuring plan has been considered in our testing of goodwill for impairment, and no adjustments to the recorded value of goodwill were deemed necessary.

NOTE 3—Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three month period ended November 30, 2004, by operating segment, are as follows:

	Pharmaceutical	Energy	Industrial
	Segment	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2004	$184,643	$70,238	$52,285	$307,166
Goodwill acquired during the period	0	0	0	0
Translation adjustments and other	11,489	1,581	8	13,078

Balance as of November 30, 2004	$196,132	$71,819	$52,293	$320,244

Information regarding our other intangible assets is as follows:

	As of November 30, 2004			As of August 31, 2004
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and Trademarks	$9,021	$5,591	$3,430	$8,921	$5,492	$3,429
Non-compete Agreements	8,852	5,452	3,400	8,750	5,327	3,423
Financing Costs	8,854	5,979	2,875	8,592	5,629	2,963
Pension Intangible	4,643	0	4,643	4,643	0	4,643
Other	6,131	4,841	1,290	6,131	4,820	1,311

Total	$37,501	$21,863	$15,638	$37,037	$21,268	$15,769

NOTE 4—Net Income per Share

	Three Months Ended
	November 30,
	2004	2003
	(In thousands, except per
	share amounts)
Numerator:
Basic:
Net (loss) income	$(2,545)	$2,139
Effect of dilutive securities:
Convertible debt interest	480	480

(Loss) Income attributable to diluted shares	$(2,065)	$2,619

Denominator:
Basic:
Weighted average shares	14,532	14,441
Effect of dilutive securities:
Convertible debt	1,778	1,778
Dilutive options and restricted shares	28	53

Diluted shares	16,338	16,272

Basic net (loss) income per share	$(0.18)	$0.15

Diluted net (loss) income per share-reported (a)	$(0.18)	$0.15

Diluted net (loss) income per share-computed (a)	$(0.13)	$0.16

(a)	For the three month periods ended November 30, 2004 and 2003, the computed diluted net (loss) income per share is $(0.13) and $0.16, respectively. However diluted net income per share may not exceed basic net (loss) income per share. Therefore, the reported diluted net (loss) income per share for the three month periods ended November 30, 2004 and 2003 is $(0.18) and $0.15, respectively.

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

Changes in our product warranty liability during the period are as follows:

Three Months Ended
November 30, 2004
(In thousands)
Balance at beginning of the period	$8,330
Warranties issued during the period	473
Settlements made during the period	(289)
Translation adjustment impact	217

Balance at end of the period	$8,731

NOTE 6—Long-Term Debt

November 30, 2004
(In thousands)
Senior debt:
Revolving credit loan	$9,897
Senior notes	100,000
Other	20,422
10.00% subordinated notes	27,248
8.00% convertible subordinated notes	40,000

Total debt	197,567
Less current portion	15,892

Long-term debt	$181,675

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $100,000,000. All outstanding amounts under the Agreement are due and payable on October 7, 2006. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. At November 30, 2004 the weighted average interest rate for all amounts outstanding was 5.13%. Indebtedness under the Agreement is unsecured, except for guarantees by our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries.

We have $100,000,000 of Senior Notes (“Senior Notes”) issued in two series. Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and is due May 1, 2008, and Series B in the principal amount of $30,000,000 has an interest rate of 6.84% and is due May 1, 2010. Interest is payable semi-annually on May 1 and November 1.

The above agreements have certain restrictive covenants including limitations on cash dividends, treasury stock purchases and capital expenditures, and minimum requirements for interest coverage and leverage ratios. The amount of cash dividends and treasury stock purchases, other than in relation to stock option exercises, we may incur in each fiscal year is restricted to the greater of $3,500,000 or 50% of our consolidated net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year. Under this Agreement and other lines of credit, we could incur additional indebtedness of approximately $6,000,000 at November 30, 2004 based on our covenant position.

Our other debt primarily consists of unsecured non-U.S. bank lines of credit with interest rates ranging from 4.00% to 8.00%.

We have $27,248,000 of 10.00% Subordinated Notes (“Subordinated Notes”) denominated in euro with the former owner of Romaco. The Subordinated Notes are due in 2006 and interest is payable quarterly.

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

NOTE 7 — Retirement Benefits

Retirement and other postretirement plan costs are as follows:

Pension Benefits	Three Months Ended
	November 30,
	2004	2003
	(In thousands)
Service cost	$1,058	$955
Interest cost	2,276	2,015
Expected return on plan assets	(1,819)	(1,604)
Amortization of prior service cost	130	123
Amortization of unrecognized losses	285	278

Net periodic benefit cost	$1,930	$1,767

Other Postretirement Benefits	Three Months Ended
	November 30,
	2004	2003
	(In thousands)
Service cost	$83	$78
Interest cost	435	413
Amortization of prior service cost	180	175
Amortization of unrecognized losses	53	53

Net periodic benefit cost	$751	$719

We estimate that the required employer contributions to our plans in fiscal 2005 will be approximately $10,500,000.

NOTE 8—Income Taxes

The estimated annual effective tax rate was 37.0% for the three month period of fiscal 2005 and 35.0% for the three month period of fiscal 2004. The effective tax rate has increased in fiscal 2005 because a higher proportion of our income is being earned in countries with tax rates higher than the U.S.

NOTE 9—Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended
	November 30,
	2004	2003
	(In thousands)
Net (loss) income, as reported	$(2,545)	$2,139

Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	262	402

Pro forma net (loss) income	$(2,807)	$1,737

(Loss) Income per share:
Basic—as reported	$(0.18)	$0.15

Basic—pro forma	$(0.19)	$0.12

Diluted—as reported	$(0.18)	$0.15

Diluted—pro forma	$(0.19)	$0.12

NOTE 10—Comprehensive Income

	Three Months Ended
	November 30,
	2004	2003
	(In thousands)
Net (loss) income	$(2,545)	$2,139
Other comprehensive income:
Foreign currency translation	17,932	12,658

Comprehensive income	$15,387	$14,797

NOTE 11—New Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”). This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires all companies to recognize compensation expense for all share-based payments, including stock options, at fair value. Robbins & Myers, Inc. will be required to adopt SFAS 123(R) beginning in the first quarter of fiscal year 2006. We are currently evaluating the effect that SFAS 123(R) will have on our consolidated balance sheets and our consolidated statements of shareholders’ equity and cash flows. See Note 9 for the pro forma impact on net (loss) income and (loss) income per share form calculating stock-related compensation costs under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123(R) may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.

NOTE 12—Business Segments

Sales and Income before Interest and Taxes (“EBIT”) by operating segment are presented in the following table.

	Three Months Ended
	November 30,
	2004	2003
	(In thousands)
Unaffiliated customer sales:
Pharmaceutical	$71,337	$77,910
Industrial	31,293	29,922
Energy	29,825	24,650

Total	$132,455	$132,482

EBIT:
Pharmaceutical	$(5,818)	$2,209
Industrial	2,001	2,205
Energy	7,280	5,832
Corporate and eliminations	(3,546)	(3,061)

Total	$(83)	$7,185

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have manufacturing facilities in 15 countries and approximately 63% of our sales are international sales.

For our first quarter of fiscal 2005, ended November 30, 2004, our consolidated net sales were $132.5 million which was consistent with the first quarter of fiscal 2004. Foreign currency exchange rates, principally the euro, favorably impacted first quarter sales. For the fiscal 2005 first quarter, we recorded a net loss of $2.5 million versus net income of $2.0 million in the comparable prior year quarter. Restructuring expenses of $5.0 million in the recent quarter and reduced sales volume on a constant dollar basis were the principal reasons for the profit decline. Our Energy business performed at record levels in the first quarter of fiscal 2005 and the outlook for our Energy segment remains solid. We also ended the first quarter with improved backlog and expect our restructuring actions to lead to profit improvement in the remainder of fiscal 2005.

The following tables present the components of our consolidated income statement and segment information for the three month periods of fiscal 2005 and 2004.

	Three Months Ended
	November 30,
	2004	2003
Net Sales	100.0%	100.0%
Cost of sales	68.5	67.2

Gross profit	31.5	32.8
SG&A expenses	27.9	26.9
Amortization	0.5	0.5
Other	3.2	0.0

EBIT	(0.1)%	5.4%

	Three Months Ended
	November 30,
	2004	2003
	(In thousands, except %'s)
Segment
Pharmaceutical:
Sales	$71,337	$77,910
EBIT	(5,818)	2,209
EBIT%	(8.2)%	2.8%

Industrial:
Sales	$31,293	$29,922
EBIT	2,001	2,205
EBIT%	6.4%	7.4%

Energy:
Sales	$29,825	$24,650
EBIT	7,280	5,832
EBIT%	24.4%	23.7%

Impact of Restructuring Program

We announced a restructuring plan of our Pharmaceutical segment. The restructuring plan was initiated to improve the profitability of the Pharmaceutical segment in light of the current worldwide economic conditions that are affecting this segment. The restructuring plan included the following:

•	Plant closures (one of two Reactor Systems facilities in Italy, a Reactor Systems facility in Mexico and the Unipac facility of Romaco in Italy).

•	Headcount reductions to support the Reactor Systems business reorganization and to bring the personnel costs in line with the current level of business.

•	Headcount reductions at Romaco with the Unipac integration into the Macofar facility and removal of duplicate administrative costs at other locations.

The status of the restructuring activities is as follows:

•	The Reactor Systems facility in Italy and the Unipac facility in Italy have been closed and are presented as “Assets Held for Sale” at estimated net realizable value on our Consolidated Condensed Balance Sheet as of November 30, 2004.

•	The Reactor Systems headcount has been reduced by 84.

•	The Romaco headcount has been reduced by 58.

As a result of the restructuring activities, we expect to record costs totaling approximately $7.7 million. We recorded expenses of $5.0 million in the first quarter of fiscal 2005 and expect to record the balance of the restructuring costs in the second quarter of fiscal 2005. The recorded expenses in the first quarter were comprised of the following:

•	$3.8 million termination benefits related to the aforementioned headcount reductions.

•	$0.7 million to write-down inventory and $0.2 million to write-off intangibles related to a discontinued product line. The inventory charge is included in cost of sales.

•	$0.3 million to write-down to estimated net realizable value the Reactor Systems facility in Italy that we exited.

The approximately $2.7 million of restructuring costs that we expect to incur in the second quarter of fiscal 2005 primarily relate to termination benefits as we further reduce our workforce by approximately 75 people. The total cash outlays in connection with the restructuring plan are estimated to be between $6.0 and $6.5 million. We estimate that the restructuring plan will be substantially completed by the second quarter of fiscal 2005.

The facilities that have been closed and the Mexico facility that will be closed later in fiscal 2005 are owned by us and will be sold. We expect the facility sales to generate approximately $8.0 to $10.0 million of cash proceeds, which exceeds the recorded book value of these facilities by approximately $3.0 to $5.0 million. The facilities are in excellent condition and are believed to be readily marketable, but we are unable to predict the specific timing of the sale of any one or all of the facilities.

Net Sales

Consolidated net sales for the first quarter of fiscal 2005 were $132.5 million which were consistent with net sales for the first quarter of fiscal 2004.

The Pharmaceutical segment had sales of $71.3 million in the first quarter of fiscal 2005 compared with $77.9 million in the first quarter of fiscal 2004. The change in exchange rates, primarily the strengthening of the euro, increased the first quarter of fiscal 2005 sales by $4.1 million compared with the first quarter of fiscal 2004. Excluding the impact of exchange rates, the first quarter of fiscal 2004 sales decreased by $10.7 million, or 13.7%. Consolidation within the Pharmaceutical industry and weak economic conditions in Europe continue to negatively impact sales. Orders for this segment increased from $85.8 million in the first quarter of fiscal 2004 to $92.4 million in the first quarter of fiscal 2005. The increase in orders relative to the first quarter of fiscal 2004 is primarily due to the change in the euro exchange rate. Excluding the favorable impact from changes in exchange rates, orders are 1.6% higher in the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004. Backlog in this segment increased to $106.9 million at the end of the first quarter of fiscal 2005 from $85.7 million at August 31, 2004.

The Industrial segment had sales of $31.3 million in the first quarter of fiscal 2005 compared with $29.9 million in the first quarter of fiscal 2004. Most of the increase in sales ($1.0 million) is due to the completion of a large project in Asia. The remaining small increase in sales is a result of increased revenues from domestic customers. Incoming orders in this segment were $29.9 million in the first quarter of fiscal 2005 compared with $30.6 million in the first quarter of fiscal 2004.

The Energy segment had sales of $29.8 million in the first quarter of fiscal 2005 compared with $24.7 million in the first quarter of fiscal 2004. On a constant currency basis, sales increased by $4.6 million, or 18.6% The overall level of crude oil and natural gas exploration and production activities has increased compared with the first quarter of fiscal 2004. Incoming orders in this segment increased to $33.7 million in the first quarter of fiscal 2005 compared with $26.3 million in the first quarter of fiscal 2004. Backlog increased to $9.2 million at the end of the first quarter of fiscal 2005 from $5.3 million at August 31, 2004 as a result of international orders that have longer lead times.

Earnings Before Interest and Income Taxes (EBIT)

The Company’s operating performance is evaluated using several measures. One of those measures, EBIT is income before interest and income taxes and is reconciled to net income on our Consolidated Condensed Income Statement. We evaluate performance of our business segments and allocate resources based on EBIT. EBIT is not; however, a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income as a measure of our operating results. EBIT is not a measure of cash available for use by management.

Consolidated EBIT for the first quarter of fiscal 2005 was negative $0.1 million compared with positive $7.2 million in the first quarter of fiscal 2004. Included in the current quarter’s EBIT are the aforementioned $5.0 million of costs related to the restructuring of our Pharmaceutical segment. The remaining decline in EBIT is attributable to the lower constant dollar sales in fiscal 2005.

The Pharmaceutical segment had EBIT of negative $5.8 million in the first quarter of fiscal 2005 compared with positive $2.2 million in the first quarter of fiscal 2004. The change in exchange rates decreased the first quarter of fiscal 2005 EBIT by $0.4 million compared with the first quarter of fiscal 2004. Excluding the change in exchange rates, EBIT declined by $7.6 million. This decline in EBIT is due to the aforementioned $10.7 million decrease in sales on a constant dollar basis, and the restructuring costs of $5.0 million. Offsetting these two items are realized cost savings of $0.9 million as a result of the restructuring programs.

The Industrial segment had EBIT of $2.0 million in the first quarter of fiscal 2005 compared with $2.2 million in the first quarter of fiscal 2004. The decrease in EBIT even though there was a slight increase in sales is because aftermarket sales are a lower proportion of sales and health care costs are approximately $0.3 million higher in the first quarter of fiscal 2005.

The Energy segment had EBIT of $7.3 million in the first quarter of fiscal 2005 compared with $5.8 million in the first quarter of fiscal 2004, an increase of $1.5 million or 25.9%. The Energy segment EBIT increase was due to the sales volume increase mentioned above.

Interest Expense

Interest expense decreased from $3.7 million in the first quarter of fiscal 2004 to $3.5 million in the first quarter of fiscal 2005. This was due to lower average debt levels.

Income Taxes

The effective tax rate is 37.0% in fiscal 2005 and 35.0% in fiscal 2004. The effective tax rate has increased in fiscal 2005 because a higher proportion of our income is being earned in countries with tax rates higher than the U.S.

Liquidity and Capital Resources

Operating Activities

In the first quarter of fiscal 2005, our cash flow used by operations was $5.3 million compared cash flow provided by operations of $0.4 million in the first quarter of fiscal 2004. The lower cash flow from operations is a result of the aforementioned restructuring charges and higher inventory levels because of higher first quarter orders and backlog.

We expect our fiscal 2005 operating cash flow to be adequate to fund the fiscal year 2005 operating needs, scheduled debt service, shareholder dividend requirements and planned capital expenditures of approximately $20.0 million. Our planned capital expenditures are related to additional production capacity in China, cost reductions and replacement items.

Investing Activities

Our capital expenditures were $2.8 million in the first quarter of fiscal 2005, up from $2.3 million in the first quarter of fiscal 2004. The majority of our capital expenditures were for replacement of equipment.

Financing Activities

We paid $0.3 million to amend our credit agreement in November 2004. The amendment modified certain financial covenants which allowed us to proceed with the aforementioned restructuring of our Pharmaceutical segment.

Credit Agreement

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $100.0 million. All outstanding amounts under the Agreement are due and payable on October 7, 2006. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. At November 30, 2004, the weighted average interest rate for all amounts outstanding was 5.13%. Indebtedness under the Agreement is unsecured, except for guarantees by our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. Under this Agreement and other lines of credit, we have $90.1 million of unused borrowing capacity. However, due to our financial covenants and outstanding standby letters of credit, we could only incur additional indebtedness of $6.0 million at November 30, 2004. We have $26.7 million of standby letters of credit outstanding at November 30, 2004. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors.

Following is information regarding our long-term contractual obligations and other commitments outstanding as of November 30, 2004:

	Payments Due by Period
			Two to
Long-term contractual			three
obligations	Total	One year or less	years	Four to five years	After five years
	(In thousands)
Long-term debt	$197,567	$15,892	$39,145	$112,000	$30,530
Capital lease obligations	0	0	0	0	0
Operating leases(1)	20,000	4,500	6,800	3,400	5,300
Unconditional purchase obligations	0	0	0	0	0

Total contractual cash obligations	$217,567	$20,392	$45,945	$115,400	$35,830

(1)	Operating leases are estimated as of November 30, 2004 and consist primarily of building and equipment leases.

	Amount of Commitment Expiration Per Period
			Two to
Other commercial			three
commitments	Total	One year or less	years	Four to five years	After five years
	(In thousands)
Lines of credit	$0	$0	$0	$0	$0
Standby letters of credit	26,718	26,718	0	0	0
Guarantees	0	0	0	0	0
Standby repurchase obligations	0	0	0	0	0
Other commercial commitments	552	393	159	0	0

Total commercial commitments	$27,270	$27,111	$159	$0	$0

Critical Accounting Policies

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are straightforward. There are, however, some policies that are critical because they are important in determining the financial condition and results of operations and some may involve management judgments due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts. These policies are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Report on Form 10-K for the year ended August 31, 2004. There have been no material changes in the accounting policies followed by us during fiscal 2005.

Safe Harbor Statement

In addition to historical information, this Form 10-Q contains forward-looking statements, identified by use of words such as “expects,” “anticipates,” “estimates,” and similar expressions. These statements reflect the Company’s expectations at the time this Form 10-Q was filed. Actual events and results may differ materially from those described in the forward-looking statements. Among the factors that could cause material differences are a significant decline in capital expenditures in specialty chemical and pharmaceutical industries, a major decline in oil and natural gas prices, foreign exchange rate fluctuations, the impact of Sarbanes-Oxley section 404 procedures, work stoppages related to union negotiations, customer order cancellations, the ability of the Company to comply with the financial covenants and other provisions of its financing arrangements, the ability of the Company to realize the benefits of its restructuring program in its Pharmaceutical Segment and general economic conditions that can affect demand in the process industries. The Company undertakes no obligation to update or revise any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In our normal operations we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended November 30, 2004. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August, 31, 2004.

Item 4. Controls and Procedures

Based on a recent evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended November 30, 2004 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II—Other Information

Item 6. Exhibits

a)	Exhibits — see INDEX TO EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.

DATE:	January 7, 2005	BY	/s/ Kevin J. Brown

Kevin J. Brown
Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE:	January 7, 2005	BY	/s/ Thomas J. Schockman

Thomas J. Schockman
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS INCLUDING INDENTURES

	4.1	Amendment No. 2 to Credit Agreement, dated November 23, 2004, among Robbins & Myers, Inc. , Robbins & Myers Finance Europe B.V., Bank One, N.A., individually and as administrative agent, and the other Lenders named therein is incorporated herein by reference from Robbins & Myers, Inc. Current Report on Form 8-K filed with the Commission on December 1, 2004.	(I)

(10)	MATERIAL CONTRACTS

	10.1	Mutual Severance Agreement, dated November 26, 2004, among Robbins & Myers, Inc., Robbins & Myers Europe A.G. and Karl H. Bergmann is incorporated herein by reference from Robbins & Myers, Inc. Current Report on Form 8-K filed with the Commission on December 1, 2004.	(I)(M)

	10.2	Form of Award Agreement for Restricted Share Award to Non-Employee Director under the 2004 Stock Incentive Plan is incorporated by reference herein from the Robbins & Myers, Inc. Current Report on Form 8-K filed with the Commission on December 13, 2004.	(I)(M)

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	(F)

	31.2	Rule 13a-14(a) CFO Certification	(F)

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	(F)

	32.2	Section 1350 CFO Certification	(F)

“F”	Filed herewith
“I”	Incorporated by reference
“M”	Indicates management contracts or compensatory agreement