Form 10-Q
period 2005-02-28
ROBBINS & MYERS INC
filed 2005-04-05
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended February 28, 2005	File Number 0-288

Robbins & Myers, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1400 Kettering Tower, Dayton, Ohio	45423

(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(937) 222-2610

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

Common shares, without par value, outstanding as of February 28, 2005: 14,643,454

Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
Item 5. Other Information.
Part II—Other Information
Item 4. Submission of Matters to a Vote of Security Holders.
Item 6. Exhibits.
SIGNATURES
INDEX TO EXHIBITS
EX-10.1 2004 Stock Incentive Plan as Amended
EX-31.1 302 CEO Certification
EX-31.2 302 CFO Certification
EX-32.1 906 CEO Certification
EX-32.2 906 CFO Certification

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	February 28,	August 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,157	$8,640
Accounts receivable	124,029	128,571
Inventories:
Finished products	37,338	28,108
Work in process	42,814	34,783
Raw materials	43,428	44,587

	123,580	107,478
Other current assets	6,948	7,794
Deferred taxes	7,903	7,901
Assets held for sale	4,633	0

Total Current Assets	276,250	260,384
Goodwill	318,547	307,166
Other Intangible Assets	14,850	15,769
Other Assets	11,385	10,216
Property, Plant and Equipment	284,464	278,504
Less accumulated depreciation	(146,513)	(138,797)

	137,951	139,707

TOTAL ASSETS	$758,983	$733,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$57,759	$61,540
Accrued expenses	93,433	93,035
Current portion of long-term debt	23,668	8,333

Total Current Liabilities	174,860	162,908
Long-Term Debt — Less Current Portion	173,415	173,369
Deferred Taxes	4,414	4,329
Other Long-Term Liabilities	80,442	80,298
Minority Interest	10,044	9,226
Shareholders’ Equity
Common stock	109,495	106,975
Retained earnings	191,439	194,530
Accumulated other comprehensive income	14,874	1,607

Total Shareholders’ Equity	315,808	303,112

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$758,983	$733,242

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2005	2004	2005	2004
Net sales	$145,630	$142,217	$278,085	$274,699
Cost of sales	99,565	97,136	190,313	186,152

Gross profit	46,065	45,081	87,772	88,547
SG&A expenses	38,019	38,349	74,989	74,009
Amortization expense	609	696	1,204	1,317
Other	1,574	1,378	5,799	1,378

Income before interest and income taxes	5,863	4,658	5,780	11,843
Interest expense	3,689	3,642	7,228	7,340

Income (Loss) before income taxes and minority interest	2,174	1,016	(1,448)	4,503
Income tax expense (benefit)	805	356	(535)	1,576
Minority interest	314	340	577	468

Net income (loss)	$1,055	$320	$(1,490)	$2,459

Net income (loss) per share:
Basic	$0.07	$0.02	$(0.10)	$0.17

Diluted	$0.07	$0.02	$(0.10)	$0.17

Dividends per share:
Declared	$0.055	$0.055	$0.055	$0.055

Paid	$0.055	$0.055	$0.055	$0.055

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	Feb. 28,	Feb. 29,
	2005	2004
Operating Activities:
Net (loss) income	$(1,490)	$2,459
Adjustments to reconcile net (loss) income to net cash and cash equivalents (used) provided by operating activities:
Depreciation	8,812	9,618
Amortization	1,204	1,317
Stock compensation	152	312
Gain on sale of buildings	(146)	0
Changes in operating assets and liabilities:
Accounts receivable	10,843	4,548
Inventories	(9,594)	(2,749)
Accounts payable	(6,540)	(2,238)
Accrued expenses	(7,065)	(6,062)
Other	(1,670)	(1,177)

Net Cash and Cash Equivalents (Used) Provided by Operating Activities	(5,494)	6,028

Investing Activities:
Capital expenditures, net of nominal disposals	(9,052)	(5,326)
Proceeds from sale of buildings	3,650	0

Net Cash and Cash Equivalents Used by Investing Activities	(5,402)	(5,326)

Financing Activities:
Proceeds from debt borrowings	34,046	22,465
Payments of long-term debt	(23,138)	(18,619)
Amended credit agreement fees	(262)	(1,078)
Proceeds from sale of common stock	2,368	645
Dividends paid	(1,601)	(1,589)

Net Cash and Cash Equivalents Provided by Financing Activities	11,413	1,824

Increase in Cash and Cash Equivalents	517	2,526
Cash and Cash Equivalents at Beginning of Period	8,640	12,347

Cash and Cash Equivalents at End of Period	$9,157	$14,873

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
February 28, 2005
(Unaudited)

NOTE 1 — Preparation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“we” “our”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of February 28, 2005 and August 31, 2004, and the results of our operations for the three and six month periods ended February 28, 2005 and February 29, 2004 and the results of our cash flow for the six month periods ended February 28, 2005 and February 29, 2004. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in our most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2004. A summary of our significant accounting policies is presented therein beginning on page 29. There have been no material changes in the accounting policies followed by us during fiscal year 2005.

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

In the second quarter of fiscal 2004, we recorded $1,378,000 of costs, $603,000 of which were for retirement payments, associated with the retirement of our former President and CEO. As of August 31, 2004 all costs except for a portion of the retirement payments were paid. Following is a progression of the liability for the remaining retirement payments:

(In thousands)
Liability at August 31, 2004	$213
Payments made	(183)
Change in estimate	0

Liability at February 28, 2005	$30

In the fourth quarter of fiscal 2004 we recorded $761,000 of severance cost for approximately 20 people related to the closure of one of the Reactor Systems facilities in Italy. The severance liability at August 31, 2004 was $667,000. The remaining liability was paid during the first quarter of fiscal 2005 and no changes in estimates were made.

We announced a restructuring plan of our Pharmaceutical segment in October 2004. The restructuring plan was initiated to improve the profitability of the Pharmaceutical segment in light of the current worldwide economic conditions that are affecting this segment. The restructuring plan included the following:

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

As a result of the restructuring activities, we expect to record costs totaling approximately $7,700,000. We recorded expenses of $6,537,000 in the first six months of fiscal 2005 and expect to record the balance of the restructuring costs in the second half of fiscal 2005. The net costs in the first six months of fiscal 2005 were comprised of the following:

•	$5,278,000 of termination benefits related to the aforementioned headcount reductions.

•	$738,000 to write-down inventory and $175,000 to write-off intangibles related to a discontinued product line. The inventory charge is included in cost of sales.

•	$323,000 to write-down to estimated net realizable value the Reactor Systems facility in Italy that we exited.

•	$169,000 for equipment relocation and other costs.

•	$146,000 gain on the sale of the Unipac facility.

Following is a progression of the liability for termination benefits recorded in the first six months of fiscal 2005:

(In thousands)
Liability recorded	$5,278
Payments made	(3,008)
Change in estimate	0

Liability at February 28, 2005	$2,270

The Reactor Systems facility in Italy has been closed and is presented as “Assets Held for Sale” at estimated net realizable value on our Consolidated Condensed Balance Sheet as of February 28, 2005. The impact of this restructuring plan has been considered in our testing of goodwill for impairment, and no adjustments to the recorded value of goodwill were deemed necessary.

NOTE 3 — Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six month period ended February 28, 2005, by operating segment, are as follows:

	Pharmaceutical	Energy	Industrial
	Segment	Segment	Segment	Total

	(In thousands)
Balance as of September 1, 2004	$184,643	$70,238	$52,285	$307,166
Goodwill acquired during the period	0	0	0	0
Translation adjustments and other	10,536	806	39	11,381

Balance as of February 28, 2005	$195,179	$71,044	$52,324	$318,547

Information regarding our other intangible assets is as follows:

	As of February 28, 2005			As of August 31, 2004
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and Trademarks	$8,931	$5,706	$3,225	$8,921	$5,492	$3,429
Non-compete Agreements	8,763	5,577	3,186	8,750	5,327	3,423
Financing Costs	8,854	6,329	2,525	8,592	5,629	2,963
Pension Intangible	4,643	0	4,643	4,643	0	4,643
Other	6,131	4,860	1,271	6,131	4,820	1,311

Total	$37,322	$22,472	$14,850	$37,037	$21,268	$15,769

NOTE 4 — Net Income per Share

	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Numerator:
Basic:
Net income (loss)	$1,055	$320	$(1,490)	$2,459
Effect of dilutive securities:
Convertible debt interest	480	480	960	960

Income (Loss) attributable to diluted shares	$1,535	$800	$(530)	$3,419

Denominator:
Basic:
Weighted average shares	14,589	14,457	14,560	14,449
Effect of dilutive securities:
Convertible debt	1,778	1,778	1,778	1,778
Dilutive options and restricted shares	65	25	45	37

Diluted shares	16,432	16,260	16,383	16,264

Basic net income (loss) per share	$0.07	$0.02	$(0.10)	$0.17

Diluted net income (loss) per share-reported (a)	$0.07	$0.02	$(0.10)	$0.17

Diluted net income (loss) per share-computed (a)	$0.09	$0.05	$(0.03)	$0.21

(a)	For the three and six month periods ended February 28, 2005, the computed diluted net income (loss) per share is $0.09 and $(0.03), respectively. For the three and six month periods ended February 29, 2004, the computed diluted net income per share is $0.05 and $0.21, respectively. However, diluted net income per share may not exceed basic net income per share. Therefore, the reported diluted net income (loss) per share for the three and six month periods ended February 28, 2005 are $0.07 and $(0.10), and the reported diluted net income per share for the three and six month periods ended February 29, 2004 are $0.02 and $0.17, respectively.

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

Changes in our product warranty liability during the period are as follows:

Six Months Ended
February 28, 2005
(In thousands)
Balance at beginning of the period	$8,330
Warranties issued during the period	973
Settlements made during the period	(1,293)
Translation adjustment impact	194

Balance at end of the period	$8,204

NOTE 6—Long-Term Debt

February 28, 2005
(In thousands)
Senior debt:
Revolving credit loan	$6,618
Senior notes	100,000
Other	26,517
10.00% subordinated notes	23,948
8.00% convertible subordinated notes	40,000

Total debt	197,083
Less current portion	23,668

Long-term debt	$173,415

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $100,000,000. All outstanding amounts under the Agreement are due and payable on October 7, 2006. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. At February 28, 2005 the weighted average interest rate for all amounts outstanding was 5.01%. Indebtedness under the Agreement is unsecured, except for guarantees by our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries.

We have $100,000,000 of Senior Notes (“Senior Notes”) issued in two series. Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and is due May 1, 2008, and Series B in the principal amount of $30,000,000 has an interest rate of 6.84% and is due May 1, 2010. Interest is payable semi-annually on May 1 and November 1.

The above agreements have certain restrictive covenants including limitations on cash dividends, treasury stock purchases and capital expenditures, and minimum requirements for interest coverage and leverage ratios. The amount of cash dividends and treasury stock purchases, other than in relation to stock option exercises, we may incur in each fiscal year is restricted to the greater of $3,500,000 or 50% of our consolidated net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year. Under this Agreement and other lines of credit, we could incur additional indebtedness of approximately $8,000,000 at February 28, 2005 based on our covenant position.

Our other debt primarily consists of unsecured non-U.S. bank lines of credit with interest rates ranging from 4.00% to 8.00%.

We have $23,948,000 of 10.00% Subordinated Notes (“Subordinated Notes”) denominated in euro with the former owner of Romaco. The Subordinated Notes are due on February 28, 2007 and interest is payable quarterly.

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

NOTE 7 — Retirement Benefits

Retirement and other postretirement plan costs are as follows:

Pension Benefits

	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2005	2004	2005	2004

		(In thousands)
Service cost	$1,058	$956	$2,116	$1,911
Interest cost	2,276	2,085	4,552	4,100
Expected return on plan assets	(1,819)	(1,634)	(3,638)	(3,238)
Amortization of prior service cost	130	97	260	220
Amortization of unrecognized losses	285	270	570	548

Net periodic benefit cost	$1,930	$1,774	$3,860	$3,541

Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2005	2004	2005	2004

		(In thousands)
Service cost	$83	$79	$166	$157
Interest cost	435	416	870	829
Amortization of prior service cost	180	172	360	347
Amortization of unrecognized losses	53	50	106	103

Net periodic benefit cost	$751	$717	$1,502	$1,436

We estimate that the required employer contributions to our plans in fiscal 2005 will be approximately $10,500,000.

NOTE 8—Income Taxes

The estimated annual effective tax rate was 37.0% for the three and six month periods of fiscal 2005 and 35.0% for the three and six month periods of fiscal 2004. The effective tax rate has increased in fiscal 2005 because we are unable to recognize the future tax benefits of net operating losses in Italy.

NOTE 9—Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2005	2004	2005	2004
	(In thousands)
Net income (loss), as reported	$1,055	$320	$(1,490)	$2,459

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	262	285	523	570

Pro forma net income (loss)	$793	$35	$(2,013)	$1,889

Income (Loss) per share:
Basic—as reported	$0.07	$0.02	$(0.10)	$0.17

Basic—pro forma	$0.05	$0.00	$(0.14)	$0.13

Diluted—as reported	$0.07	$0.02	$(0.10)	$0.17

Diluted—pro forma	$0.05	$0.00	$(0.14)	$0.13

NOTE 10—Comprehensive Income

	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2005	2004	2005	2004
		(In thousands)
Net income (loss)	$1,055	$320	$(1,490)	$2,459
Other comprehensive income (loss):
Foreign currency translation	(4,665)	4,982	13,267	17,640

Comprehensive income	$3,610	$5,302	$11,777	$20,099

Note 11 – New Accounting Pronouncement

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”). This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires all companies to recognize compensation expense for all share-based payments, including stock options, at fair value. Robbins & Myers, Inc. will be required to adopt SFAS 123(R) beginning in the first quarter of fiscal year 2006. We are currently evaluating the effect that SFAS 123(R) will have on our consolidated balance sheet and our consolidated statements of income and cash flows. See Note 9 for the pro forma impact on net income (loss) and income (loss) per share from calculating stock-related compensation costs under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective dated of SFAS No. 123(R) may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.

NOTE 12—Business Segments

Sales and Income before Interest and Taxes (“EBIT”) by operating segment are presented in the following table.

	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2005	2004	2005	2004
		(In thousands)
Unaffiliated customer sales:
Pharmaceutical	$82,019	$83,726	$153,356	$161,636
Industrial	31,450	29,639	62,743	59,561
Energy	32,161	28,852	61,986	53,502

Total	$145,630	$142,217	$278,085	$274,699

EBIT:
Pharmaceutical	$(133)	$1,425	$(5,951)	$3,634
Industrial	1,285	1,173	3,286	3,378
Energy	8,127	6,993	15,407	12,825
Corporate and eliminations	(3,416)	(4,933)	(6,962)	(7,994)

Total	$5,863	$4,658	$5,780	$11,843

Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We have manufacturing facilities in 15 countries and approximately 65% of our sales are international sales.

For our second quarter of fiscal 2005, ended February 28, 2005, our consolidated net sales were $145.6 million which was $3.4 million higher than the second quarter of fiscal 2004. The increase in sales is a result of changes in foreign currency exchange rates, principally the euro. For the fiscal 2005 second quarter, we recorded net income of $1.1 million versus net income of $0.3 million in the comparable prior year quarter. The improved profit is a result of cost savings from out pharmaceutical segment restructuring program. Our Energy business performed at record levels in the second quarter of fiscal 2005 and the outlook for our Energy segment remains solid. We also ended the second quarter with improved backlog and expect our restructuring actions to lead to profit improvement in the remainder of fiscal 2005.

The following tables present the components of our consolidated income statement and segment information for the three and six month periods of fiscal 2005 and 2004.

	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2005	2004	2005	2004
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.4	68.3	68.4	67.8

Gross profit	31.6	31.7	31.6	32.2
SG&A expenses	26.1	27.0	27.0	26.9
Amortization	0.4	0.4	0.4	0.5
Other	1.1	1.0	2.1	0.5

EBIT	4.0%	3.3%	2.1%	4.3%

	Three Months Ended		Six Months Ended
	Feb. 28,	Feb. 29,	Feb. 28,	Feb. 29,
	2005	2004	2005	2004
	(In thousands, except %’s)
Segment
Pharmaceutical:
Sales	$82,019	$83,726	$153,356	$161,636
EBIT	(133)	1,425	(5,951)	3,634
EBIT %	(0.2)%	1.7%	(3.9)%	2.2%

Industrial:
Sales	$31,450	$29,639	$62,743	$59,561
EBIT	1,285	1,173	3,286	3,378
EBIT %	4.1%	4.0%	5.2%	5.7%

Energy:
Sales	$32,161	$28,852	$61,986	$53,502
EBIT	8,127	6,993	15,407	12,825
EBIT %	25.3%	24.2%	24.9%	24.0%

Impact of Restructuring Program

We announced a restructuring plan of our Pharmaceutical segment in October 2004. The restructuring plan was initiated to improve the profitability of the Pharmaceutical segment in light of the current worldwide economic conditions that were affecting this segment. The restructuring plan included the following:

•	Plant closures (one of two Reactor Systems facilities in Italy, a Reactor Systems facility in Mexico and the Unipac facility of Romaco in Italy).

•	Headcount reductions to support the Reactor Systems business reorganization and to bring the personnel costs in line with the current level of business.

•	Headcount reductions at Romaco with the Unipac integration into the Macofar facility and removal of duplicate administrative costs at other locations.

     The status of the restructuring activities is as follows:

•	The Unipac facility has been sold. The Reactor Systems facility in Italy has been closed and is presented as “Assets Held for Sale” at estimated net realizable value on our Consolidated Condensed Balance Sheet as of February 28, 2005. The Mexican facility will be closed in our third quarter.

•	The Reactor Systems headcount has been reduced by 123.

•	The Romaco headcount has been reduced by 87.

As a result of the restructuring activities, we expect to record costs totaling approximately $7.7 million. We recorded expenses of $6.5 million in the first half of fiscal 2005 and expect to record the balance of the restructuring costs in the second half of fiscal 2005. The net costs in the first half of fiscal 2005 were comprised of the following:

•	$5.3 million of termination benefits related to the aforementioned headcount reductions.

•	$0.7 million to write-down inventory and $0.2 million to write-off intangibles related to a discontinued product line. The inventory charge is included in cost of sales.

•	$0.3 million to write-down to estimated net realizable value the Reactor Systems facility in Italy that we exited.

•	$0.2 million for equipment relocation and other costs.

•	$0.2 million gain on the sale of the Unipac facility.

The approximately $1.2 million of restructuring costs that we expect to incur in the second half of fiscal 2005 primarily relate to termination benefits as we further reduce our workforce by approximately 25 people. The total cash outlays in connection with the restructuring plan are estimated to be between $6.2 and $6.7 million. We believe that the restructuring plan will be substantially completed in the second half of fiscal 2005.

The sale of the Unipac facility generated cash of $1.6 million in the second quarter. The Reactor Systems facility that has been closed and the Mexico facility that will be closed later in fiscal 2005 are owned by us and will be sold. We expect these facility sales to generate approximately $10.0 to $11.0 million of additional pretax cash proceeds, which exceeds the recorded book value of these facilities by approximately $5.0 to $6.0 million. The facilities are in excellent condition and are believed to be readily marketable, but we are unable to predict the specific timing of the sale of either of the facilities.

Three months ended February 28, 2005

Net Sales

Consolidated net sales for the second quarter of fiscal 2005 were $145.6 million which was $3.4 million higher than net sales for the second quarter of fiscal 2004. The impact of changes in exchange rates caused sales to increase by $4.0 million, therefore sales declined $0.6 million on a constant dollar basis.

The Pharmaceutical segment had sales of $82.0 million in the second quarter of fiscal 2005 compared with $83.7 million in the second quarter of fiscal 2004. The change in exchange rates, primarily the strengthening of the euro, increased the second quarter of fiscal 2005 sales by $3.3 million compared with the second quarter of fiscal 2004. Excluding the impact of exchange rates, the second quarter of fiscal 2005 sales decreased by $5.0 million, or 6.0%. Consolidation within the Pharmaceutical industry and weak economic conditions in Europe continue to negatively impact sales. Orders for this segment decreased from $96.9 million in the second quarter of fiscal 2004 to $84.8 million in the second quarter of fiscal 2005. The decrease in orders is in our Reactor Systems and Romaco businesses that are in Europe. Backlog in this segment increased to $109.7 million at the end of the second quarter of fiscal 2005 from $85.7 million at August 31, 2004.

The Industrial segment had sales of $31.5 million in the second quarter of fiscal 2005 compared with $29.6 million in the second quarter of fiscal 2004. The increase in sales is a result of improving market conditions in the chemical industry. Incoming orders in this segment were $34.0 million in the second quarter of fiscal 2005 compared with $32.3 million in the second quarter of fiscal 2004. Backlog in this segment was $24.1 million at the end of the second quarter of fiscal 2005 compared with $23.2 million at August 31, 2004.

The Energy segment had sales of $32.2 million in the second quarter of fiscal 2005 compared with $28.9 million in the second quarter of fiscal 2004. On a constant currency basis, sales increased by $2.7 million, or 9.3%. Our sales growth is principally outside the United States as worldwide oil and gas exploration activity continues to be very strong. Incoming orders in this segment increased to $32.0 million in the second quarter of fiscal 2005 compared with $31.0 million in the second quarter of fiscal 2004. Backlog increased to $9.1 million at the end of the second quarter of fiscal 2005 from $5.3 million at August 31, 2004 as a result of international orders that have longer lead times.

Earnings Before Interest and Income Taxes (EBIT)

The Company’s operating performance is evaluated using several measures. One of those measures, EBIT is income before interest and income taxes and is reconciled to net income on our Consolidated Condensed Income Statement. We evaluate performance of our business segments and allocate resources based on EBIT. EBIT is not however, a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income as a measure of our operating results. EBIT is not a measure of cash available for use by management.

Consolidated EBIT for the second quarter of fiscal 2005 was $5.9 million compared with $4.7 million in the second quarter of fiscal 2004. Included in the current quarter’s EBIT are costs associated with the restructuring of our Pharmaceutical segment of $1.6 million. Included in EBIT in the second quarter of fiscal 2004 was $1.4 million of costs related to the retirement of our former CEO. The improvement in EBIT is a result of the aforementioned cost reduction programs in our Pharmaceutical segment.

The Pharmaceutical segment had EBIT of negative $0.1 million in the second quarter of fiscal 2005 compared with positive $1.4 million in the second quarter of fiscal 2004. The aforementioned $5.0 million decline in constant currency sales caused a $1.5 million reduction in EBIT. In addition, aggressive pricing in Europe has caused a reduction in EBIT of $1.5 million in the second quarter, and we recorded restructuring costs of $1.3 million in the second quarter. Offsetting these items are realized cost savings of $2.3 million as a result of the restructuring programs and other cost reductions of $0.5 million.

The Industrial segment had EBIT of $1.3 million in the second quarter of fiscal 2005 compared with $1.2 million in the second quarter of fiscal 2004. The increase in EBIT is less than would be expected from a sales increase of $1.8 million in the quarter. The increased sales contributed $0.6 million of EBIT, but offsetting this were higher production costs at Moyno due to union contract negotiations that occurred during the quarter and a loss on the sale of a facility of $0.2 million.

The Energy segment had EBIT of $8.1 million in the second quarter of fiscal 2005 compared with $7.0 million in the second quarter of fiscal 2004, an increase of $1.1 million or 15.7%. The Energy segment EBIT increase was due to the sales volume increase mentioned above.

Interest Expense

Interest expense increased from $3.6 million in the second quarter of fiscal 2004 to $3.7 million in the second quarter of fiscal 2005. This was due to higher average debt levels.

Income Taxes

The effective tax rate is 37.0% in fiscal 2005 and was 35.0% in fiscal 2004. The effective tax rate has increased in fiscal 2005 because we are unable to recognize the future tax benefits of net operating losses in Italy.

Six months ended February 28, 2005

Net Sales

Consolidated net sales for the first half of fiscal 2005 were $278.1 million which was $3.4 million higher than net sales for the first half of fiscal 2004. The impact of changes in exchange rates caused sales to increase by $9.4 million; therefore, sales declined $6.0 million on a constant dollar basis.

The Pharmaceutical segment had sales of $153.4 million for the six month period ended February 28, 2005 compared with $161.6 million in the same period of fiscal 2004. The change in exchange rates increased the year to date fiscal 2005 sales by $7.8 million compared with year to date fiscal 2004 sales. Excluding the impact of exchange rates, the year to date fiscal 2005 sales decreased by $16.0 million or 10.0%. As mentioned earlier, consolidation within the Pharmaceutical industry and weak economic conditions in Europe continue to negatively impact sales. Orders for this segment decreased from $182.7 million in the first six months of fiscal 2004 to $177.2 million in the first six months of fiscal 2005. On a constant currency basis, the decrease in orders is $14.6 million or 8.0%. The decrease in orders is in our Romaco business.

The Industrial segment had sales of $62.7 million in the six month period ended February 28, 2005 compared with $59.6 million in the comparable period of fiscal 2004. The increase in sales is a result of improving market conditions in the chemical industry. Incoming orders in this segment were $63.9 million in the first half of fiscal 2005 compared with $62.9 million in the first half of fiscal 2004. While orders from the chemical industry have increased in fiscal 2005, orders from the municipal wastewater treatment have decreased.

The Energy segment had sales of $62.0 million in the first half of fiscal 2005 compared with $53.5 million in the first half of fiscal 2004. On a constant dollar basis, sales increased by $7.4 million or 13.8%. Our sales growth is principally outside the United States as worldwide oil and gas exploration activity continues to be very strong. Incoming orders in this segment increased to $65.8 million in the first half of fiscal 2005 compared with $57.3 million in the first half of fiscal 2004.

Earnings Before Interest and Income Taxes (EBIT)

Consolidated EBIT for the six months ended February 28, 2005 was $5.8 million compared with $11.8 million in six month period ended February 29, 2004. Included in the current year’s EBIT are restructuring costs of $6.5 million, while the first half of fiscal 2004 has costs of $1.4 million related to the retirement of our former CEO.

The Pharmaceutical segment had EBIT of negative $6.0 million for the first six months of fiscal 2005 compared with positive $3.6 million for the first six months of fiscal 2004. The aforementioned $16.0 million decline in constant currency sales caused a $4.8 million reduction in EBIT. In addition, aggressive pricing in Europe has caused a reduction in EBIT of $2.2 million in the first half of fiscal 2005, and we recorded restructuring costs of $6.3 million in the first six months of fiscal 2005. Offsetting these items are realized cost savings of $3.2 million as a result of the restructuring programs and a higher proportion of aftermarket sales increased EBIT by $0.5 million.

The Industrial segment had EBIT of $3.3 million in the six month period ended February 28, 2005 compared with $3.4 million in the first six months of fiscal 2004. Sales in this segment increased by $3.1 million resulting in an increased EBIT of $1.0 million. Offsetting this were slightly lower gross margins on large project business, higher production costs at Moyno due to union contract negotiations that occurred during the second quarter and a loss on the sale of a facility of $0.2 million.

The Energy segment had EBIT of $15.4 million in the first half of fiscal 2005 compared with $12.8 million in the first half of fiscal 2004, an increase of $2.6 million or 20.3%. The Energy segment EBIT increase was due to the sales volume increase.

Interest Expense

Interest expense decreased from $7.3 million in the first half of fiscal 2004 to $7.2 million in the first half of fiscal 2005. This is due to slightly lower debt levels on a year to date basis.

Income Taxes

The effective tax rate is 37.0% in fiscal 2005 and 35.0% in fiscal 2004. The effective tax rate has increased in fiscal 2005 because we are unable to recognize the future tax benefits of net operating losses in Italy.

Liquidity and Capital Resources

Operating Activities

In the first half of fiscal 2005, our cash flow used by operations was $5.5 million compared with cash flow provided by operations of $6.0 million in the first half of fiscal 2004. The lower cash flow from operations is a result of the aforementioned restructuring charges and higher inventory levels because of higher order backlog.

We expect our fiscal 2005 operating cash flow to be adequate to fund the fiscal year 2005 operating needs, scheduled debt service, shareholder dividend requirements and the remaining $10.9 million of planned capital expenditures. Our planned capital expenditures are related to additional production capacity in China, cost reductions and replacement items.

Investing Activities

Our capital expenditures were $9.1 million in the first half of fiscal 2005, up from $5.3 million in the first half of fiscal 2004. The increase in capital spending is primarily for additional production capacity in China. During the second quarter of fiscal 2005, we sold our Unipac facility in Italy and an underutilized building in our Corrosion Resistant product platform. The Unipac product line has been moved to one of our other facilities in Italy. The cash proceeds from the building sales were $3.7 million.

Financing Activities

In December 2004, we paid off $3.2 million of our 10.0% Subordinated Notes. In November 2004, we paid $0.3 million to amend our credit agreement. The amendment modified certain financial covenants so that the aforementioned restructuring of our Pharmaceutical segment could be accomplished as planned.

Credit Agreement

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $100.0 million. All outstanding amounts under the Agreement are due and payable on October 7, 2006. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. At February 28, 2005, the weighted average interest rate for all amounts outstanding was 5.01%. Indebtedness under the Agreement is unsecured, except for guarantees by our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. Under this Agreement and other lines of credit, we have $93.4 million of unused borrowing capacity. However, due to our financial covenants and outstanding standby letters of credit, we could only incur additional indebtedness of $8.0 million at February 28, 2005. We have $26.9 million of standby letters of credit outstanding at February 28, 2005. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors

Following is information regarding our long-term contractual obligations and other commitments outstanding as of February 28, 2005:

	Payments Due by Period
			Two to
Long-term contractual		One year	three	Four to	After five
obligations	Total	or less	years	five years	years
	(In thousands)
Long-term debt	$197,083	$23,668	$71,866	$71,000	$30,549
Capital lease obligations	0	0	0	0	0
Operating leases (1)	20,000	4,500	6,800	3,400	5,300
Unconditional purchase obligations	0	0	0	0	0

Total contractual cash obligations	$217,083	$28,168	$78,666	$74,400	$35,849

(1)	Operating leases are estimated as of February 28, 2005 and consist primarily of building and equipment leases.

	Amount of Commitment Expiration Per Period
			Two to
Other commercial		One year	three	Four to	After five
commitments	Total	or less	years	five years	years
	(In thousands)
Lines of credit	$0	$0	$0	$0	$0
Standby letters of credit	26,929	26,929	0	0	0
Guarantees	0	0	0	0	0
Standby repurchase obligations	0	0	0	0	0
Other commercial commitments	408	302	106	0	0

Total commercial commitments	$27,337	$27,231	$106	$0	$0

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

Safe Harbor Statement

In addition to historical information, this Form 10-Q contains forward-looking statements, identified by use of words such as “expects,” “anticipates,” “estimates,” and similar expressions. These statements reflect the Company’s expectations at the time this Form 10-Q was filed. Actual events and results may differ materially from those described in the forward-looking statements. Among the factors that could cause material differences are a significant decline in capital expenditures in specialty chemical and pharmaceutical industries, a major decline in oil and natural gas prices, foreign exchange rate fluctuations, the impact of Sarbanes-Oxley section 404 procedures, work stoppages related to union negotiations, customer order cancellations, the ability of the Company to comply with the financial covenants and other provisions of its financing arrangements, the ability of the Company to realize the benefits of its restructuring program in its Pharmaceutical Segment, including the receipts of cash proceeds from the sale of excess facilities, and general economic conditions that can affect demand in the process industries. The Company undertakes no obligation to update or revise any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In our normal operations we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended February 28, 2005. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August, 31, 2004

Item 4. Controls and Procedures.

Based on a recent evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2005 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting except that we identified at one of our business units control weaknesses over the recording of inventory transactions. This business unit has $4.2 million of inventory out of our total inventory of $123.6 million as of February 28, 2005. To improve the internal controls, this business unit will perform quarterly physical inventory counts and reconciliations. This control will remain in place until the proper internal controls exist over the recording of inventory transactions. After performing a physical inventory count in February, the inventory records were appropriately revised. Our management discussed with the audit committee of our board of directors and our independent registered public accounting firm the internal control weaknesses and the resulting impact the resulting inventory control revisions had on our February 28, 2005 financial statements. We have determined that the revisions had no material impact on our February 28, 2005 financial statements.

Item 5. Other Information.

At the recommendation of the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. (the “Company”), the Company’s 2004 Stock Incentive Plan was amended, effective March 30, 2005, in three respects: (i) for awards of restricted shares that are not based on performance goals, the vesting period will not be less than three years; (ii) for awards based on performance goals, the vesting period will not be less than one year, and (iii) straight stock awards (meaning that no performance goals or restrictions must be satisfied before vesting) will only be awarded in lieu of cash compensation (e.g. bonuses, directors fees, etc.).

A copy of the 2004 Stock Incentive Plan As Amended is included as Exhibit 10.1 to this Report.

Part II—Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

a)	The Annual Meeting of Shareholders of Robbins & Myers, Inc. was held on December 8, 2004.

b)	Our Board of Directors is divided into two classes, with one class of directors elected at each annual meeting of shareholders. At the Annual Meeting on December 8, 2004 the following persons were elected directors of Robbins & Myers, Inc. for a term of office expiring at the annual meeting of shareholders to be held in 2006: Daniel W. Duval, Thomas P. Loftis, Dale L. Medford and Jerome F. Tatar. The other directors whose terms of office continued after the Annual Meeting are: David T. Gibbons, Robert J. Kegerreis, Ph.D, William D. Manning and Peter C. Wallace.

c)	At the Annual Meeting on December 8, 2004, three items were voted on by shareholders, namely:

1)	The election of directors in which, as noted above, Messrs. Duval, Loftis, Medford and Tatar were elected:

	Votes For	Votes Withheld
Daniel W. Duval	10,391,632	3,153,259
Thomas P. Loftis	13,273,371	271,520
Dale L. Medford	13,415,912	128,979
Jerome F. Tatar	13,291,478	253,413

2)	The Company’s 2004 Stock Incentive Plan was approved with 10,780,059 cast for approval, 1,651,564 against approval and 553,643 abstentions.

3)	Appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending August 31, 2005 was approved with 13,223,556 cast for approval, 315,840 against approval and 5,495 abstentions.

Item 6. Exhibits.

a)	Exhibits – see INDEX TO EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.

DATE: April 5, 2005	BY	/s/ Kevin J. Brown

Kevin J. Brown
Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: April 5, 2005	BY	/s/ Thomas J. Schockman

Thomas J. Schockman
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

(10)	MATERIAL CONTRACT

	10.1	2004 Stock Incentive Plan as Amended	(F)(M)

	10.2	Form of Award Agreement for Restricted Stock Award to Non-Employee Director is incorporated by reference from the Company’s Report on Form 8-K filed with the Commission on December 13, 2004	(I)(M)

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	(F)

	31.2	Rule 13a-14(a) CFO Certification	(F)

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	(F)

	32.2	Section 1350 CFO Certification	(F)

“F”	Filed herewith
“I”	Incorporated by reference
“M”	Indicates management contracts or compensatory agreement