Form 10-Q
period 2005-05-31
ROBBINS & MYERS INC
filed 2005-07-08
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2005	File Number 0-288

Robbins & Myers, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1400 Kettering Tower, Dayton, Ohio	45423

(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(937) 222-2610

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

Common shares, without par value, outstanding as of May 31, 2005: 14,655,704

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II—Other Information
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-31.1 302 CEO Certs
EX-31.2 302 CFO Certs
EX-32.1 906 CEO Certs
EX-32.2 906 CFO Certs

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	May 31,	August 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,723	$8,640
Accounts receivable	124,560	128,571
Inventories:
Finished products	37,057	28,108
Work in process	46,830	34,783
Raw materials	35,171	44,587

	119,058	107,478
Other current assets	7,196	7,794
Deferred taxes	8,154	7,901

Total Current Assets	265,691	260,384
Goodwill	312,949	307,166
Other Intangible Assets	14,807	15,769
Other Assets	11,184	10,216
Property, Plant and Equipment	283,145	278,504
Less accumulated depreciation	(147,787)	(138,797)

	135,358	139,707

TOTAL ASSETS	$739,989	$733,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$57,803	$61,540
Accrued expenses	91,979	93,035
Current portion of long-term debt	15,506	8,333

Total Current Liabilities	165,288	162,908
Long-Term Debt—Less Current Portion	170,276	173,369
Deferred Taxes	4,725	4,329
Other Long-Term Liabilities	79,156	80,298
Minority Interest	10,109	9,226
Shareholders’ Equity
Common stock	109,763	106,975
Retained earnings	192,747	194,530
Accumulated other comprehensive income	7,925	1,607

Total Shareholders’ Equity	310,435	303,112

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$739,989	$733,242

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Net sales	$157,584	$152,464	$435,669	$427,163
Cost of sales	106,548	101,529	296,861	287,681

Gross profit	51,036	50,935	138,808	139,482
SG&A expenses	41,732	40,929	116,721	114,938
Amortization expense	669	601	1,873	1,918
Other	944	0	6,743	1,378

Income before interest and income taxes	7,691	9,405	13,471	21,248
Interest expense	3,599	3,521	10,827	10,861

Income before income taxes and minority Interest	4,092	5,884	2,644	10,387
Income tax expense	1,514	2,060	979	3,636
Minority interest	464	10	1,041	478

Net income	$2,114	$3,814	$624	$6,273

Net income per share:
Basic	$0.14	$0.26	$0.04	$0.43

Diluted	$0.14	$0.26	$0.04	$0.43

Dividends per share:
Declared	$0.055	$0.055	$0.055	$0.055

Paid	$0.055	$0.055	$0.055	$0.055

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	May 31,
	2005	2004
Operating Activities:
Net income	$624	$6,273
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	13,409	14,525
Amortization	1,873	1,918
Stock compensation	173	312
Loss on sale of buildings	23	0
Changes in operating assets and liabilities:
Accounts receivable	6,901	(9,142)
Inventories	(8,964)	(3,972)
Accounts payable	(5,026)	3,470
Accrued expenses	(5,548)	(2,199)
Other	(1,032)	(3,430)

Net Cash and Cash Equivalents Provided by Operating Activities	2,433	7,755

Investing Activities:
Capital expenditures, net of nominal disposals	(14,586)	(7,322)
Proceeds from sale of buildings	8,130	0

Net Cash and Cash Equivalents Used by Investing Activities	(6,456)	(7,322)

Financing Activities:
Proceeds from debt borrowings	68,370	50,415
Payments of debt	(66,210)	(52,739)
Amended credit agreement fees	(262)	(1,078)
Proceeds from sale of common stock	2,615	1,376
Dividends paid	(2,407)	(2,285)

Net Cash and Cash Equivalents Provided (Used) by Financing Activities	2,106	(4,311)

Decrease in Cash and Cash Equivalents	(1,917)	(3,878)
Cash and Cash Equivalents at Beginning of Period	8,640	12,347

Cash and Cash Equivalents at End of Period	$6,723	$8,469

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 2005
(Unaudited)

NOTE 1—Preparation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“we” “our”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of May 31, 2005 and August 31, 2004, and the results of our operations for the three and nine month periods ended May 31, 2005 and May 31, 2004 and our cash flow for the nine month periods ended May 31, 2005 and May 31, 2004. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

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

In the second quarter of fiscal 2004, we recorded $1,378,000 of costs, $603,000 of which were for retirement payments, associated with the retirement of our former President and CEO. As of August 31, 2004 all costs except for a portion of the retirement payments were paid. Following is a progression of the liability for the remaining retirement payments:

(In thousands)
Liability at August 31, 2004	$213
Payments made	(195)
Change in estimate	0

Liability at May 31, 2005	$18

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

As a result of the restructuring activities, we recorded expenses of $1,237,000 in the third quarter of fiscal 2005. The expenses in the third quarter of fiscal 2005 were comprised of the following:

•	$635,000 of termination benefits related to headcount reductions.

•	$293,000 to write-down inventory related to discontinued product lines. The inventory charge is included in cost of sales.

•	$166,000 for equipment relocation and to write down equipment to net realizable value.

•	$143,000 of costs to prepare facilities for sale, relocate employees and other costs.

As a result of the restructuring activities, we expect to record costs totaling approximately $8,000,000. We recorded expenses of $7,774,000 in the first nine months of fiscal 2005 and expect to record the balance of the restructuring costs in the fourth quarter of fiscal 2005. The net costs in the first nine months of fiscal 2005 were comprised of the following:

•	$5,571,000 of termination benefits related to the aforementioned headcount reductions.

•	$1,031,000 to write-down inventory and $403,000 to write-off intangibles related to discontinued product lines. The inventory charge is included in cost of sales.

•	$323,000 to write-down to estimated net realizable value the Reactor Systems facility in Italy that we exited.

•	$263,000 for equipment relocation and to write down equipment to net realizable value.

•	$146,000 gain on the sale of the Unipac facility.

•	$329,000 of costs to prepare facilities for sale, relocate employees and other costs.

Following is a progression of the liability for termination benefits recorded in the first nine months of fiscal 2005:

(In thousands)
Liability recorded	$5,571
Payments made	(4,457)
Change in estimate	0

Liability at May 31, 2005	$1,114

The impact of this restructuring plan has been considered in our testing of goodwill for impairment, and no adjustments to the recorded value of goodwill were deemed necessary.

NOTE 3—Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine month period ended May 31, 2005, by operating segment, are as follows:

	Pharmaceutical	Energy	Industrial
	Segment	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2004	$184,643	$70,238	$52,285	$307,166
Goodwill acquired during the period	0	0	0	0
Translation adjustments and other	5,105	636	42	5,783

Balance as of May 31, 2005	$189,748	$70,874	$52,327	$312,949

Information regarding our other intangible assets is as follows:

	As of May 31, 2005			As of August 31, 2004
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and Trademarks	$9,468	$5,876	$3,592	$8,921	$5,492	$3,429
Non-compete Agreements	8,852	5,702	3,150	8,750	5,327	3,423
Financing Costs	8,854	6,679	2,175	8,592	5,629	2,963
Pension Intangible	4,643	0	4,643	4,643	0	4,643
Other	6,131	4,884	1,247	6,131	4,820	1,311

Total	$37,948	$23,141	$14,807	$37,037	$21,268	$15,769

NOTE 4—Net Income per Share

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Numerator:
Basic:
Net income	$2,114	$3,814	$624	$6,273
Effect of dilutive securities:
Convertible debt interest	480	480	1,440	1,440

Income attributable to diluted shares	$2,594	$4,294	$2,064	$7,713

Denominator:
Basic:
Weighted average shares	14,650	14,496	14,590	14,465
Effect of dilutive securities:
Convertible debt	1,778	1,778	1,778	1,778
Dilutive options and restricted shares	44	35	45	36

Diluted shares	16,472	16,309	16,413	16,279

Basic net income per share	$0.14	$0.26	$0.04	$0.43

Diluted net income per share-reported (a)	$0.14	$0.26	$0.04	$0.43

Diluted net income per share-computed (a)	$0.16	$0.26	$0.13	$0.47

(a)	For the three and nine month periods ended May 31, 2005, the computed diluted net income per share is $0.16 and $0.13, respectively. For the three and nine month periods ended May 31, 2004, the computed diluted net income per share is $0.26 and $0.47, respectively. However, diluted net income per share may not exceed basic net income per share. Therefore, the reported diluted net income per share for the three and nine month periods ended May 31, 2005 are $0.14 and $0.04, and the reported diluted net income per share for the three and nine month periods ended May 31, 2004 are $0.26 and $0.43, respectively.

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

Changes in our product warranty liability during the period are as follows:

Nine Months Ended
May 31, 2005
(In thousands)
Balance at beginning of the period	$8,330
Warranties issued during the period	1,307
Settlements made during the period	(1,133)
Translation adjustment impact	110

Balance at end of the period	$8,614

NOTE 6—Long-Term Debt

May 31, 2005
(In thousands)
Senior debt:
Revolving credit loan	$2,576
Senior notes	100,000
Other	20,377
10.00% subordinated notes	22,829
8.00% convertible subordinated notes	40,000

Total debt	185,782
Less current portion	15,506

Long-term debt	$170,276

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $100,000,000. All outstanding amounts under the Agreement are due and payable on October 7, 2006. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. At May 31, 2005 the weighted average interest rate for all amounts outstanding was 6.70%. Indebtedness under the Agreement is unsecured, except for guarantees by our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries.

We have $100,000,000 of Senior Notes (“Senior Notes”) issued in two series. Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and is due May 1, 2008, and Series B in the principal amount of $30,000,000 has an interest rate of 6.84% and is due May 1, 2010. Interest is payable semi-annually on May 1 and November 1.

The above agreements have certain restrictive covenants including limitations on cash dividends, treasury stock purchases and capital expenditures, and minimum requirements for interest coverage and leverage ratios. The amount of cash dividends and treasury stock purchases, other than in relation to stock option exercises, we may incur in each fiscal year is restricted to the greater of $3,500,000 or 50% of our consolidated net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year. Under this Agreement and other lines of credit, we could incur additional indebtedness of approximately $8,500,000 at May 31, 2005 based on our covenant position.

Our other debt primarily consists of unsecured non-U.S. bank lines of credit with interest rates ranging from 4.00% to 8.00%.

We have $22,829,000 of 10.00% Subordinated Notes (“Subordinated Notes”) denominated in euro with the former owner of Romaco. The Subordinated Notes are due on February 28, 2007 and interest is payable quarterly.

We have $40,000,000 of 8.00% Convertible Subordinated Notes Due 2008 (“8.00% Convertible Subordinated Notes”). The 8.00% Convertible Subordinated Notes are due on January 31, 2008, bear interest at 8.00%, payable semi-annually on March 1 and September 1 and are convertible into common stock at a rate of $22.50 per share. Holders may convert at any time until maturity. The 8.00% Convertible Subordinated Notes are currently redeemable at our option at a redemption price equal to 100% of the principal amount.

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

NOTE 7 — Retirement Benefits

Retirement and other postretirement plan costs are as follows:

Pension Benefits

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
	(In thousands)
Service cost	$1,058	$956	$3,174	$2,867
Interest cost	2,276	2,085	6,828	6,185
Expected return on plan assets	(1,819)	(1,634)	(5,457)	(4,872)
Amortization of prior service cost	130	97	390	317
Amortization of unrecognized losses	285	270	855	818

Net periodic benefit cost	$1,930	$1,774	$5,790	$5,315

Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
	(In thousands)
Service cost	$83	$79	$249	$236
Interest cost	435	416	1,305	1,245
Amortization of prior service cost	53	50	159	153
Amortization of unrecognized losses	180	172	540	519

Net periodic benefit cost	$751	$717	$2,253	$2,153

We estimate that the required employer contributions to our plans in fiscal 2005 will be approximately $10,500,000. The employer contributions to our plans in fiscal 2004 were $8,204,000.

NOTE 8—Income Taxes

The estimated annual effective tax rate was 37.0% for the three and nine month periods of fiscal 2005 and 35.0% for the three and nine month periods of fiscal 2004. The effective tax rate has increased in fiscal 2005 because we are unable to recognize the future tax benefits of net operating losses in Italy.

NOTE 9—Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
	(In thousands)
Net income, as reported	$2,114	$3,814	$624	$6,273

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	262	285	785	855

Pro forma net income (loss)	$1,852	$3,529	$(161)	$5,418

Income (Loss) per share:
Basic—as reported	$0.14	$0.26	$0.04	$0.43

Basic—pro forma	$0.13	$0.24	$(0.01)	$0.37

Diluted—as reported	$0.14	$0.26	$0.04	$0.43

Diluted—pro forma	$0.13	$0.24	$(0.01)	$0.37

NOTE 10—Comprehensive Income

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
		(In thousands)
Net income	$2,114	$3,814	$624	$6,273
Other comprehensive income (loss):
Foreign currency translation	(6,949)	(4,781)	6,318	12,859

Comprehensive income (loss)	$(4,835)	$(967)	$6,942	$19,132

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

NOTE 12—Business Segments

Sales and Income before Interest and Taxes (“EBIT”) by operating segment are presented in the following table.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
		(In thousands)
Unaffiliated customer sales:
Pharmaceutical	$88,886	$89,075	$242,242	$250,711
Industrial	32,088	32,725	94,831	92,286
Energy	36,610	30,664	98,596	84,166

Total	$157,584	$152,464	$435,669	$427,163

EBIT:
Pharmaceutical	$596	$3,875	$(5,355)	$7,509
Industrial	1,599	2,290	4,885	5,668
Energy	8,803	7,017	24,210	19,842
Corporate and eliminations	(3,307)	(3,777)	(10,269)	(11,771)

Total	$7,691	$9,405	$13,471	$21,248

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For our third quarter of fiscal 2005, ended May 31, 2005, our consolidated net sales were $157.6 million which was $5.1 million higher than the third quarter of fiscal 2004. The increase in sales is a result of changes in foreign currency exchange rates, principally the euro. For the fiscal 2005 third quarter, we recorded net income of $2.1 million versus net income of $3.8 million in the comparable prior year quarter. The reduction in our profits is primarily attributable to the restructuring of our Pharmaceutical segment and decreased gross margins as a result of intense competition in the Pharmaceutical segment. Our Energy business performed at record levels in the third quarter of fiscal 2005 and the outlook for our Energy segment remains solid.

On May 19, 2005, we announced that we were involved in preliminary discussions with other parties that may or may not lead to a significant disposition of our Romaco business unit in the Pharmaceutical sector and had hired an investment banker to assist us in those discussions. The discussions are continuing with a number of parties. No agreement has been reached with any party relating to the purchase of our Romaco business units and there can be no assurance that any such agreement can be concluded.

The following tables present the components of our consolidated income statement and segment information for the three and nine month periods of fiscal 2005 and 2004.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.6	66.6	68.1	67.3

Gross profit	32.4	33.4	31.9	32.7
SG&A expenses	26.5	26.8	26.8	26.9
Amortization	0.4	0.4	0.4	0.5
Other	0.6	0.0	1.6	0.3

EBIT	4.9%	6.2%	3.1%	5.0%

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2005	2004	2005	2004
	(In thousands, except %’s)
Segment
Pharmaceutical:
Sales	$88,886	$89,075	$242,242	$250,711
EBIT	596	3,875	(5,355)	7,509
EBIT %	0.7%	4.4%	(2.2)%	3.0%

Industrial:
Sales	$32,088	$32,725	$94,831	$92,286
EBIT	1,599	2,290	4,885	5,668
EBIT %	5.0%	7.0%	5.2%	6.1%

Energy:
Sales	$36,610	$30,664	$98,596	$84,166
EBIT	8,803	7,017	24,210	19,842
EBIT %	24.0%	22.9%	24.6%	23.6%

Impact of Restructuring Program

We announced a restructuring plan of our Pharmaceutical segment in October 2004. The restructuring plan was initiated to improve the profitability of the Pharmaceutical segment in light of the current worldwide economic conditions that were affecting this segment. The restructuring plan included the following:

•	Plant closures (one of two Reactor Systems facilities in Italy, a Reactor Systems facility in Mexico and the Unipac facility of Romaco in Italy).

•	Headcount reductions to support the Reactor Systems business reorganization and to bring the personnel costs in line with the current level of business.

•	Headcount reductions at Romaco with the Unipac integration into the Macofar facility and removal of duplicate administrative costs at other locations.

     The status of the restructuring activities is as follows:

•	The Unipac facility and the Reactor Systems facility in Italy have been sold. The Mexico facility will be closed soon and we are negotiating a contract for the sale of the facility.

•	The Reactor Systems headcount has been reduced by 125.

•	The Romaco headcount has been reduced by 106.

As a result of the restructuring activities, we expect to record costs totaling approximately $8.0 million. We recorded expenses of $7.8 million in the first nine months of fiscal 2005 and expect to record the balance of the restructuring costs in the fourth quarter of fiscal 2005. The net costs in the nine months of fiscal 2005 were comprised of the following:

•	$5.6 million of termination benefits related to the aforementioned headcount reductions.

•	$1.0 million to write-down inventory and $0.4 million to write-off intangibles related to discontinued product lines. The inventory charge is included in cost of sales.

•	$0.3 million to write-down to estimated net realizable value the Reactor Systems facility in Italy that we exited.

•	$0.3 million to relocate equipment and write down equipment to net realizable value.

•	$0.1 million gain on the sale of the Unipac facility.

•	$0.3 million of costs to prepare facilities for sale, relocate employees and other costs.

The total cash outlays in connection with the restructuring plan are estimated to be between $6.2 and $6.7 million. We believe that the restructuring plan will be substantially completed in the fourth quarter of fiscal 2005.

The sale of the Reactor Systems facility in Italy generated cash of $4.5 million in the third quarter, and the sale of the Unipac facility generated cash of $1.6 million in the second quarter. The Mexico facility that will be closed later in fiscal 2005 is owned by us and will be sold. We expect the facility sale to generate approximately $5.5 million of additional pretax cash proceeds, which exceeds the recorded book value of this facility by approximately $5.4 million. The facility is in excellent condition and is believed to be readily marketable, but we are unable to predict the specific timing of the sale of the facility.

Three months ended May 31, 2005

Net Sales

Consolidated net sales for the third quarter of fiscal 2005 were $157.6 million which was $5.1 million higher than net sales for the third quarter of fiscal 2004. The impact of changes in exchange rates caused sales to increase by $5.8 million; therefore, sales declined $0.7 million on a constant dollar basis.

The Pharmaceutical segment had sales of $88.9 million in the third quarter of fiscal 2005 compared with $89.1 million in the third quarter of fiscal 2004. The change in exchange rates, primarily the strengthening of the euro, increased the third quarter of fiscal 2005 sales by $4.6 million compared with the third quarter of fiscal 2004. Excluding the impact of exchange rates, the third quarter of fiscal 2005 sales decreased by $4.8 million, or 5.4%. Consolidation within the Pharmaceutical industry and weak economic conditions in Europe has caused excess production capacity in the Pharmaceutical industry. The purchase of capital equipment by these pharmaceutical companies has declined and new projects are being delayed. Orders for our Pharmaceutical segment decreased from $90.5 million in the third quarter of fiscal 2004 to $77.0 million in the third quarter of fiscal 2005. The decrease in orders is in our Reactor Systems and Romaco businesses that are in Europe. Backlog in this segment was $97.8 million May 31, 2005 compared with $85.7 million at August 31, 2004 and $111.5 million at May 31, 2004.

The Industrial segment had sales of $32.1 million in the third quarter of fiscal 2005 compared with $32.7 million in the third quarter of fiscal 2004. The decrease in sales is a result of weak market conditions in the wastewater treatment industry. Incoming orders in this segment were $35.1 million in the third quarter of fiscal 2005 compared with $34.8 million in the third quarter of fiscal 2004. Backlog in this segment was $27.1 million at the end of the third quarter of fiscal 2005 compared with $23.2 million at August 31, 2004.

The Energy segment had sales of $36.6 million in the third quarter of fiscal 2005 compared with $30.7 million in the third quarter of fiscal 2004. On a constant currency basis, sales increased by $5.0 million, or 16.3%. Our sales growth is principally outside the United States as worldwide oil and gas exploration activity continues to be very strong. Incoming orders in this segment increased to $35.7 million in the third quarter of fiscal 2005 compared with $29.2 million in the third quarter of fiscal 2004. Backlog increased to $8.1 million at the end of the third quarter of fiscal 2005 from $5.3 million at August 31, 2004 as a result of international orders that have longer lead times.

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

Consolidated EBIT for the third quarter of fiscal 2005 was $7.7 million compared with $9.4 million in the third quarter of fiscal 2004. Included in the current quarter’s EBIT are costs associated with the restructuring of our Pharmaceutical segment of $1.2 million. The remaining decline in EBIT is a result of lower gross margins in our Pharmaceutical segment caused by competitive pricing and underutilization of our production capacity.

The Pharmaceutical segment had EBIT of $0.6 million in the third quarter of fiscal 2005 compared with $3.9 million in the third quarter of fiscal 2004. The aforementioned $4.8 million decline in constant currency sales caused a $1.7 million reduction in EBIT. In addition, aggressive pricing in Europe and underutilization of our production facilities have caused a reduction in EBIT of $3.4 million in the third quarter, and we recorded restructuring costs of $1.2 million in the third quarter. Offsetting these items are realized cost savings of $3.0 million as a result of the restructuring programs.

The Industrial segment had EBIT of $1.6 million in the third quarter of fiscal 2005 compared with $2.3 million in the third quarter of fiscal 2004. The decrease in EBIT is more than would be expected from a sales decrease of $0.6 million in the quarter. The decreased sales caused a $0.2 million reduction in EBIT. In addition, the mix of products sold had a higher content of original equipment, and we incurred some under absorption of costs at our Moyno plant due to low order volumes.

The Energy segment had EBIT of $8.8 million in the third quarter of fiscal 2005 compared with $7.0 million in the third quarter of fiscal 2004, an increase of $1.8 million or 25.7%. The Energy segment EBIT increase was due to the sales volume increase mentioned above.

Interest Expense

Interest expense increased from $3.5 million in the third quarter of fiscal 2004 to $3.6 million in the third quarter of fiscal 2005. This was due to lower debt levels offset by higher interest rates.

Income Taxes

The effective tax rate is 37.0% in fiscal 2005 and was 35.0% in fiscal 2004. The effective tax rate has increased in fiscal 2005 because we are unable to recognize the future tax benefits of net operating losses in Italy.

Nine months ended May 31, 2005

Net Sales

Consolidated net sales for the first nine months of fiscal 2005 were $435.7 million which was $8.5 million higher than net sales for the first nine months of fiscal 2004. The impact of changes in exchange rates caused sales to increase by $15.1 million; therefore, sales declined $6.6 million on a constant dollar basis.

The Pharmaceutical segment had sales of $242.2 million for the nine month period ended May 31, 2005 compared with $250.7 million in the same period of fiscal 2004. The change in exchange rates increased the year to date fiscal 2005 sales by $12.4 million compared with year to date fiscal 2004 sales. Excluding the impact of exchange rates, the year to date fiscal 2005 sales decreased by $20.9 million or 8.3%. As mentioned earlier, consolidation within the Pharmaceutical industry and weak economic conditions in Europe continue to negatively impact sales. Orders for this segment decreased from $273.2 million in the first nine months of fiscal 2004 to $254.2 million in the first nine months of fiscal 2005. On a constant currency basis, the decrease in orders is $32.0 million or 11.7%. The decrease in orders is in our Romaco and Reactor Systems businesses in Europe.

The Industrial segment had sales of $94.8 million in the nine month period ended May 31, 2005 compared with $92.3 million in the comparable period of fiscal 2004. The increase in sales is a result of exchange rates ($0.7 million) and modestly improving market conditions in the chemical industry. Incoming orders in this segment were $99.0 million in the first nine months of fiscal 2005 compared with $97.7 million in the first nine months of fiscal 2004. While orders from the chemical industry have increased in fiscal 2005, orders from the municipal wastewater treatment have decreased.

The Energy segment had sales of $98.6 million in the first nine months of fiscal 2005 compared with $84.2 million in the first nine months of fiscal 2004. On a constant dollar basis, sales increased by $12.4 million or 14.7%. Our sales growth is principally outside the United States as worldwide oil and gas exploration activity continues to be very strong. Incoming orders in this segment increased to $101.4 million in the first nine months of fiscal 2005 compared with $86.5 million in the first nine of fiscal 2004.

Earnings Before Interest and Income Taxes (EBIT)

Consolidated EBIT for the nine months ended May 31, 2005 was $13.5 million compared with $21.2 million in nine month period ended May 31, 2004. Included in the current year’s EBIT are restructuring costs of $7.8 million, while the first nine months of fiscal 2004 has costs of $1.4 million related to the retirement of our former CEO.

The Pharmaceutical segment had EBIT of negative $5.4 million for the first nine months of fiscal 2005 compared with positive $7.5 million for the first nine months of fiscal 2004. The aforementioned $20.9 million decline in constant currency sales caused a $7.3 million reduction in EBIT. In addition, aggressive competitive pricing in Europe and underutilization of our production capacity has caused a reduction in EBIT of $4.1 million in the first nine months of fiscal 2005. We also recorded restructuring costs of $7.5 million in the first nine months of fiscal 2005. Offsetting these items are realized cost savings of $6.0 million as a result of the restructuring programs.

The Industrial segment had EBIT of $4.9 million in the nine month period ended May 31, 2005 compared with $5.7 million in the first nine months of fiscal 2004. Sales in this segment on a constant currency basis increased by $1.8 million resulting in an increased EBIT of $0.5 million. Offsetting this were slightly lower gross margins on large project business, higher production costs at Moyno due to union contract negotiations and underutilization of production capacity. We also incurred a loss on the sale of a facility of $0.2 million.

The Energy segment had EBIT of $24.2 million in the first nine months of fiscal 2005 compared with $19.8 million in the first nine months of fiscal 2004, an increase of $4.4 million or 22.2%. The Energy segment EBIT increase was due to the sales volume increase.

Interest Expense

Interest expense of $10.8 million in the first nine months of fiscal 2005 was consistent with the first nine months of fiscal 2004. This is due to slightly lower debt levels on a year to date basis, offset by higher interest rates.

Income Taxes

The effective tax rate is 37.0% in fiscal 2005 and 35.0% in fiscal 2004. The effective tax rate has increased in fiscal 2005 because we are unable to recognize the future tax benefits of net operating losses in Italy.

Liquidity and Capital Resources

Operating Activities

In the first nine months of fiscal 2005, our cash flow provided by operations was $2.4 million compared with cash flow provided by operations of $7.8 million in the first nine months of fiscal 2004. The lower cash flow from operations is a result of the aforementioned restructuring charges.

We expect our fiscal 2005 operating cash flow to be adequate to fund the fiscal year 2005 operating needs, scheduled debt service, shareholder dividend requirements and the remaining $5.5 million of planned capital expenditures. Our planned capital expenditures are related to additional production capacity in China, cost reductions and replacement items.

Investing Activities

Our capital expenditures were $14.6 million in the first nine months of fiscal 2005, up from $7.3 million in the first nine months of fiscal 2004. The increase in capital spending is primarily for additional production capacity in China. During the second quarter of fiscal 2005, we sold our Unipac facility in Italy and an underutilized building in our Corrosion Resistant product platform and during the third quarter we sold a Reactor Systems facility in Italy. The Unipac product line has been moved to one of our other facilities in Italy. The cash proceeds from the building sales were $8.1 million.

Financing Activities

In December 2004, we paid off $3.2 million of our 10.0% Subordinated Notes. In November 2004, we paid $0.3 million to amend our credit agreement. The amendment modified certain financial covenants so that the aforementioned restructuring of our Pharmaceutical segment could be accomplished as planned.

Credit Agreement

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $100.0 million. All outstanding amounts under the Agreement are due and payable on October 7, 2006. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. At May 31, 2005, the weighted average interest rate for all amounts outstanding was 6.70%. Indebtedness under the Agreement is unsecured, except for guarantees by our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. Under this Agreement and other lines of credit, we have $97.4 million of unused borrowing capacity. However, due to our financial covenants and outstanding standby letters of credit, we could only incur additional indebtedness of $8.5 million at May 31, 2005. We have $25.6 million of standby letters of credit outstanding at May 31, 2005. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors.

Following is information regarding our long-term contractual obligations and other commitments outstanding as of May 31, 2005:

	Payments Due by Period
			Two to
Long-term contractual		One year	three	Four to	After five
obligations	Total	or less	years	five years	years
	(In thousands)
Long-term debt	$185,782	$15,506	$136,705	$31,000	$2,571
Capital lease obligations	0	0	0	0	0
Operating leases (1)	20,000	4,500	6,800	3,400	5,300
Unconditional purchase obligations	0	0	0	0	0

Total contractual cash obligations	$205,782	$20,006	$143,505	$34,400	$7,871

(1)	Operating leases are estimated as of May 31, 2005 and consist primarily of building and equipment leases.

	Amount of Commitment Expiration Per Period
			Two to
Other commercial		One year	three	Four to	After five
commitments	Total	or less	years	five years	years
	(In thousands)
Lines of credit	$0	$0	$0	$0	$0
Standby letters of credit	25,582	25,582	0	0	0
Guarantees	0	0	0	0	0
Standby repurchase obligations	0	0	0	0	0
Other commercial commitments	265	212	53	0	0

Total commercial commitments	$25,847	$25,794	$53	$0	$0

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In our normal operations we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended May 31, 2005. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August, 31, 2004

Item 4. Controls and Procedures.

Based on a recent evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in timely alerting them to information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended May 31, 2005 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Part II—Other Information

Item 5. Other Information.

(b) The Board of Directors of the Company has fixed the time and date of the next Annual Meeting of Shareholders at 11:00 a.m., on Wednesday, January 11, 2006. If a shareholder intends to submit a proposal for inclusion in the Company’s proxy statement and form of proxy for the next Annual Meeting of Shareholders to be held on January 11, 2006, the Company must receive the proposal at 1400 Kettering Tower, Dayton, Ohio 45423, Attention: Corporate Secretary, on or before August 11, 2005.

The Company’s Code of Regulations, which is available upon request to the Corporate Secretary, provides that nominations for director may only be made by the Board of Directors (or an authorized board committee) or a shareholder entitled to vote who sends notice of the nomination to the Corporate Secretary not fewer than 50 days nor more than 75 days prior to the meeting date. Such notice is required to contain certain information specified in the Company’s Code of Regulations. For a nominee of a shareholder to be eligible for election a the next Annual Meeting to be held on January 11, 2006, the shareholder’s notice of nomination must be received by the Corporate Secretary between October 28, 2005 and November 22, 2005. This advance notice period is intended to allow all shareholders to have an opportunity to consider nominees expected to be considered at the meeting.

All submissions to, or requests from, the Corporate Secretary should be sent to Robbins & Myers, Inc., 1400 Kettering Tower, Dayton, Ohio 45423.

Item 6. Exhibits.

            a) Exhibits – see INDEX TO EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.

DATE:	July 8, 2005	BY	/s/ Kevin J. Brown

Kevin J. Brown

Vice President and Chief Financial Officer

(Principal Financial Officer)

DATE:	July 8, 2005	BY	/s/ Thomas J. Schockman

Thomas J. Schockman

Corporate Controller

(Principal Accounting Officer)

INDEX TO EXHIBITS

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1 Rule 13a-14(a) CEO Certification	(F)

	31.2 Rule 13a-14(a) CFO Certification	(F)

(32)	SECTION 1350 CERTIFICATIONS

	32.1 Section 1350 CEO Certification	(F)

	32.2 Section 1350 CFO Certification	(F)

“F”  Filed herewith