Form 10-K
period 2005-08-31
ROBBINS & MYERS INC
filed 2005-11-29
CIK 84290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 0-288
ROBBINS & MYERS, INC.
(Exact name of Registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of incorporation)	(I.R.S. employer identification number)

1400 Kettering Tower, Dayton, Ohio	45423

(Address of principal executive offices)	(Zip Code)
(937) 222-2610
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

(1) Common Shares, without par value	New York

(2) 8.00 % Convertible Subordinated Notes, Due 2008	New York
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of Common Shares, without par value, outstanding at October 15, 2005	14,673,718

Aggregate market value of Common Shares, without par value, held by non-affiliates of the Company at February 28, 2005 (the last business day of the Company’s second fiscal quarter)	$275,780,328
DOCUMENT INCORPORATED BY REFERENCE
Robbins & Myers, Inc., Proxy Statement for its Annual Meeting of Shareholders on January 11, 2006; definitive copies of the foregoing will be filed with the Commission within 120 days of the Company’s most recently completed fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

Introductory Note — Restatement
In this Annual Report on Form 10-K, Robbins & Myers, Inc. has restated its Consolidated Financial Statements for fiscal years ended August 31, 2004 and 2003, previously reported quarterly financial data for each of the quarters within fiscal 2005 and 2004 and selected financial data for fiscal years 2002 and 2001 (the Restatement). The determination to restate these financial statements and selected financial data was made by our management in consultation with the Audit Committee on November 10, 2005, as a result of errors in tax expense related to (i) the improper accounting for the tax benefits created from the utilization of operating loss carryforwards that existed prior to the acquisition of Romaco in 2001 and (ii) the understatement of future tax benefits primarily from intercompany transactions impacting several taxing jurisdictions. Our Audit Committee discussed these matters with our independent registered public accounting firm. These errors were largely identified through the operation of our internal controls over financial reporting. The determination to restate these Consolidated Financial Statements was made as a result of our assessment that these tax items would be considered material to the Consolidated Financial Statements for the full fiscal year and previously reported quarters of fiscal 2005. The Restatement increased our fiscal 2004 net income by $1.9 million, or $0.13 per diluted share, and increased our fiscal 2003 net income by $0.3 million, or $0.02 per diluted share.
The Restatement has an immaterial effect on our Consolidated Balance Sheets at the end of each of the restated periods and has no effect on revenues, income before income taxes, or cash flow from operating, investing or financing activities. The following tables set forth the effects of the Restatement on our previously reported Consolidated Statement of Operations for fiscal 2004 and 2003 and the affected quarters of fiscal 2005 and fiscal 2004 (in thousands, except per share amounts):

	Twelve Months Ended
	August 31,
	2004	2003
Decrease in income tax expense from adjustments	$1,878	$255

Net income as previously reported	9,770	14,368

Net income as restated	$11,648	$14,623

Net income per share as previously reported:
Basic	$0.67	$1.00

Diluted	$0.67	$1.00

Net income per share as restated:
Basic	$0.80	$1.02

Diluted	$0.80	$1.02

	Fiscal 2005
	First	Second	Third
	Quarter	Quarter	Quarter
Decrease (Increase) in income tax expense from adjustments	$1,674	$(1,004)	$(1,891)

Net (loss) income as previously reported	(2,545)	1,055	2,114

Net (loss) income as restated	$(871)	$51	$223

Net (loss) income per share as previously reported:
Basic	$(0.18)	$0.07	$0.14

Diluted	$(0.18)	$0.07	$0.14

Net (loss) income per share as restated:
Basic	$0.06	$0.00	$0.02

Diluted	$0.06	$0.00	$0.02

	Fiscal 2004
					Year
					Ended
	First	Second	Third	Fourth	August 31,
	Quarter	Quarter	Quarter	Quarter	2004
Decrease in income tax expense from adjustments	$411	$120	$695	$652	$1,878

Net income as previously reported	2,139	320	3,814	3,497	9,770

Net income as restated	$2,550	$440	$4,509	$4,149	$11,648

Net income per share as previously reported:
Basic	$0.15	$0.02	$0.26	$0.24	$0.67

Diluted	$0.15	$0.02	$0.26	$0.24	$0.67

Net income per share as restated:
Basic	$0.18	$0.03	$0.31	$0.29	$0.80

Diluted	$0.18	$0.03	$0.31	$0.28	$0.80

ITEM 1. BUSINESS
OVERVIEW
Robbins & Myers, Inc. is an Ohio corporation. As used in this report, the terms “Company,” “we,” “our,” or “us” mean Robbins & Myers, Inc. and its subsidiaries unless the context indicates another meaning. We are a leading designer, manufacturer and marketer of highly-engineered, application-critical equipment and systems for the pharmaceutical, energy and industrial markets worldwide. Our principal brand names — Pfaudler®, Moyno®, Chemineer®, Laetus®, FrymaKoruma®, Siebler®, Hapa® and Hercules® — hold the number one or two market share position in the niche markets they serve. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. Our fiscal 2005 sales were approximately $605 million, and no one customer accounted for more than 5% of these sales.
Our business consists of three market-focused segments: Pharmaceutical, Energy and Industrial.
Pharmaceutical. Our Pharmaceutical business segment includes our Reactor Systems and Romaco product lines and is focused primarily on the pharmaceutical and healthcare industries. Our Reactor Systems product line designs, manufacturers and markets primary processing equipment and engineered systems and we believe has the leading worldwide position in glass-lined reactors and storage vessels. Our Romaco product line designs, manufacturers and markets secondary processing, dosing, filling, printing and security equipment. Several of our Romaco brands hold the number one or two worldwide position in the niche markets they serve. Major customers of our pharmaceutical segment include Bayer, GlaxoSmithKline, Merck, Novartis and Pfizer.
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
Industrial. Our Industrial business segment is comprised of our Moyno, Tarby, Chemineer and Edlon product lines, which design, manufacture and market products that are used in specialty chemical, wastewater treatment and a variety of other industrial applications. Our Moyno and Tarby businesses manufacture pumps that utilize progressing cavity technology to provide fluids-handling solutions for a wide range of applications involving the flow of viscous, abrasive and solid-laden slurries and sludges. Our Chemineer business manufactures high-quality standard and customized fluid-agitation equipment and systems. Our Edlon business manufactures customized fluoropolymer-lined fittings, vessels and accessories. Our industrial segment has a highly diversified customer base and sells its products to over 3,500 customers worldwide.
Information concerning our sales, income before interest and income taxes (“EBIT”), identifiable assets by segment, and sales and identifiable assets by geographic area for the years ended August 31, 2005, 2004 and 2003 is set forth in Note 13 to the Consolidated Financial Statements included at Item 8 and is incorporated herein by reference.
Pharmaceutical Business Segment
Our Pharmaceutical business segment, which includes our Reactor Systems and Romaco product lines, primarily serves the pharmaceutical, healthcare, nutriceutical and fine chemicals markets. We believe that long term our Pharmaceutical business segment will benefit from high levels of capital expenditures within these industries. We expect the need for new and enhanced processing equipment will be driven by numerous factors, including the accelerating pace of the drug discovery process, the cost advantages of pharmaceuticals over alternative forms of treatment, the aging of the population, the increasing availability of generic drugs due to the expiration of patents, the impact of increasing direct-to-consumer advertising by pharmaceutical manufacturers, the growing demand for nutriceutical products and escalating healthcare expenditures in emerging markets.

Reactor Systems
Our Reactor Systems product line, which includes our Pfaudler and TyconTechnoglass brands, designs, manufactures and markets glass-lined reactor and storage vessels, engineered systems, mixing systems and accessories, including instrumentation and piping. This equipment is principally used in the primary processing of pharmaceuticals and fine chemicals. A reactor system performs critical functions in batch processing by providing a pressure- and temperature-controlled agitation environment for the often complex chemical reactions necessary to process pharmaceuticals and fine chemicals.
To produce a reactor, we fabricate a specialized steel vessel, which may include an outer jacket for a heating and cooling system, and line the vessel with glass by bonding the glass to the inside steel surface. Application-specific glasses are bonded with the inner steel surface of the vessel to provide an inert and corrosion-resistant surface.
Our Reactor Systems business sells reactor vessels with capacities up to 15,000 gallons, which are generally both custom ordered and designed, and are often equipped with accessories, such as drives, glass-lined agitators, baffles and in vessel instrumentation. We also sell these vessels as part of an engineered system. Using our application engineering expertise and our understanding of our customers’ requirements, we are able to engineer and produce a complete modular system comprised of heating and cooling systems and reactor overheads, which may be installed at the customer’s facility or delivered to the customer as a skid-mounted system. Additionally, we manufacture and sell glass-lined storage vessels with capacities up to 30,000 gallons, primarily to the same customers that use glass-lined reactor systems.
Sales, Marketing and Distribution. We primarily market and sell Pfaudler and TyconTechnoglass equipment and systems through our direct sales force, which includes approximately 10 direct sales employees in the U.S. and 20 outside the U.S.(excluding China and India), who are supported by numerous other personnel including our application engineers. We also have approximately 30 manufacturers’ representatives in the marketing of reactor systems equipment. We are focused on continuing to develop preferred supplier relationships with major pharmaceutical companies and chemical manufacturers as they continue to expand their production operations in emerging markets and seek to limit the number of suppliers that service their needs worldwide.
Aftermarket Sales. Aftermarket products and services, which include field service, replacement parts, accessories and reconditioning of glass-lined vessels, are an important part of our Reactor Systems product line. Glass-lined vessels require regular maintenance and care because they are subjected to harsh operating conditions, and there is often a need to maintain a high-purity processing environment. Our aftermarket capabilities take advantage of our large installed base of Pfaudler glass-lined vessels and meet the needs of our customers, who are increasingly inclined to outsource various maintenance and service functions.
We service our own and competitors’ equipment from our various facilities and have two units dedicated to serving the aftermarket — Glasteel Parts and Service (GPS) and Chemical Reactor Services (CRS). GPS and CRS are the leading providers of aftermarket services for glass-lined equipment in the U.S. and in Europe, respectively. Through our joint venture, Universal Glasteel Equipment, we refurbish and sell used, glass-lined vessels.
Markets and Competition. We believe we have the number one worldwide market position for quality glass-lined reactors and storage vessels, representing a global market share in excess of 50%. Our Pfaudler brand has the leading market share in glass-lined reactors and vessels, as well as the largest installed base in most of the countries in which Pfaudler operates, including Germany, Mexico, Brazil, India, UK and the U.S. Our TyconTechnoglass brand has the leading market share in Italy and significant project business globally. Our Pfaudler and TyconTechnoglass brands compete principally with DeDeitrich, a French company, in all world markets except Japan, China and India.
Romaco
Romaco designs, manufactures and markets secondary processing, dosing, filling, printing and security equipment used by the pharmaceutical, healthcare, nutraceuticals and cosmetics industries. The principal brand names in our Romaco business are Laetus, FrymaKoruma, Hapa and Siebler.
Romaco equipment and systems are used in:

•	secondary processing of pharmaceuticals and cosmetic liquids, solids, creams and powders;

•	dosing, filling and sealing of vials, capsules, tubes, bottles and blisters, as well as customized packaging; and

•	high quality and high security on demand printing lines and robust, reliable packaging inspection systems.
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
Sales, Marketing and Distribution. We distribute Romaco products through our distribution network, which currently includes 16 sales and service centers around the world. In the geographic areas served by these centers, we sell directly to end users through our own sales force. We use manufacturers’ representatives to cover territories that are not effectively covered by our direct sales network.
Aftermarket Sales. Aftermarket sales of our Romaco business were approximately $51 million in fiscal 2005, or 30% of Romaco’s total sales. Included in these aftermarket sales are certain proprietary consumables, such as inks and labels.
Markets and Competition. Romaco has a large installed base of equipment in Europe, where it has its greatest market share, a strong presence in Latin America and a smaller presence in the U.S. and Asia. We believe there are opportunities in the U.S. and Asia to effectively introduce Romaco products to customers to grow these markets. We believe Romaco is one of the top five worldwide manufacturers of the type of pharmaceutical equipment it provides; however, the market is fragmented with many competitors, none of which is dominant. Given the fragmented nature of the industry, we believe there are strategic opportunities to expand our market share through technological innovation and flexible response to new market requirements and product applications.
Energy Business Segment
Our energy business designs, manufactures and markets a variety of specialized equipment and systems used in oil and gas exploration and recovery. Our equipment and systems are used at the wellhead and in subsurface drilling and production and include:
•	down hole hydraulic drilling power sections and progressing cavity pumps, which we market under our Moyno brand name;

•	tubing wear prevention equipment, such as rod guides and rod and tubing rotators marketed under New Era and Rodec;

•	a broad line of ancillary equipment used at the wellhead, marketed under Hercules; and

•	pipeline closure products and valves, which we market under Yale, Sentry, and Hercules brand names.
Down hole hydraulic drilling power sections are used to drive the drill bit in horizontal and directional drilling applications, often drilling multiple wells from a single location. Down-hole pumps are used primarily to lift crude oil to the surface where there is insufficient natural formation pressure and for dewatering (coal bed methane) gas wells. The largest oil and natural gas recovery markets that benefit from using our progressing cavity down-hole pumps are in Canada, the U.S., Venezuela, Indonesia and Kazakhstan. Rod guides are placed on down-hole sucker rods which are used in conjunction with artificial lift systems. Rod guides can protect the rods and the production tubing from damage during operation and could enhance the flow of fluid to the surface. Tubing rotator products are an effective way of evenly distributing production tubing wear. Wellhead products are used at the wellhead to control wellhead pressure and the flow of oil, gas and other material from the well. Pipeline closure products are used in oil and gas pipelines to allow access to a pipeline at selected intervals for inspection and cleaning. Principal brands of our energy segment include Moyno, Yale, Sentry, New Era and Hercules.

Sales, Marketing and Distribution. We sell our hydraulic drilling power sections directly to oilfield service companies and OEM’s through our global sales team coordinated out of our office near Houston, Texas. We sell our tubing wear prevention products and certain wellhead equipment in the U.S. and Canada through major national distributors as well as our service centers in key oilfield locations. We currently operate eight service centers in the U.S. and five service centers in Alberta, Canada. We sell down-hole pumps in the U.S. and Canada direct and through two major national distributors. In Venezuela, Kazakhstan and Indonesia we sell our down-hole pumps direct through our service centers; and in the Middle East we work with several agents and distributors. We sell wellhead and closure products through distributors and manufacturer representatives.
Aftermarket Sales. Aftermarket sales in our energy business consist principally of the relining of stators and the refurbishment of rotors. However, replacement items, such as power sections and down-hole pump rotors and rod guides, which wear out after regular usage, are complete products and are not identifiable by us as aftermarket sales.
Markets and Competition. Our energy business is the leading independent manufacturer of hydraulic drilling power sections worldwide. We are also the leading manufacturer of rod guides, wellhead components and pipeline closure products and the second leading manufacturer of down-hole progressing cavity pumps. While the oil and gas exploration and recovery equipment marketplace is highly fragmented, we believe that, with our leading brands and products, we are effectively positioned as a full-line supplier with the capability to provide customers with complete system sourcing.
Oil and gas service companies use the most advanced technologies available in the exploration and recovery of oil and gas. Accordingly, new product innovation and manufacturing technologies are critical to our business. We continually develop new elastomer compounds for use in our power sections and down-hole pumps that allow drilling and recovery operations to be conducted in deeper formations and under more adverse conditions. We are also focused on innovations that reduce downtime in drilling and production activities for end-users of our equipment who incur high costs for any downtime. In addition, we regularly introduce new wellhead equipment, pipeline (closure) products and rod guide designs and materials to improve the reliability and efficiency of these product offerings.
Industrial Business Segment
Our industrial business segment is comprised of our Moyno, Tarby, Chemineer and Edlon product lines, which design, manufacture and market products that are used in specialty chemical, wastewater treatment and a variety of other industrial applications. Our industrial businesses have strong brand names and market share and maintain strict operating discipline.
Moyno and Tarby
Our Moyno and Tarby product lines design, manufacture and market progressing cavity pumps and related products such as grinders for use in the wastewater treatment, specialty chemical, food and beverage, pulp and paper and general industrial markets. Prices range from several hundred dollars for small pumps to several thousands for large pumps, such as those used in wastewater treatment applications.
Progressing cavity technology utilizes a motor-driven, high-strength, single or multi-helix rotor within an elastomer-lined stator. The spaces between the helixes create continual cavities, which enable the fluid to move from the suction end to the discharge end. The continuous seal creates positive displacement and an even flow regardless of the speed of the application. Progressing cavity pumps are versatile as they can be positioned at any angle and can deliver flow in either direction without modification or accessories. Since progressing cavity pumps have no valves, they are able to efficiently handle fluids ranging from high-pressure water and shear-sensitive materials to heavy, viscous, abrasive and solid-laden slurries and sludge in municipal wastewater treatment operations.
Sales, Marketing and Distribution. We sell our pumps through approximately 35 U.S. and 30 non-U.S. distributors and approximately 25 U.S. and 15 non-U.S. manufacturers’ representatives. These networks are managed by five regional sales offices in the U.S. and offices in the U.K., Mexico, China and Singapore.
Markets and Competition. Moyno has a large installed base and a dominant market share in progressing cavity pumps in the U.S. and Canada but a smaller presence in Europe and Asia. While we believe Moyno is the North

American leader in the manufacture of progressing cavity pumps, the worldwide market is highly competitive and includes several competitors, none of which is dominant. In addition, there are several other types of positive displacement pumps, including gear, lobe and air-operated diaphragm pumps that compete with progressing cavity pumps in certain applications.
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
Edlon
Edlon manufactures and markets, fluoropolymer coated and lined vessels for process equipment, fluoropolymer roll covers for paper machines and glass-lined reactor systems accessories. Edlon’s products are used principally in the specialty chemical, pharmaceutical and semiconductor markets to provide corrosion protection and high-purity fluid assurance and in the paper industry for release applications. Edlon has introduced newly designed storage tanks for de-ionized water and ultra-pure chemicals and expanded the range of products it sells to chip producers and wafer manufacturers in the semiconductor industry.
Sales, Marketing and Distribution. We sell our Edlon products in the U.S. primarily through our direct sales force and sales representatives. Outside the U.S., we sell our Edlon products through sales representatives, except in the U.K. where we sell our products through our direct sales force.
Markets and Competition. Edlon primarily competes by offering highly engineered products and products made for special needs, which are not readily supplied by competitors. Edlon is able to compete effectively based on its extensive knowledge and application expertise with fluoropolymers.
BACKLOG
Our order backlog was $116.5 million at August 31, 2005 compared with $114.3 million at August 31, 2004. We expect to ship substantially all of our backlog during the next 12 months.

CUSTOMERS
Sales are not concentrated with any customer, as no customer represented more than 5% of sales in fiscal 2005, 2004 or 2003.
RAW MATERIALS
Raw materials are purchased from various vendors that generally are located in the same country as our facility using the raw materials. Because of high global demand for steel, the costs have increased significantly in 2005. However, the supply of steel and other raw materials and components has been adequate and available without significant delivery delays. No events are known or anticipated that would change the availability of raw materials. No one supplier provides more than 5% of our raw materials.
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
During fiscal 2005, we spent approximately $8.7 million on research and development activities compared with $6.7 million in fiscal 2004 and $6.4 million in fiscal 2003.
Compliance with federal, state and local laws regulating the discharge of materials into the environment is not anticipated to have any material effect upon our capital expenditures, earnings or competitive position.
At August 31, 2005, we had 3,585 employees, which included approximately 540 at majority-owned joint ventures. Approximately 615 of these employees were covered by collective bargaining agreements at various locations. The labor agreement with the employees of Chemineer’s principal manufacturing facility extends to March of 2007. The labor agreement with the employees of Pfaudler’s facility in Rochester, New York extends to September 2007. The labor agreement with the employees of Moyno’s principal manufacturing facility extends to February 2007. The Company considers labor relations at each of its locations to be good.
CERTIFICATIONS
Peter C. Wallace, our President and Chief Executive Officer, certified to the New York Stock Exchange on November 18, 2005 that, as of that date, he was not aware of any violation by the Company of the NYSE’s Corporate Governance Listing Standards. We have filed with the SEC the certifications of Mr. Wallace and Kevin J. Brown, our Chief Financial Officer, that are required by Section 302 of the Sarbanes-Oxley Act of 2002 relating to the financial statements and disclosures contained in our Annual Report on Form 10-K for the year ended August 31, 2005.
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

	Square		Products Manufactured or
Location	Footage		Other Use of Facility

North and South America:
Rochester, New York	500,000		Reactor Systems
Springfield, Ohio	275,000		Industrial Pump Products
Dayton, Ohio	160,000		Industrial Mixers
Borger, Texas	115,000		Wellhead products for Energy Systems
Willis, Texas	110,000		Down-hole pumps and power sections for Energy Systems
Mexico City, Mexico	110,000		Reactor Systems, Industrial Pumps and Industrial Mixers
Taubate, Brazil	100,000		Reactor Systems
Tomball, Texas	75,000		Valves and closures for Energy Systems
Charleston, West Virginia	63,000		Corrosion Resistant Products
Avondale, Pennsylvania	50,000		Corrosion-Resistant Products
North Andover, Massachusetts	30,000	(1)	Industrial Mixers
San Jose Dos Campos, Brazil	30,000		Reactor Systems
Edmonton, Alberta, Canada	25,000 to	(2)	Energy Systems, including two service centers
2 plants	30,000 each	(1)
Pequannock, New Jersey	62,000	(1)	Index equipment
Maracaibo, Venezuela	10,000		Energy Systems and rod guide products
El Tigre, Venezuela	10,000		Energy Systems pump and rod guide products

Europe:
Schwetzingen, Germany	400,000		Reactor Systems
Leven, Scotland	240,000		Reactor Systems and Corrosion-Resistant Products
San Donà di Piave, Italy	90,000		Reactor Systems
Derby, England	20,000	(1)	Industrial Mixers
Petit-Rechain, Belgium	15,000		Power sections for Energy Systems
Bolton, England	24,000		Reactor Systems
Southampton, England	10,000	(1)	Industrial Pump Products
Campbridgeshire, England	8,500		Distribution Center-Romaco Products
D’Agen, France	15,000	(1)	Manufacture of Pharma Modules
Alsbach — Hahnlein, Germany	21,000		Laetus equipment
Remschingen, Germany	61,000	(1)	Siebler equipment
Karlsruhe, Germany	47,000		Noack equipment
Neuenburg, Germany	70,000		Frymakoruma equipment
Bologna, Italy	44,000	(1)	Macofar equipment
Bologna, Italy	11,000	(1)	Promatic equipment
Lucca, Italy	52,000		Zanchetta equipment
Volketswil, Switzerland	50,000	(1)	HAPA equipment
Rheinfelden, Switzerland	115,000		Frymakoruma equipment

	Square		Products Manufactured or
Location	Footage		Other Use of Facility

Australia:
Tingalpa, Brisbane	24,000	(1)	Bosspak equipment

Asia:
Dalian, China	50,000	(5)	Industrial Pump products
Gujurat, India	350,000	(3)	Reactor Systems
Suzhou, China	150,000	(4)	Reactor Systems
Suzhou, China	167,000		Reactor Systems and other R&M products
Singapore	5,000	(1)	Industrial Pump products

(1)	Leased facility.

(2)	R&M Energy Systems also operates an additional 13 (8 U.S., 5 Canada) Service Centers, primarily in leased facilities between 5,000 and 10,000 square feet each. These locations are in the oil producing regions of the U.S. and Canada and manufacture rod guides and distribute other of the Company’s Energy Systems products. Locations are: Bakersfield, California (2), Oklahoma City, Oklahoma, Odessa, Texas, Casper, Wyoming, Williston, North Dakota, Wooster, Ohio, Trinidad, Colorado and in Alberta, Canada — Brooks, Elk Point, Provost, Hardisty and Lloydminster.

(3)	Facility of a 51% owned subsidiary.

(4)	Facility of a 76% owned subsidiary.

(5)	Facility of a 60% owned subsidiary.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Executive Officers of the Registrant
Peter C. Wallace, age 51, has been President and Chief Executive Officer of the Company since July 12, 2004. From October 2001 to July 2004, Mr. Wallace was President and CEO of IMI Norgren Group (sophisticated motion and fluid control systems for original equipment manufacturers). He was employed by Rexnord Corporation (power transmission and conveying components) for 25 years serving as President and Group Chief Executive from 1998 until October 2001 and holding a variety of senior sales, marketing, and international positions prior thereto.
Kevin J. Brown, age 47, has been our Vice President and Chief Financial Officer since January 2000. Previously, he was our Controller and Chief Accounting Officer since December 1995. Prior to joining us, he was employed by the accounting firm of Ernst & Young LLP for 15 years.
Saeid Rahimian, age 47, has been a President, Fluid Management, since September 2005. He was Group Vice President and President of our Reactor Systems business from May 2004 to September 2005. He has also been President of our R&M Energy Systems business since 1998.
John R. Beatty, age 53, has been our Vice President, Human Resources since March 2004. From 1996 to 2004, he was Vice President, Human Resources for DT Industries, Inc., and prior to 1996, he was Director of Human Resources for Rockwell Software Inc., a subsidiary of Rockwell Inc.
Thomas J. Schockman, age 41, has been our Corporate Controller and Chief Accounting Officer since March 2000. Prior to joining us, he was employed as Controller at Spinnaker Coating, Inc. for three years and, prior to that, with the accounting firm of Ernst & Young LLP for ten years.
Joseph M. Rigot, age 62, has been our Secretary and General Counsel since 1990. He has been a partner with the law firm of Thompson Hine LLP, Dayton, Ohio for over 15 years.
The term of office of our executive officers is until the next Annual Meeting of Directors (January 11, 2006) or until their respective successors are elected.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(A) Our common shares trade on the New York Stock Exchange under the symbol RBN. The prices presented in the following table are the high and low closing prices for the common shares for the periods presented.

			Dividends
	High	Low	Paid
Fiscal 2005
1st Quarter	$24.42	$18.98	$0.055
2nd Quarter	24.47	21.69	0.055
3rd Quarter	24.00	21.13	0.055
4th Quarter	24.40	21.14	0.055

Fiscal 2004
1st Quarter	$23.38	$20.49	$0.055
2nd Quarter	22.45	18.70	0.055
3rd Quarter	22.95	19.55	0.055
4th Quarter	22.55	17.32	0.055
(B) As of October 15, 2005, we had 403 shareholders of record.
(C) Dividends paid on common shares are presented in the table in Item 5(A). Our credit agreement includes certain covenants which restrict our payment of dividends. The amount of cash dividends plus stock repurchases we may incur in each fiscal year is restricted to the greater of $3,500,000 or 50% of our net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year. For purposes of this test, stock repurchases related to stock option exercises or in connection with withholding taxes due under any stock plan in which employees or directors participate are not included. Under this formula, such cash dividends and treasury stock purchases in fiscal 2006 are limited to $3,500,000.
(D) The Company had no repurchases of its common shares during the quarter ended August 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA
Selected Financial Data (1)
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except percents, per share, shareholder and employee data)
The following information has been restated to reflect adjustments that are further addressed in the “Introductory Note -
Restatement” in the forepart of this Form 10-K and in Note 2 “Restatement of Financial Statements” to our Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K
The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our restated Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data.”

	2005	2004	2003	2002	2001
Operating Results
Orders	$607,210	$586,948	$546,357	$508,943	$427,275
Ending backlog	116,491	114,267	111,375	125,665	143,522
Sales	604,773	585,758	560,775	526,373	425,902
Gross profit (2)	193,465	193,004	188,816	173,764	140,734
EBIT (2,3,4)	21,451	30,317	38,709	40,947	43,236
Net (loss) income (2,3)	(262)	11,648	14,623	14,630	19,803

Financial Condition
Total assets	$740,335	$736,078	$705,491	$680,705	$660,913
Total debt	175,408	181,702	193,603	208,446	258,894
Shareholders’ equity	300,845	305,398	286,916	261,273	198,555
Total capitalization	476,253	487,100	480,519	469,719	457,449
Performance Statistics
Percent of sales:
Gross profit (2)	32.0%	32.9%	33.7%	33.0%	33.0%
EBIT (2,3,4)	3.5	5.2	6.9	7.8	10.2
Debt as a % of total capitalization	36.8	37.3	40.3	44.4	56.6
EBIT return on average net assets (8)	4.4	6.2	8.0	8.9	12.4
Net (loss) income return on avg. equity	(0.1)	3.9	5.3	6.7	11.2
Per Share Data
Net (loss) income per share, diluted (2,3)	$(0.02)	$0.80	$1.02	$1.15	$1.64
Dividends declared	0.22	0.22	0.22	0.22	0.22
Market price of common stock:
High	$24.47	$23.38	$22.77	$29.28	$29.25
Low	18.98	17.32	13.29	18.91	21.56
Close	21.93	19.10	22.73	18.91	28.38
P/E ratio at August 31, diluted	—	23.88	22.28	16.44	17.30
Other Data
Cash flow from operations	$26,815	$26,353	$45,636	$44,540	$30,984
Capital expenditures, net	20,263	9,884	7,869	15,112	20,200

Free cash flow (5)	6,552	16,469	37,767	29,428	10,784

Amortization (3)	$2,519	$2,738	$2,189	$2,015	$8,187
Depreciation	17,874	18,639	20,093	20,028	16,161
Enterprise value (6)	497,077	459,168	521,483	479,483	591,650
Shares outstanding at year end	14,668	14,527	14,425	14,333	11,726
Average diluted shares (7)	16,423	16,285	16,492	14,688	13,465
Shareholders of record	404	430	503	486	530
Number of employees	3,585	3,824	3,904	3,921	4,334

Notes to Selected Financial Data
1.	Fiscal 2003 reflected the acquisition of Tarby on November 15, 2002. Fiscal 2001 reflected the acquisition of Romaco on August 31, 2001. The August 31, 2001 Consolidated Balance Sheet data included Romaco, but the fiscal 2001 Consolidated Statement of Operations data did not include Romaco.

2.	Fiscal 2005 includes costs of $7,902,000 related to the restructuring of our Pharmaceutical segment, including inventory write-downs of $1,130,000 that are included in gross profit. Fiscal 2005 also includes a loss of $2,114,000 related to asset dispositions in our Industrial segment. See Note 5 of Notes to Consolidated Financial Statements. Fiscal 2004 included charges of $1,378,000 related to the retirement of our former President & CEO and severance costs of $761,000 related to the consolidation of our Reactor Systems business in Italy. Fiscal 2001 included charges of $2,492,000 related to our global reorganization program, including inventory write-downs of $1,000,000 that are included in gross profit. These special items decreased fiscal 2005 net income by $6,310,000 ($0.44 per diluted share), decreased fiscal 2004 net income by $1,390,000 ($.10 per diluted share) and decreased fiscal 2001 net income by $1,670,000 ($0.12 per diluted share).

3.	In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 established accounting and reporting standards for intangible assets and goodwill. It required that goodwill and certain intangible assets no longer be amortized to earnings, but instead be reviewed periodically for impairment. We adopted this pronouncement as of the beginning of fiscal 2002. Had the new pronouncement been adopted at the beginning of fiscal 2001, goodwill amortization of $5,420,000 would not have been recorded in fiscal 2001 and net income per diluted share in fiscal 2001 would have been $1.88.

4.	EBIT represents income before interest and income taxes and is reconciled to net income on our Consolidated Statement of Operations. EBIT is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income as a measure of our operating results. EBIT is not a measure of cash available for use by management. We evaluate performance of our business segments and allocate resources based on EBIT.

5.	Free Cash Flow represents net cash and cash equivalents provided by operating activities, less capital expenditures. Free Cash Flow is used as a measure of cash generated for acquisitions and financing activities. Free Cash Flow is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, and should not be considered an alternative to cash flow as a measure of our liquidity.

6.	Enterprise value represents market capitalization of shares outstanding at year end plus total debt.

7.	Fiscal 2005 and 2004 reflected an additional 1,778,000 shares, fiscal 2003 reflected an additional 2,090,000 shares and fiscal 2002 and fiscal 2001 reflected an additional 2,190,000 shares related to the convertible notes outstanding.

8.	EBIT return on average net assets is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income return on average equity. EBIT return on average net assets is computed as EBIT divided by the summation of total assets less accounts payable, accrued liabilities, deferred tax liabilities, other long-term liabilities and minority interest. This measure is used to evaluate the return on the assets employed by our business segments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement of Financial Statements
We have restated our Consolidated Financial Statements for fiscal 2004 and 2003, and the previously reported quarters of fiscal 2005 and fiscal 2004 with respect to errors related to (i) the improper accounting for the tax benefits created from the utilization of operating loss carryforwards that existed prior to the acquisition of Romaco in 2001 and (ii) the understatement of future tax benefits primarily from intercompany transactions impacting several taxing jurisdictions. The determination to restate these Consolidated Financial Statements was made as a result of our assessment that these tax items would be considered material to the Consolidated Financial Statements for the full fiscal year and previously reported quarters of fiscal 2005. The tax adjustments associated with the above corrections increased our fiscal 2004 net income by $1.9 million, or $0.13 per diluted share, and increased our fiscal 2003 net income by $0.3 million, or $0.02 per diluted share.
Further information on the nature and impact of these adjustments to fiscal year 2004 and 2003 as well as the impact to our quarterly financial information for fiscal 2005 and 2004 is provided at Note 2, “Restatement of Financial Statements,” to our Consolidated Financial Statements. The impact of the restatement on the results of operations for fiscal years 2004 and 2003 is shown in the table below (in thousands, except per share amounts):

	Twelve Months Ended
	August 31,
	2004	2003
Decrease in income tax expense from adjustments	$1,878	$255

Net income as previously reported	9,770	14,368

Net income as restated	$11,648	$14,623

Net income per share as previously reported:
Basic	$0.67	$1.00

Diluted	$0.67	$1.00

Net income per share as restated:
Basic	$0.80	$1.02

Diluted	$0.80	$1.02

Overview
We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the pharmaceutical, energy and industrial markets worldwide. In our estimation our principal brand names — Pfaudler®, Moyno®, Chemineer®, Laetus®, FrymaKoruma®, Siebler®, Hapa® and Hercules® — hold the number one or two market share position in the niche markets they serve. We operate with three market focused business segments: Pharmaceutical, Energy and Industrial.
Pharmaceutical Our Pharmaceutical business segment includes our Reactor Systems and Romaco product lines and is focused primarily on the pharmaceutical and healthcare industries. Our Reactor Systems product line designs, manufacturers and markets primary processing equipment and engineered systems and we believe has the leading worldwide position in glass-lined reactors and storage vessels. Our Romaco product line designs, manufacturers and markets secondary processing, dosing, filling, printing and security equipment. Several of our Romaco brands hold the number one or two worldwide position in the niche markets they serve. Major customers of our pharmaceutical segment include Bayer, GlaxoSmithKline, Merck, Novartis and Pfizer.
Energy Our Energy business segment designs, manufactures and markets equipment and systems used in oil and gas exploration and recovery. Our equipment and systems include hydraulic drilling power sections, down-

hole pumps and a broad line of ancillary equipment, such as rod guides, rod and tubing rotators, wellhead systems, pipeline closure products and valves. These products and systems are used at the wellhead and in subsurface drilling and production. Several of our energy products, including hydraulic drilling power sections and down-hole pumps, hold the number one or two worldwide position in their respective markets. Major customers of our energy segment include Schlumberger, Chevron Texaco and National Oilwell.
Industrial Our Industrial business segment is comprised of our Moyno, Tarby, Chemineer and Edlon product lines, which design, manufacture and market products that are used in specialty chemical, wastewater treatment and a variety of other industrial applications. Our Moyno and Tarby products are pumps that utilize progressing cavity technology to provide fluids-handling solutions for a wide range of applications involving the flow of viscous, abrasive and solid-laden slurries and sludges. Our Chemineer products are high-quality standard and customized fluid-agitation equipment and systems. Our Edlon products are customized fluoropolymer-lined fittings, vessels and accessories. Our industrial segment has a highly diversified customer base and sells its products to over 3,500 customers worldwide.
Romaco
On May 19, 2005, we announced that we were involved in preliminary discussions with other parties that may or may not lead to a disposition of all or major components of our Romaco product line in the Pharmaceutical sector and had hired an investment banker to assist us in those discussions. The discussions are continuing with a number of parties. No agreement has been reached with any party relating to the purchase of our Romaco business units and there can be no assurance that any such agreement can be concluded.
Safe Harbor Statement
In addition to historical information, this Form 10-K contains forward-looking statements, identified by use of words such as “expects,” “anticipates,” “estimates,” and similar expressions. These statements reflect the Company’s expectations at the time this Form 10-K was filed. Actual events and results may differ materially from those described in the forward-looking statements. Among the factors that could cause material differences are a significant decline in capital expenditures in the specialty chemical and pharmaceutical industries, a major decline in oil and natural gas prices, foreign exchange rate fluctuations, the impacts of Sarbanes-Oxley section 404 procedures, availability of raw materials, acquisitions and divestitures, work stoppages related to union negotiations, customer order cancellations, the ability of the Company to comply with the financial covenants and other provisions of its financing arrangements, or ability of the Company to realize the benefits of its restructuring program in its Pharmaceutical segment, involving the receipt of cash proceeds from the sale of excess facilities, and general economic conditions that can affect demand in the process industries. The Company undertakes no obligation to update or revise any forward-looking statement.

Results of Operations
The following tables present components of our Consolidated Statement of Operations and segment information.

Consolidated	2005	2004	2003
Sales	100.0%	100.0%	100.0%
Cost of sales	68.0	67.1	66.3

Gross profit	32.0	32.9	33.7
SG&A expenses	26.6	26.9	26.4
Amortization	0.4	0.5	0.4
Other	1.5	0.3	0.0

EBIT	3.5%	5.2%	6.9%

By Segment	2005	2004	2003
	(In thousands, except percents)
Pharmaceutical:
Sales	$337,347	$343,047	$342,415
EBIT	(2,099)	10,317	21,401
EBIT %	(0.6)%	3.0%	6.3%

Energy:
Sales	$137,038	$115,884	$95,487
EBIT	33,224	27,424	20,941
EBIT %	24.2%	23.7%	21.9%

Industrial:
Sales	$130,388	$126,827	$122,873
EBIT	5,440	8,349	8,791
EBIT %	4.2%	6.6%	7.2%

Total:
Sales	$604,773	$585,758	$560,775
EBIT	21,451	30,317	38,709
EBIT %	3.5%	5.2%	6.9%
During fiscal 2005, we initiated a restructuring program for our Pharmaceutical segment. The restructuring plan was initiated to improve the profitability of the Pharmaceutical segment in light of the current worldwide economic conditions that were affecting this segment. The restructuring plan included the following:
•	Plant closures (one of two Reactor Systems facilities in Italy, a Reactor Systems facility in Mexico and the Unipac facility of Romaco in Italy).

•	Headcount reductions to support the Reactor Systems product line reorganization and to bring the personnel costs in line with the current level of business.

•	Headcount reductions at Romaco with the Unipac integration into the Macofar facility and removal of duplicate administrative costs at other locations.
     The status of the restructuring activities is as follows:
•	The Unipac facility and the Reactor Systems facility in Italy have been sold. The Mexico facility will be closed soon and we have negotiated a contract for the sale of the facility.

•	Headcount has been reduced by 242.
As a result of the restructuring activities, we recorded costs totaling approximately $7.9 million in the Pharmaceutical segment. The net costs in fiscal 2005 were comprised of the following:

•	$5.7 million of termination benefits related to the aforementioned headcount reductions.

•	$1.1 million to write-down inventory and $0.4 million to write-off identifiable intangibles related to discontinued product lines. The inventory charge is included in cost of sales.

•	$0.3 million to write-down to estimated net realizable value the facilities that we exited and prepare the facilities for sale.

•	$0.4 million to write down equipment to net realizable value, relocate equipment, relocate employees and other costs.
The total cash outlays in connection with the restructuring plan were $6.3 million. The sale of the Reactor Systems facility in Italy generated cash of $4.5 million in the third quarter, and the sale of the Unipac facility generated cash of $1.6 million in the second quarter. The Mexico facility that will be closed is owned by us and will be sold. We expect the facility sale to generate approximately $6.0 million of additional pretax cash proceeds, which exceeds the recorded book value of this facility by approximately $5.9 million. We have negotiated a contract for the sale of the Mexico facility but are unable to predict the final transaction date due to ongoing due diligence procedures by the purchaser.
Other Asset Dispositions
During fiscal 2005, we also sold the inventory and equipment related to our lined-pipe and fitting product line to Crane, Co. In addition, we sold an underutilized facility of our Industrial Segment. The cash proceeds received from these asset sales was $9.7 million. The loss recognized in 2005 as a result of these asset sales was $2.1 million and is reflected in our Industrial segment. The loss is primarily a result of the write-down of the land and building in Charleston, West Virginia to net realizable value. The facility in Charleston, West Virginia is where the lined-pipe and fitting product line was manufactured. Based on the results of a third-party appraisal, we expect the facility sale to generate approximately $1.0 million of pretax cash proceeds. The facility is in excellent condition and is believed to be readily marketable, but we are unable to predict the specific timing of the sale of the facility.

Fiscal Year Ended August 31, 2005 Compared with Fiscal Year Ended August 31, 2004
Net Sales
Sales for the fiscal year ended August 31, 2005 were $604.8 million compared with $585.8 million in fiscal 2004. The impact of exchange rates, the translation of sales from non-U.S. operations into U.S. dollars, caused an increase in sales of $16.6 million, resulting in a sales increase of $2.4 million on a constant dollar basis.
The Pharmaceutical segment had sales of $337.3 million in fiscal 2005 compared with $343.0 million in fiscal 2004. The impact of exchange rates increased sales by $13.0 million resulting in a decrease of $18.7 million on a constant dollar basis. Consolidation within the Pharmaceutical industry and weak economic conditions in Europe have caused excess production capacity in the Pharmaceutical industry. The purchase of capital equipment by these pharmaceutical companies has declined and new projects are being delayed, which has negatively impacted sales of our products.
The Energy segment had sales of $137.0 million in fiscal 2005 compared with $115.9 million in fiscal 2004, an increase of $21.1 million, or 18.2%. Sales in this segment continue to increase due to the high prices for oil and natural gas which results in increased investment in drilling and exploration equipment.
The Industrial segment had sales of $130.4 million in fiscal 2005 compared with $126.8 million in fiscal 2004, an increase of $3.6 million, or 2.8%. Our sales to the chemical processing market have improved during fiscal 2005 as this market shows signs of recovery. However, offsetting this is lower sales into the municipal wastewater treatment market caused by fewer projects.
Earnings Before Interest and Income Taxes (EBIT)
The Company’s operating performance is evaluated using several measures. One of those measures, EBIT is income before interest and income taxes and is reconciled to net income on our Consolidated Statement of Operations. We evaluate performance of our business segments and allocate resources based on EBIT. EBIT is not; however, a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income as a measure of our operating results. EBIT is not a measure of cash available for use by management.
Consolidated EBIT for fiscal 2005 was $21.5 million compared with $30.3 million in fiscal 2004. Included in the current year’s EBIT are costs associated with the restructuring of our Pharmaceutical segment of $7.9 million and costs associated with asset dispositions in our Industrial segment of $2.1 million.
The Pharmaceutical segment had EBIT of negative $2.1 million in fiscal 2005 compared with positive $10.3 million in fiscal 2004. The aforementioned $18.7 million decline in constant dollar sales caused a $6.5 million reduction in EBIT. In addition, aggressive pricing in Europe and underutilization of our production facilities have caused a reduction in EBIT of $8.8 million, and restructuring costs were $7.1 million higher in fiscal 2005. Offsetting these items are realized cost savings of $10.0 million as a result of the restructuring programs.
The Industrial segment had EBIT of $5.4 million in fiscal 2005 compared with $8.3 million in fiscal 2004. The fiscal 2005 EBIT includes losses on asset dispositions and asset write downs of $2.1 million that was discussed previously. The remaining decline in EBIT is a result of lower aftermarket business and higher medical and pension costs in fiscal 2005.
The Energy segment had EBIT of $33.2 million in fiscal 2005 compared with $27.4 million in the fiscal 2004, an increase of $5.8 million. The Energy segment EBIT increase was due to the sales volume increase mentioned above.
EBIT was further impacted by costs of approximately $4.0 million related to the initial documentation and testing requirements of Sarbanes Oxley section 404 compliance. These costs are included in selling, general and administrative expenses.

Interest expense
Interest expense was $14.4 million in fiscal 2005 and fiscal 2004. We had lower average debt levels in fiscal 2005, but this was offset by slightly higher interest rates during fiscal 2005.
Income taxes
Our effective tax rate in fiscal 2005 was 83.2% compared with 23.2% in fiscal 2004. The substantial increase in our effective tax rate is a result of our inability to record tax benefits on losses incurred in certain non-U.S. tax jurisdictions, primarily Germany and Italy, due to uncertainty about whether or not we will be able to generate sufficient future income to utilize these benefits. If our operations in these countries become profitable, our effective tax rate will decrease as we recognize the benefits of loss carryforwards.
Net loss
Our net loss in fiscal 2005 was $0.3 million compared with net income in fiscal 2004 of $11.6 million. The overall reduction in net income is a result of the $10.0 million of restructuring and other charges related to asset dispositions, reduction in selling prices within our Pharmaceutical segment, and higher effective tax rate caused by our inability to record tax benefits on losses incurred in certain non-U.S. tax jurisdictions.

Fiscal Year Ended August 31, 2004 Compared with Fiscal Year Ended August 31, 2003
Net Sales
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
Earnings Before Interest and Income Taxes (EBIT)
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
Income Taxes
Our effective tax rate in fiscal 2004 was 23.2% compared with 32.4% in fiscal 2003. The reduction in fiscal 2004 effective tax rate was a result of the utilization of net loss carryforwards that were not previously recognized as assets.
Net Income
Net income in fiscal 2004 was $11.6 million compared with $14.6 million in fiscal 2003. The lower net income is a result of the items mentioned above.

Liquidity and Capital Resources
Operating Activities
In fiscal 2005, our cash flow from operations was $26.8 million compared with $26.4 million in fiscal 2004. Cash flow from operations is consistent with fiscal 2004 despite the restructuring costs recorded in fiscal 2005, as we were able to generate cash from working capital reductions in fiscal 2005.
We expect our fiscal 2006 operating cash flow to be adequate to fund the fiscal year 2006 operating needs, scheduled debt service, shareholder dividend requirements and planned capital expenditures of approximately $20.0 million. Our planned capital expenditures are related to additional production capacity, cost reductions and replacement items.
Investing Activities
Our capital expenditures were $20.3 million in fiscal 2005, up from $9.9 million in fiscal 2004. The majority of our capital expenditures were for replacement of equipment. We spent $5.0 million in fiscal 2005 for a new production facility in China. This facility will be used primarily by our Reactor Systems group, but will also be utilized to produce other Robbins & Myers, Inc. products. The remaining capital expenditures were for additional equipment to increase our capacity and new product development activities of our Energy segment, and replacement equipment at our other business units.
As we previously mentioned, during fiscal 2005 we sold three facilities and the machinery and inventory related to the lined-pipe product line. The sale of these facilities and product line generated cash proceeds of $15.8 million.
Financing Activities
We paid $0.3 million to amend and extend our credit agreement in November 2004 and dividends paid during fiscal 2005 were $3.2 million. Proceeds from the sale of common stock were $2.5 million in fiscal 2005
Credit Agreement
Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $100.0 million. All outstanding amounts under the Agreement are due and payable on October 7, 2006. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. At August 31, 2005, there were no amounts borrowed under the Agreement. Indebtedness under the Agreement is unsecured, except for guarantees by our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. Under this Agreement and other lines of credit, we have $100.0 million of unused borrowing capacity. However, due to our financial covenants and outstanding standby letters of credit, we could incur additional indebtedness of $22.1 million. We have $21.8 million of standby letters of credit outstanding at August 31, 2005. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors. While there were no borrowings under the Agreement as of August 31, 2005, the Company is actively negotiating an extension or replacement of the current facility to allow for the ability to borrow funds as necessary as well as to be able to continue to issue letters of credit.
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
Inventory valuation reserves are determined based on our assessment of the market conditions for our products and the on hand quantities of inventory in relation to historical usage. As of August 31, 2005 we have inventory valuation reserves of $21.4 million. The inventory upon which this reserve relates to is still on hand and will be sold or disposed of in the future. The expected selling price of this inventory approximates its net book value, therefore there is no significant impact on gross margin when it is sold.
We have recorded valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of estimated future taxable income and establishment of tax strategies. Future taxable income, reversals of temporary differences, available carryback periods, the results of tax strategies and changes in tax laws could impact these estimates.
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
Goodwill
Goodwill is tested on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated, are performed in our first quarter. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the businesses for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses over their estimated remaining useful lives. Losses, if any, resulting from impairment tests will be reflected in operating income in our Consolidated Statement of Operations.
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
Pensions
We maintain defined benefit and defined contribution pension plans that provide retirement benefits to substantially all U.S. employees and certain non-U.S. employees. Pension expense for fiscal 2006 and beyond is dependent on a number of factors including returns on plan assets and changes in the plan’s discount rate and therefore, cannot be predicted with certainty at this time. The following paragraphs discuss the significant factors that affect the amount of recorded pension expense.
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
In addition to the expected rate of return on plan assets, recorded pension expense includes the effects of service cost — the actuarial cost of benefits earned during a period — and interest on the plan’s liabilities to participants. These amounts are determined actuarially based on current discount rates and assumptions regarding matters such as future salary increases and mortality. Differences in actual experience in relation to these assumptions are generally not recognized immediately but rather are deferred together with asset-related gains or losses. When cumulative asset-related and liability-related gains or losses exceed the greater of 10% of total liabilities or the calculated value of plan assets, the excess is amortized and included in pension income or expense. At August 31, 2005, the discount rate used to value the liabilities of the principal U.S. plan was 5.25%. We determine our discount rate based on the Moody’s Aa Corporate Bond Index and an actuarial yield curve applied to the payments we expect to make out of our retirement plans.
Additional changes in the key assumptions discussed above would affect the amount of pension expense currently expected to be recorded for years subsequent to 2005. Specifically, a one-half percent decrease in the rate of return on assets assumption would have the effect of increasing pension expense by approximately $0.5 million. A comparable increase in this assumption would have the opposite effect. In addition, a one-half percent increase or decrease in the discount rate would decrease or increase expense by approximately $0.4 million.
New Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”). This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires all companies to recognize compensation expense for all share-based payments, including stock options, at fair value. We are required to adopt SFAS 123(R) beginning in the first quarter of fiscal year 2006. We are currently evaluating the effect that SFAS 123(R) will have on our Consolidated Balance Sheet and our Consolidated Statement of Operations and Cash Flows. See Note 1 of “Notes to Consolidated Financial Statements” for the pro forma impact on net income and income per share from calculating stock-related compensation costs under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective dated of SFAS No. 123(R) may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.

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
Our main foreign exchange rate exposures relate to assets, liabilities and cash flows denominated in British pounds, euros, Swiss francs and Canadian dollars and the general economic exposure that fluctuations in these currencies could have on the U.S. dollar value of future non-U.S. cash flows. To illustrate the potential impact of changes in foreign currency exchange rates on us for fiscal 2005, the net unhedged exposures in each currency were remeasured assuming a 10% decrease in foreign exchange rates compared with the U.S. dollar. Using this method, our EBIT and cash flow from operations for fiscal 2005 would have decreased by $1.8 million and $2.4 million, respectively. This calculation assumed that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes may also affect the volume of sales or the foreign currency sales prices as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not include any effects of potential changes in sales levels or local currency prices.
We also have market risk exposure to interest rates. At August 31, 2005, we had $175.4 million in interest-bearing debt obligations subject to market risk exposure due to changes in interest rates. To manage our exposure to changes in interest rates, we attempt to maintain a balance between fixed and variable rate debt. We expect this balance in the debt profile to moderate our financing cost over time. We are limited in our ability to refinance our fixed rate debt. However, we have the ability to change the characteristics of our fixed rate debt to variable rate debt through interest rate swaps to achieve our objective of balance. We have entered into an interest rate swap agreement that effectively modifies a portion of our fixed rate debt to floating rate debt. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of underlying principal amounts. The mark-to-market values of both the fair value hedging instrument and the underlying debt obligation were equal and recorded as offsetting gains and losses in current period earnings. The fair value hedge qualifies for treatment under the short-cut method of measuring effectiveness. As a result, there was no impact on earnings due to hedge ineffectiveness. The interest rate swap agreement totals $30.0 million, expires in 2008 and allows us to receive an effective interest rate of 6.76% and pay an interest rate based on LIBOR.
At August 31, 2005, $137.3 million of our outstanding debt was at fixed rates with a weighted average interest rate of 7.6% and $38.1 million was at variable rates with a weighted average interest rate of 6.0%. The estimated fair value of our debt at August 31, 2005 was approximately $173.2 million. The following table presents the aggregate maturities and related weighted average interest rates of our debt obligations at August 31, 2005 by maturity dates:

	U.S. Dollar		U.S. Dollar		Non-U.S Dollar		Non-U.S. Dollar
	Fixed Rate		Variable Rate		Fixed Rate		Variable Rate
Maturity Date	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands, except percents)
2006	$0	0.00	$700	6.50	$4,419	6.30	$3,497	3.39
2007	0	0.00	0	0.00	22,393	9.95	2,181	4.32
2008	80,000	7.38	30,000	6.50	168	3.32	427	3.75
2009	0	0.00	0	0.00	134	2.00	427	3.75
2010	30,000	6.84	0	0.00	208	2.00	427	3.75
Thereafter	0	0.00	0	0.00	0	0.00	427	3.75

Total	$110,000	7.23%	$30,700	6.50%	$27,322	9.22%	$7,386	3.75%

Fair value	$107,800		$30,700		$27,322		$7,386

Following is information regarding our long-term contractual obligations and other commitments outstanding as of August 31, 2005:

	Payments Due by Period
			Two to
Long-term contractual		One year	three	Four to	After five
obligations	Total	or less	years	five years	years
	(In thousands)
Debt obligations	$175,408	$8,616	$135,169	$31,196	$427
Capital lease obligations	0	0	0	0	0
Operating leases (1)	19,035	5,182	7,681	4,683	1,489
Unconditional purchase obligations	0	0	0	0	0

Total contractual cash obligations	$194,443	$13,798	$142,850	$35,879	$1,916

(1)	Operating leases consist primarily of building and equipment leases.

	Amount of Commitment Expiration Per Period
			Two to
Other commercial		One year	three	Four to	After five
commitments	Total	or less	years	five years	years
	(In thousands)
Lines of credit	$0	$0	$0	$0	$0
Standby letters of credit	21,800	21,800	0	0	0
Guarantees	0	0	0	0	0
Standby repurchase obligations	0	0	0	0	0
Other commercial commitments	212	212	0	0	0

Total commercial commitments	$22,012	$22,012	$0	$0	$0

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Robbins & Myers, Inc. and Subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Robbins & Myers, Inc. and Subsidiaries (the Company) did not maintain effective internal control over financial reporting as of August 31, 2005, because of the effect of the material weaknesses identified in management’s assessment related to accounting for income taxes and the financial statement close process, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.
Accounting for Income Taxes
Management identified a material weakness in internal control over financial reporting relative to accounting for income taxes. Specifically, as of August 31, 2005, the Company’s processes and procedures did not include adequate management oversight and review of the Company’s income tax accounting practices. More specifically, there was insufficient and inadequate review of complex transactions, including the expertise to make certain that such transactions are recorded properly, and insufficient and inadequate processes to assure financial statement income tax accounts are properly reconciled and supported. This material weakness contributed to the restatement of the Company’s consolidated financial statements for 2004 and 2003, for each of the quarters in the years ended August 31, 2004 and for the first, second and third quarters for 2005. Management has determined that the ineffective controls with respect to the preparation of the income tax provision, which were identified during the course of our audit, result in there being a more than remote likelihood that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected.

Financial Statement Close Process
Management identified a material weakness in internal control over financial reporting relative to the Company’s financial statement close process. There was inadequate review and approval of financial information generated to prepare the consolidated financial statements. Management has determined that the insufficiency of controls in the financial statement close process, which resulted in errors and the potential for errors as indicated by the number of audit adjustments required to be recorded, results in there being a more than remote likelihood that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated November 18, 2005 on those consolidated financial statements.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of August 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of August 31, 2005, based on the COSO control criteria.
/s/ Ernst & Young LLP
Dayton, Ohio
November 18, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Robbins & Myers, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Robbins & Myers, Inc. and Subsidiaries as of August 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Robbins & Myers, Inc. and Subsidiaries at August 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Robbins & Myers, Inc. and Subsidiaries’ internal control over financial reporting as of August, 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting thereon.
As discussed in Note 2 of the consolidated financial statements, Robbins & Myers, Inc. and Subsidiaries has restated its consolidated financial statements for fiscal 2004 and 2003.
/s/ Ernst & Young LLP
Dayton, Ohio
November 18, 2005

CONSOLIDATED BALANCE SHEET
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except share data)

	August 31,
	2005	2004
		(restated)
ASSETS
Current Assets:
Cash and cash equivalents	$23,043	$8,640
Accounts receivable	128,676	130,571
Inventories	102,652	107,478
Other current assets	7,121	8,033
Deferred taxes	10,216	9,590

Total Current Assets	271,708	264,312
Goodwill	309,281	306,220
Other Intangible Assets	14,927	15,769
Other Assets	13,807	10,070
Property, Plant and Equipment	130,612	139,707

	$740,335	$736,078

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$67,183	$61,540
Accrued expenses	97,090	92,958
Current portion of long-term debt	8,616	8,333

Total Current Liabilities	172,889	162,831
Long-Term Debt — Less Current Portion	166,792	173,369
Deferred Taxes	3,721	4,329
Other Long-Term Liabilities	86,149	80,925
Minority Interest	9,939	9,226

Shareholders’ Equity:
Common stock-without par value:
Authorized shares-40,000,000
Issued shares-14,668,487 in 2005 (14,526,860 in 2004)	110,291	106,985
Treasury shares-308 in 2005 and 2004	(10)	(10)
Retained earnings	193,968	197,443
Accumulated other comprehensive (loss) income:
Foreign currency translation	17,824	17,149
Fair value of interest rate swap	(943)	(627)
Minimum pension liability	(20,285)	(15,542)

Total	(3,404)	980

	300,845	305,398

	$740,335	$736,078

See Notes to Consolidated Financial Statements

CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
Robbins & Myers Inc. and Subsidiaries
(In thousands, except share and per share data)

				Accumulated
				Other
				Comprehensive
	Common	Treasury	Retained	Income
	Shares	Shares	Earnings	(Loss)	Total
			(restated)		(restated)
Balance at September 1, 2002 (restated)	$103,952	$(29)	$177,407	$(20,057)	$261,273
Net income (restated)			14,623		14,623
Change in foreign currency translation				14,576	14,576
Change in fair value of interest rate swap				(1,125)	(1,125)
Change in minimum pension liability				(332)	(332)

Comprehensive income					27,742
Cash dividend declared, $0.22 per share			(3,150)		(3,150)
Stock options exercised, 36,000 shares	357				357
Proceeds from share sales, 55,876 shares	519	19			538
Tax benefit of stock option exercised	156				156

Balance at August 31, 2003	104,984	(10)	188,880	(6,938)	286,916
Net income (restated)			11,648		11,648
Change in foreign currency translation				11,974	11,974
Change in fair value of interest rate swap				498	498
Change in minimum pension liability				(4,554)	(4,554)

Comprehensive income					19,566
Cash dividend declared, $0.22 per share			(3,085)		(3,085)
Stock options exercised, 51,000 shares	618				618
Proceeds from share sales, 50,178 shares	895				895
Stock compensation	312				312
Tax benefit of stock option exercised	176				176

Balance at August 31, 2004	106,985	(10)	197,443	980	305,398
Net loss			(262)		(262)
Change in foreign currency translation				675	675
Change in fair value of interest rate swap				(316)	(316)
Change in minimum pension liability				(4,743)	(4,743)

Comprehensive loss					(4,646)
Cash dividend declared, $0.22 per share			(3,213)		(3,213)
Stock options exercised, 73,000 shares	1,440				1,440
Proceeds from share sales, 47,705 shares	1,052				1,052
Stock compensation, 20,922 shares	452				452
Performance stock award expense	250				250
Tax benefit of stock option exercised	112				112

Balance at August 31, 2005	$110,291	$(10)	$193,968	$(3,404)	$300,845

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF OPERATIONS
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except per share data)

	Years ended August 31,
	2005	2004	2003
		(restated)	(restated)
Sales	$604,773	$585,758	$560,775
Cost of sales	411,308	392,754	371,959

Gross profit	193,465	193,004	188,816

Selling, general and administrative expenses	160,609	157,810	147,918
Amortization	2,519	2,738	2,189
Other	8,886	2,139	0

Income before interest and income taxes	21,451	30,317	38,709

Interest expense	14,433	14,427	15,628

Income before income taxes and minority interest	7,018	15,890	23,081

Income tax expense	5,840	3,685	7,474
Minority interest	1,440	557	984

Net (loss) income	$(262)	$11,648	$14,623

Net (loss) income per share
Basic	$(0.02)	$0.80	$1.02

Diluted	$(0.02)	$0.80	$1.02

See Notes to Consolidated Financial Statements

CONSOLIDATED CASH FLOW STATEMENT
Robbins & Myers, Inc. and Subsidiaries
(In thousands)

	Years Ended August 31,
	2005	2004	2003
OPERATING ACTIVITIES		(restated)	(restated)
Net (loss) income	$(262)	$11,648	$14,623
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by operating activities:
Depreciation	17,874	18,639	20,093
Amortization	2,519	2,738	2,189
Deferred taxes	1,234	(2,750)	3,612
Stock compensation	702	312	0
Loss on sale of business/facilities	1,974	0	0
Changes in operating assets and liabilities — excluding the effect of acquisitions:
Accounts receivable	3,380	(3,524)	3,392
Inventories	1,819	(6,018)	2,807
Other assets	(3,948)	(2,967)	(1,537)
Accounts payable	4,978	8,755	4,815
Accrued expenses and other liabilities	(3,455)	(480)	(4,358)

Net cash and cash equivalents provided by operating activities	26,815	26,353	45,636

INVESTING ACTIVITIES
Capital expenditures, net of nominal disposals	(20,263)	(9,884)	(7,869)
Proceeds from sale of business/facilities	15,798	0	0
Purchase of Tarby	0	0	(13,146)

Net cash and cash equivalents used by investing activities	(4,465)	(9,884)	(21,015)

FINANCING ACTIVITIES
Proceeds from debt borrowings	104,876	82,658	72,485
Payments of long-term debt	(111,840)	(100,184)	(93,038)
Amended credit agreement fees	(262)	(1,078)	0
Proceeds from sale of common stock	2,492	1,513	895
Dividend paid	(3,213)	(3,085)	(3,150)

Net cash and cash equivalents used by financing activities	(7,947)	(20,176)	(22,808)

Increase (decrease) in cash and cash equivalents	14,403	(3,707)	1,813
Cash and cash equivalents at beginning of year	8,640	12,347	10,534

Cash and cash equivalents at end of year	$23,043	$8,640	$12,347

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
Goodwill and Other Intangible Assets
Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired. Goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise using a fair market value approach, at the reporting unit level. A reporting unit is the operating segment level. We recognize an impairment charge for any amount by which the carrying amount of an operating segment’s goodwill exceeds its fair value. Impairment tests are performed in our first quarter. Losses, if any, resulting from impairment tests will be reflected in operating income in our Consolidated Statement of Operations.
Amortization of other intangible assets is calculated on the straight-line basis using the following lives:

Patents and trademarks	14 to 17 years
Non-compete agreements	3 to 5 years
Financing costs	3 to 5 years
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
Changes in our product warranty liability during the year are as follows:

	2005	2004
	(In thousands)
Balance at beginning of the fiscal year	$8,330	$9,310
Warranties issued	3,348	1,613
Settlements made	(2,502)	(2,593)

Balance at end of the fiscal year	$9,176	$8,330

Consolidated Statement of Operations
Research and development costs are expensed as incurred. Research and development costs in fiscal 2005, 2004 and 2003 were $8,667,000, $6,688,000 and $6,426,000, respectively. Shipping and handling costs are included in cost of sales. Advertising costs are expensed as incurred.
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
Income Taxes
Income taxes are provided for all items included in the Consolidated Statement of Operations regardless of the period when such items are reported for income tax purposes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have recorded valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of estimated future taxable income and establishment of tax strategies. Future taxable income, reversals of temporary differences, available carryback periods, the results of tax strategies and changes in tax laws could impact these estimates.
Our policy is to provide U.S. income taxes on non-U.S. income when remitted to the U.S. We do not provide U.S. income taxes on the remaining undistributed non-U.S. income, which aggregated $45,193,000 and $53,700,000 at August 31, 2005 and 2004, respectively, as it is our intention to maintain our investments in these operations.
Consolidated Cash Flow Statement
Cash and cash equivalents consist of cash balances and temporary investments having an original maturity of 90 days or less.

Fair Value of Financial Instruments
The following methods and assumptions were used by us in estimating the fair value of financial instruments:
Cash and cash equivalents — The amounts reported approximate market value.
Long-term debt — The market value of our debt is $173,202,000 at August 31, 2005 and $182,002,000 at August 31, 2004. These amounts are based on the terms, interest rates and maturities currently available to us for similar debt instruments.
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

	2005	2004	2003
		(restated)	(restated)
Net (loss) income, as reported	$(262)	$11,648	$14,623
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,005	1,089	1,156

Pro forma net (loss) income	$(1,267)	$10,559	$13,467

(Loss) Income per share:
Basic — as reported	$(0.02)	$0.80	$1.02

Basic — pro forma	$(0.09)	$0.73	$0.94

Diluted — as reported	$(0.02)	$0.80	$1.02

Diluted — pro forma	$(0.09)	$0.73	$0.94

Pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS No. 148, and has been determined as if we had accounted for stock options granted subsequent to August 31, 1995 under the fair value method of FASB Statement No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes model with the following weighted-average assumptions (there were no options issued in fiscal 2005):

	2004		2003
Expected volatility of common stock	32.50%		33.60%
Risk free interest rate	4.70		4.60
Dividend yield	.75		.75
Expected life of option	6.90	yrs	6.90	yrs
Fair value at grant date	$8.85		$7.80
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
NOTE 2 — RESTATEMENT OF FINANCIAL STATEMENTS
We have restated our historical fiscal 2004 and 2003 Consolidated Financial Statements for the cumulative impact of errors in income tax expense. The income tax errors related to (i) the improper accounting for the tax benefits created from the utilization of operating loss carryforwards that existed prior to the acquisition of Romaco in 2001 and (ii) the understatement of future tax benefits primarily from intercompany transactions impacting several taxing jurisdictions. The determination to restate these Consolidated Financial Statements was made as a result of our assessment that these tax items would be considered material to the Consolidated Financial Statements for the full fiscal year and previously reported quarters of fiscal 2005. The tax adjustments associated with the above corrections increased our fiscal 2004 net income by $1,878,000, or $0.13 per diluted share, and increased our fiscal 2003 net income by $255,000, or $0.02 per diluted share.
The following tables present the effects of the Restatement on the Consolidated Statement of Operations for fiscal 2004 and 2003 and the previously reported quarters for fiscal 2005 and 2004 (in thousands, except per share amounts):

	Twelve Months Ended August 31,
	2004	2003
Decrease in income tax expense from restatement adjustments	$1,878	$255

Net income as previously reported	9,770	14,368

Net income as restated	$11,648	$14,623

Net income per share as previously reported:
Basic	$0.67	$1.00

Diluted	$0.67	$1.00

Net income per share as restated:
Basic	$0.80	$1.02

Diluted	$0.80	$1.02

	Fiscal 2005
	First	Second	Third
	Quarter	Quarter	Quarter
Decrease (Increase) in income tax expense from adjustments	$1,674	($1,004)	($1,891)

Net (loss) income as previously reported	(2,545)	1,055	2,114

Net (loss) income as restated	($871)	$51	$223

Net (loss) income per share as previously reported:
Basic	($0.18)	$0.07	$0.14

Diluted	($0.18)	$0.07	$0.14

Net (loss) income per share as restated:
Basic	$0.06	$0.00	$0.02

Diluted	$0.06	$0.00	$0.02

	Fiscal 2004
					Year
					Ended
	First	Second	Third	Fourth	August 31,
	Quarter	Quarter	Quarter	Quarter	2004
Decrease in income tax expense from adjustments	$411	$120	$695	$652	$1,878

Net income as previously reported	2,139	320	3,814	3,497	9,770

Net income as restated	$2,550	$440	$4,509	$4,149	$11,648

Net income per share as previously reported:
Basic	$0.15	$0.02	$0.26	$0.24	$0.67

Diluted	$0.15	$0.02	$0.26	$0.24	$0.67

Net income per share as restated:
Basic	$0.18	$0.03	$0.31	$0.29	$0.80

Diluted	$0.18	$0.03	$0.31	$0.28	$0.80

The following table presents the effects of the Restatement on the Consolidated Balance Sheet for fiscal 2004 (in thousands):

	As
	Previously		As
	Reported*	Adjustments	Restated
Other current assets	7,394	639	8,033
Deferred taxes — current	7,901	1,689	9,590
Total current assets	261,984	2,328	264,312
Goodwill	307,566	(1,346)	306,220
Other assets — noncurrent	8,216	1,854	10,070
Total assets	733,242	2,836	736,078
Accrued expenses	93,035	(77)	92,958
Total current liabilities	162,908	(77)	162,831
Retained earnings	194,530	2,913	197,443
Total equity	302,485	2,913	305,398
Total liabilities and equity	733,242	2,836	736,078

*	The amounts presented as originally reported have been changed from prior year to reflect reclassifications made to conform with the 2005 presentation. These reclassifications are not related to the Restatement.
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”). This standard replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires all companies to recognize compensation expense for all share-based payments, including stock options, at fair value. Robbins & Myers, Inc. will be required to adopt SFAS 123(R) beginning in the first quarter of fiscal year 2006. We are currently evaluating the effect that SFAS 123(R) will have on our consolidated balance sheet and our consolidated statements of income and cash flows. See Note 1 of “Notes to Consolidated Financial Statements” for the pro forma impact on net income and income per share from calculating stock-related compensation costs under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123(R) may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.

NOTE 4 — BALANCE SHEET INFORMATION

	2005	2004
	(In thousands)
Accounts receivable
Allowances for doubtful accounts	$4,632	$4,018

Inventories
FIFO:
Finished products	$38,363	$29,958
Work in process	32,602	37,072
Raw materials	39,847	47,521

	110,812	114,551
LIFO reserve, U.S. inventories	(8,160)	(7,073)

	$102,652	$107,478

Non-U.S. inventories at FIFO	$70,866	$73,960

Property, plant and equipment
Land and improvements	$17,610	$18,528
Buildings	89,064	90,439
Machinery and equipment	167,765	169,537

	274,439	278,504
Less accumulated depreciation	143,827	138,797

	$130,612	$139,707

Accrued expenses		(restated)
Salaries, wages and payroll taxes	$24,297	$21,919
Customer advances	15,843	18,894
Pension benefits	6,763	6,956
U.S. and other postretirement benefits	2,000	2,000
Warranty costs	9,176	8,330
Accrued interest	4,403	4,222
Income taxes	5,332	4,543
Commissions	5,066	3,640
Other	24,210	22,454

	$97,090	$92,958

Other long-term liabilities
German pension liability	$37,597	$34,142
U.S. other postretirement benefits	11,962	11,634
U.S. pension liability	23,930	21,189
Other	12,660	13,960

	$86,149	$80,925

NOTE 5 — CONSOLIDATED STATEMENT OF OPERATIONS INFORMATION

	2005	2004	2003
	(In thousands)
Pharmaceutical segment restructuring costs	$7,902	$761	$0
Industrial segment asset disposition losses	2,114	0	0
CEO retirement costs	0	1,378	0

	$10,016	$2,139	$0

During fiscal 2005 we initiated a restructuring program for our Pharmaceutical segment. The restructuring plan was initiated to improve the profitability of the Pharmaceutical segment in light of the current worldwide economic conditions that were affecting this segment. The restructuring plan included the following:
•	Plant closures (one of two Reactor Systems facilities in Italy, a Reactor Systems facility in Mexico and the Unipac facility of Romaco in Italy).

•	Headcount reductions to support the Reactor Systems business reorganization and to bring the personnel costs in line with the current level of business.

•	Headcount reductions at Romaco with the Unipac integration into the Macofar facility and removal of duplicate administrative costs at other locations.
     The status of the restructuring activities is as follows:
•	The Unipac facility and the Reactor Systems facility in Italy have been sold. The Mexico facility will be closed soon and we have negotiated a contract for the sale of the facility.

•	The Reactor Systems headcount has been reduced by 134.

•	The Romaco headcount has been reduced by 108.
As a result of the restructuring activities, we recorded costs totaling approximately $7,902,000 in the Pharmaceutical segment. The net costs in fiscal 2005 were comprised of the following:
•	$5,677,000 of termination benefits related to the aforementioned headcount reductions.

•	$1,130,000 to write-down inventory and $355,000 to write-off intangibles related to discontinued product lines. The inventory charge is included in cost of sales.

•	$332,000 to write-down to estimated net realizable value the facilities that we exited and prepare the facilities for sale.

•	$408,000 to write down equipment to net realizable value, relocate equipment, relocate employees and other costs.
Following is a progression of the liability for termination benefits recorded in fiscal 2005:

(In thousands)
Liability recorded	$5,677
Payments made	(4,603)
Change in estimate	0

Liability at August 31, 2005	$1,074

The total cash outlays in fiscal 2005 in connection with the restructuring plan were $6,326,000. The sale of the Reactor Systems facility in Italy generated cash of $4,480,000 in the third quarter, and the sale of the Unipac facility generated cash of $1,586,000 in the second quarter. The Mexico facility that will be closed is owned by us and will be sold. We expect that facility sale to generate approximately $5,500,000 to $6,000,000 of additional pretax cash proceeds, which exceeds the recorded book value of this facility by approximately $5,400,000 to $5,900,000. We have negotiated a contract for the sale of the Mexico facility but are unable to predict the final transaction date due to ongoing due diligence procedures by the purchaser.
During fiscal 2005, we sold the inventory and equipment related to our lined-pipe and fittings product line of Edlon to Crane, Inc. In addition, we sold another underutilized facility of our Industrial segment. The cash proceeds received from these asset sales was $9,732,000. The loss recognized in 2005 as a result of these asset sales was $2,114,000 and is reflected in our Industrial segment. The loss is primarily a result of the write-down of the land and building in Charleston, West Virginia to net realizable value. The facility in Charleston, West Virginia is where the lined-pipe and fittings product line was located. Based on the results of a third-party appraisal, we expect the facility sale to generate approximately $1,000,000 of pretax cash proceeds. The facility is in good condition and is believed to be readily marketable, but we are unable to predict the specific timing of the sale of the facility.
In fiscal 2004, we recorded $1,378,000 of costs associated with the retirement of our former President and CEO. The components of the charge were as follows:

(In thousands)
Liability for retirement payments	$603
FAS 88 expense for previously unrecognized losses	153
Impact of stock option modifications	312
Liability for new CEO search fees	310

Total	$1,378

There have been no changes to the estimates made. The liability for the new CEO search fees has been paid as of August 31, 2004. The liability for retirement payments as of August 31, 2004 was $213,000 and was paid during fiscal 2005.
In the fourth quarter of fiscal 2004 we recorded $761,000 of severance cost for approximately 20 people related to the closure of one of the Reactor Systems facilities in Italy. Actual severance payments made in our fourth quarter were $94,000; therefore, the liability for severance payments as of August 31, 2004 was $667,000. The remaining severance payments were made in fiscal 2005.
Minimum lease payments
Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 2005:

(In thousands)
2006	$5,182
2007	4,331
2008	3,350
2009	2,733
2010	1,950
Thereafter	1,489

$19,035

Rental expense for all operating leases in 2005, 2004 and 2003 was approximately $5,799,000, $4,721,000 and $5,704,000, respectively.

NOTE 6 — CASH FLOW STATEMENT INFORMATION
In fiscal 2005, we recorded the following non-cash investing and financing transactions: $3,948,000 increase in deferred tax assets, $8,691,000 increase in long-term liabilities, $505,000 increase in pension intangible asset and $4,743,000 increase in the minimum pension liability related to our pension plans; and $112,000 increase in common stock and decrease in income tax payable related to the tax benefits of stock options exercised.
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
Supplemental cash flow information consisted of the following:

	2005	2004	2003
	(in thousands)
Interest paid	$14,252	$14,205	$15,696
Taxes paid — net of refunds	7,811	8,345	4,110
NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill, by operating segment, are as follows:

Segment (in thousands)	Pharmaceutical	Energy	Industrial	Total
	(restated)
Balance as of September 1, 2003	$173,693	$69,528	$52,083	$295,304
Goodwill acquired during the period	(1,346)	0	202	(1,144)
Translation adjustments and other	11,350	710	0	12,060

Balance as of August 31, 2004	183,697	70,238	52,285	306,220
Goodwill acquired during the period	0	0	49	49
Translation adjustments and other	1,527	1,438	47	3,012

Balance as of August 31, 2005	$185,224	$71,676	$52,381	$309,281

In fiscal 2004, we were able to utilize certain net operating loss (NOL) carryforwards that existed at the purchase date of Romaco. No value was allocated to these NOL carryforwards in the opening balance sheet of Romaco, therefore the utilization of these NOL carryforwards is recorded as a reduction to goodwill. The reduction of goodwill was $1,346,000 in fiscal 2004.

Information regarding our other intangible assets is as follows:

	2005			2004
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and trademarks	$9,678	$6,027	$3,651	$8,921	$5,492	$3,429
Non-compete agreements	8,800	5,739	3,061	8,750	5,327	3,423
Financing costs	8,855	6,495	2,360	8,592	5,629	2,963
Pension intangible	5,148	0	5,148	4,643	0	4,643
Other	5,939	5,232	707	6,131	4,820	1,311

	$38,420	$23,493	$14,927	$37,037	$21,268	$15,769

We estimate that amortization expense will be approximately $2,500,000 for each of the next five years.

NOTE 8 — LONG-TERM DEBT

	2005	2004
	(in thousands)
Senior debt:
Revolving credit loan	$0	$5,052
Senior notes	100,000	100,000
Other	13,219	11,652
8.00% convertible subordinated notes	40,000	40,000
10.00% subordinated notes	22,189	24,998

Total debt	175,408	181,702
Less current portion	8,616	8,333

Long-term debt	$166,792	$173,369

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $100,000,000. All outstanding amounts under the Agreement are due and payable on October 7, 2006. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. Indebtedness under the Agreement is unsecured, except for guarantees by our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. Under this Agreement and other lines of credit, we have $100,000,000 of unused borrowing capacity. However, due to our financial covenants and outstanding standby letters of credit, we could only incur additional indebtedness of $22,100,000 at August 31, 2005. We have $21,800,000 of standby letters of credit outstanding at August 31, 2005. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors.
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
We have $22,188,788 of 10.00% Subordinated Notes (“Subordinated Notes”) denominated in euro with the former owner of Romaco. The Subordinated Notes are due in 2007 and interest is payable quarterly.
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
Aggregate principal payments of long-term debt, for the five years subsequent to August 31, 2005, are as follows:

(In thousands)
2006	$8,616
2007	24,574
2008	110,595
2009	561
2010	30,635
2011 and thereafter	427

Total	$175,408

NOTE 9 — RETIREMENT BENEFITS
We sponsor two defined contribution plans covering most U.S. salaried employees and certain U.S. hourly employees. Contributions are made to the plans based on a percentage of eligible amounts contributed by participating employees. We also sponsor several defined benefit plans covering all U.S. employees and certain non-U.S. employees. Benefits are based on years of service and employees’ compensation or stated amounts for each year of service. Our funding policy is consistent with the funding requirements of applicable regulations. At August 31, 2005 and 2004, pension investments included 207,400 and 311,700 shares respectively, of our common stock.
In addition to pension benefits, we provide health care and life insurance benefits for certain of our retired U.S. employees. Our policy is to fund the cost of these benefits as claims are paid.
Retirement and other post-retirement plan costs are as follows:

	Pension Benefits
	2005	2004	2003
	(In thousands)
Service costs	$4,116	$3,825	$3,905
Interest cost	8,402	8,341	8,250
Expected return on plan assets	(6,648)	(6,535)	(6,244)
Amortization of prior service cost	755	388	752
Amortization of transition obligation	(186)	(186)	(173)
Recognized net actuarial losses	1,770	1,266	815

Net periodic benefit cost	$8,209	$7,099	$7,305

Defined contribution cost	$1,181	$1,120	$1,057

	Other Benefits
	2005	2004	2003
	(In thousands)
Service cost	$352	$310	$249
Interest cost	1,484	1,546	1,713
Net amortization	979	813	702

Net periodic benefit cost	$2,815	$2,669	$2,664

The benefit obligation, funded status and amounts recorded in the balance sheet at August 31, are as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(In thousands)
Change in benefit obligation:
Beginning of year	$150,682	$136,638	$25,964	$25,617
Service cost	4,116	3,825	352	310
Interest cost	8,402	8,341	1,484	1,546
Plan amendments	2,450	164	0	0
Currency exchange rate impact	193	6,040	0	0
Actuarial losses	12,358	4,677	1,535	1,718
Benefit payments	(9,288)	(9,003)	(2,487)	(3,227)

End of year	$168,913	$150,682	$26,848	$25,964

Change in plan assets:
Beginning of year	$81,536	$77,470	$0	$0
Currency exchange rate impact	(67)	2,107	0	0
Actual return	10,298	2,758	0	0
Company contributions	10,631	8,204	2,487	3,227
Benefit payments	(9,288)	(9,003)	(2,487)	(3,227)

End of year	$93,110	$81,536	$0	$0

Funded status	$(75,803)	$(69,146)	$(26,848)	$(25,964)
Unrecognized net actuarial losses	41,534	33,555	11,030	10,271
Unrecognized transition obligation	(184)	(373)	0	0
Unamortized prior service cost	3,806	3,250	1,856	2,059

Amount recognized	$(30,647)	$(32,714)	$(13,962)	$(13,634)

Recorded as follows:
Accrued expenses	$(6,763)	$(6,956)	$(2,000)	$(2,000)
Other long- term liabilities	(61,527)	(55,331)	(11,962)	(11,634)
Other assets	1,406	1,413	0	0
Intangible assets	5,148	4,643	0	0
Accumulated other comprehensive loss	31,089	23,517	0	0

	$(30,647)	$(32,714)	$(13,962)	$(13,634)

Deferred tax liability on accumulated other comprehensive loss	$(10,804)	$(7,975)	$0	$0

Pension plans with accumulated (“ABO”) and projected (“PBO”) benefit obligations in excess of plan assets:

	2005	2004
	(In thousands)
Accumulated benefit obligation	$165,310	$147,351
Projected benefit obligation	168,913	150,682
Plan assets	93,110	81,536

In 2005 and 2004, $39,975,000 and $36,444,000, respectively, of the unfunded ABO and $42,366,000 and $38,189,000, respectively, of the unfunded PBO related to our pension plan for our German operation. Funding of pension obligations is not required in Germany.
The weighted allocations of pension plan assets at August 31, 2005 and 2004 are shown in the following table.

	2005	2004
Equity securities	58%	48%
Debt securities	41	46
Cash and cash equivalents	1	6

	100%	100%

At August 31, 2005, our target allocation percentages for plan assets were approximately 60% equity securities and 40% debt securities. The targets may be adjusted periodically to reflect current market conditions and trends as well as inflation levels, interest rates and the trend thereof, and economic and monetary policy. The objective underlying this allocation is to achieve a long-term rate of return of inflation plus 5.75%.
The expected long-term rates of return on plan assets for purposes of determining pension expense were 8.25% in 2005 and 8.50% in 2004 and 2003. We will use an 8.00% rate in 2006. Expected rates of return are developed based on the target allocation of debt and equity securities and on the historical returns on these types of investments judgmentally adjusted to reflect current expectations based on historical experience of the plan’s investment managers. In evaluating future returns on equity securities, the existing portfolio is stratified to separately consider large and small capitalization investments as well as international and other types of securities.
We expect to make future benefits payments from our benefit plans as follows:

	Pension Benefits	Other Benefits
	(In thousands)
2006	$11,300	$2,400
2007	11,100	2,400
2008	10,900	2,400
2009	10,900	2,400
2010	11,100	2,400
2011-2015	$56,300	$10,700

The actuarial weighted average assumptions used to determine plan liabilities at August 31, are as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Weighted average assumptions:
Discount rate	5.25%	6.00%	5.25%	6.00%
Expected return on plan assets	8.00	8.25	N/A	N/A
Rate of compensation increase	4.50	4.50	N/A	N/A
Health care cost increase	N/A	N/A	10.5 - 5.0%	11.0 - 5.0%
Health care cost grading period	N/A	N/A	11 years	12 years
The actuarial weighted average assumptions used to determine plan costs are as follows (measurement date September 1):

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	6.00%	6.50%	6.00%	6.50%
Expected return on plan assets	8.25	8.50	N/A	N/A
Rate of compensation increase	4.50	4.50	N/A	N/A
Health care cost increase	N/A	N/A	11.0 - 5.0%	9.0 - 5.0%
Health care cost grading period	N/A	N/A	12 years	4 years
The assumed health care trend rate has a significant effect on the amounts reported for health care benefits. A one-percentage point change in assumed health care rate would have the following effects:

	Increase	Decrease
	(In thousands)
Service and interest cost	$62	$(57)
Postretirement benefit obligation	653	(634)

NOTE 10 — INCOME TAXES
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2005	2004
	(In thousands)
		(restated)
Deferred tax assets and liabilities
Assets:
Postretirement benefit obligations	$5,417	$5,177
Net operating loss carryforwards	20,243	14,575
Tax credit carryforward	7,626	7,118
Other liabilities	3,339	2,147
Inventory allowances	3,313	3,080
Warranty reserve	2,610	2,271
Insurance reserve	262	913
Customer advance payments and prepaid expenses	2,160	2,257
Research and development costs	1,915	1,126
Pension benefits	13,932	9,662
Other items	1,677	486

	62,494	48,812
Less valuation allowances	23,296	16,792

	39,198	32,020

Liabilities:
Tax depreciation in excess of book depreciation	4,801	6,444
Goodwill and purchased asset basis differences	25,372	19,880
Deferred income	1,417	—
Other items	1,113	435

	32,703	26,759

Net deferred tax asset	$6,495	$5,261

The tax credit carryforwards begin to expire in fiscal 2012. The primary components of the net operating loss carryforwards exist in Germany, Italy and the Netherlands. There are no expiration dates on the net operating loss carryforwards in Germany and the Netherlands. The net operating loss carryforwards in Italy begin to expire in fiscal 2007.

Expense (in thousands)

	2005	2004	2003
		(restated)	(restated)
Current:
U.S. federal	$228	$394	$(853)
Non-U.S.	4,357	6,004	4,799
U.S. state	21	37	(84)

	4,606	6,435	3,862

Deferred:
U.S. federal	2,795	(2,342)	1,499
Non-U.S.	(1,823)	(188)	1,966
U.S. state	262	(220)	147

	1,234	(2,750)	3,612

	$5,840	$3,685	$7,474

Tax expense included in minority interest	$846	$300	$530

Non-U.S. pretax income	$2,494	$16,713	$21,962

A summary of the differences between the effective income tax rate attributable to operations and the statutory rate is as follows:

	2005	2004	2003
		(restated)	(restated)
U.S. statutory rate	35.0%	35.0%	35.0%
Impact of change in valuation allowance on non-U.S. losses	54.2	(4.9)	0.0
Impact on U.S. taxes from repatriation of foreign earnings	7.6	(7.1)	0.0
Extraterritorial income deduction	(7.5)	0.0	(1.5)
Non-U.S. tax higher (lower) than U. S. tax rates	(2.5)	1.4	(0.8)
Other items — net	(3.6)	(1.2)	(0.3)

	83.2%	23.2%	32.4%

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

Summaries of amounts issued under the stock option plans are presented in the following tables.
Stock option activity

		Weighted-
	Stock	Average Option
	Options	Price Per Share
Outstanding at September 1, 2002	1,074,801	$24.78
Granted	187,500	19.12
Exercised	(36,000)	9.92
Canceled	(97,000)	28.48

Outstanding at August 31, 2003	1,129,301	24.00
Granted	194,000	21.59
Exercised	(51,000)	12.03
Canceled	(8,800)	24.12

Outstanding at August 31, 2004	1,263,501	24.13
Exercised	(73,000)	19.73
Canceled/Expired	(156,500)	23.95

Outstanding at August 31, 2005	1,034,001	$24.44

Exercisable stock options at year-end
2003	788,159
2004	914,926
2005	879,648

Shares available for grant at year-end
2003	350,200
2004	141,200
2005	1,200,000
Components of outstanding stock options at August 31, 2005

		Weighted-
Range of		Average	Weighted-
Exercise	Number	Contract Life	Average
Price	Outstanding	in Years	Exercise Price
$14.88—23.00	449,834	6.79	$20.46
23.75—39.50	584,167	4.53	27.28

$14.88—39.50	1,034,001	5.51	$24.44

Components of exercisable stock options at August 31, 2005

Range of		Weighted-
Exercise	Number	Average
Price	Exercisable	Exercise Price
$14.88—23.00	295,481	$20.65
23.75—39.50	584,167	27.28

$14.88—39.50	879,648	$25.05

We also sponsor a long-term incentive stock plan. Under this plan, selected participants receive performance units which convert into a variable number of restricted shares based on (i) a three year measurement of how favorably the total return on our shares compares to the total shareholder return of selected peer companies (“Group”) or (ii) absolute measures based on earnings per share and return on assets. The restricted shares earned range from 50% to 200% of the performance units awarded. The threshold is earned (i) when our return is at the 50th percentile of total shareholder return of the Group and 200% is earned when our return is at the 80th percentile or greater or (ii) based on the earnings and return on assets compared to targets. Restricted shares earned under the program are issued to the participants at the end of the three-year measurement period and are subject to forfeit if the participant leaves our employment within the following two years. For the performance period ended August 31, 2005, $250,000 of performance units were earned.
Total after tax compensation expense included in net income for all stock based awards was $452,000, $216,000 and zero for fiscal years 2005, 2004 and 2003, respectively.
NOTE 12 — NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net (loss) income per share:

	2005	2004	2003
	(In thousands, except per share data)
		(restated)	(restated)
Numerator:
Basic:
Net (loss) Income	$(262)	$11,648	$14,623
Effect of dilutive securities:
Convertible debt interest	1,920	1,920	2,238

Income attributable to diluted shares	$1,658	$13,568	$16,861

Denominator:
Basic:
Weighted average shares	14,608	14,478	14,368
Effect of dilutive securities:
Convertible debt	1,778	1,778	2,090
Dilutive options and restricted shares	37	29	34

Diluted	16,423	16,285	16,492

Net (loss) income per share:
Basic:	$(0.02)	$0.80	$1.02
Diluted:	$(0.02)	$0.80	$1.02
NOTE 13 — BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
Our operations are aggregated into three reportable business segments: Pharmaceutical, Energy and Industrial. Our Pharmaceutical segment includes our Reactor Systems and Romaco product lines and is primarily focused on the pharmaceutical and healthcare industries. Our Reactor Systems product line designs, manufactures and markets primary processing equipment including glass-lined reactors and storage vessels. Our Romaco product line designs, manufactures and markets secondary processing, dosing, filling, printing and security equipment. Our Energy segment designs, manufactures and markets equipment and systems used in oil and gas exploration and recovery. Our equipment and systems include hydraulic drilling power sections, down-hole pumps and a broad line of ancillary equipment, such as rod guides, rod and tubing rotators, wellhead systems, pipeline closure products and valves. Our Industrial segment is comprised of our Moyno, Tarby, Chemineer and Edlon product lines, which design, manufacture and market products that are used in specialty chemical, wastewater treatment and a variety of other industrial applications. The primary products are progressing cavity pump products, mixing and turbine agitation equipment, and fluoropolymer-lined products and accessories.
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

The following tables provide information about our reportable business segments.

	2005		2004		2003
			(In thousands)
Unaffiliated Customer Sales:
Pharmaceutical	$337,347		$343,047		$342,415
Energy	137,038		115,884		95,487
Industrial	130,388		126,827		122,873

Total	$604,773		$585,758		$560,775

Intersegment Sales:
Pharmaceutical	$752		$805		$1,136
Energy	0		0		0
Industrial	0		0		0
Corporate and Eliminations	(752)		(805)		(1,136)

Total	$0		$0		$0

Depreciation and Amortization:
Pharmaceutical	$8,948		$9,573		$10,562
Energy	5,713		5,493		5,307
Industrial	4,158		4,536		5,065
Corporate and Eliminations	1,574		1,775		1,348

Total	$20,393		$21,377		$22,282

EBIT:
Pharmaceutical	$(2,099	)(1)	$10,317	(1)	$21,401
Energy	33,224		27,424		20,941
Industrial	5,440	(2)	8,349		8,791
Corporate and Eliminations	(15,114)		(15,773	) (3)	(12,424)

Total	$21,451		$30,317		$38,709

			(restated)		(restated)
Identifiable Assets:
Pharmaceutical	$437,707		$436,256		$416,215
Energy	149,643		138,815		134,167
Industrial	132,650		132,441		128,754
Corporate and Eliminations	20,335		28,566		26,355

Total	$740,335		$736,078		$705,491

Capital Expenditures:
Pharmaceutical	$10,309		$2,536		$3,666
Energy	5,226		3,805		2,253
Industrial	4,098		3,506		1,878
Corporate and Eliminations	630		37		72

Total	$20,263		$9,884		$7,869

Information about our operations in different geographical regions is presented below. Our primary operations are in the U.S. and Europe. Sales are attributed to countries based on the location of the customer.

	2005	2004	2003
		(In thousands)
Sales
United States	$225,798	$218,407	$204,982
Europe	193,190	206,033	218,442
Other North America	68,052	54,046	51,889
Asia	82,357	72,013	54,225
South America	26,675	22,730	20,970
Africa and Australia	8,701	12,529	10,267

	$604,773	$585,758	$560,775

		(restated)	(restated)
Identifiable Assets
United States	$302,412	$308,118	$309,243
Europe	321,035	317,498	294,659
Other North America	46,749	40,169	37,968
South America	12,160	9,462	9,088
Asia	37,644	32,265	28,178
Corporate	20,335	28,566	26,355

	$740,335	$736,078	$705,491

(1)	Fiscal 2005 includes cost of $7,902,000 and fiscal 2004 includes costs of $761,000 related to the restructuring of our Pharmaceutical segment.

(2)	Fiscal 2005 includes losses of $2,114,000 related to the sale of inventory, equipment and facilities of the lined-pipe and fittings product line and the sale of another under-utilized facility.

(3)	Fiscal 2004 includes costs of $1,378,000 related to the retirement of our former President and CEO.

NOTE 14 — QUARTERLY DATA (UNAUDITED)

	2005 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
	(restated)	(restated)	(restated)
Sales	$132,455	$145,630	$157,584	$169,104	$604,773
Gross profit	41,707	46,065	51,036	54,657	193,465
EBIT	(83)	5,863	7,691	7,980	21,451
Income before income taxes and minority interest	(3,622)	2,174	4,092	4,374	7,018
Net (loss) income	(871)	51	223	335	(262)
Net (loss) income per share:
Basic	$(0.06)	$0.00	$0.02	$0.02	$(0.02)
Diluted	(0.06)	0.00	0.02	0.02	(0.02)
Weighted average common shares:
Basic	14,532	14,589	14,650	14,662	14,608
Diluted	16,338	16,432	16,472	16,469	16,423

	2004 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
	(restated)	(restated)	(restated)	(restated)	(restated)
Sales	$132,482	$142,217	$152,464	$158,595	$585,758
Gross profit	43,466	45,081	50,935	53,522	193,004
EBIT	7,185	4,658	9,405	9,069	30,317
Income before income taxes and minority interest	3,487	1,016	5,884	5,503	15,890
Net income	2,550	440	4,510	4,148	11,648
Net income per share:
Basic	$0.18	$0.03	$0.31	$0.29	$0.80
Diluted	0.18	0.03	0.31	0.28	0.80
Weighted average common shares:
Basic	14,441	14,457	14,496	14,519	14,478
Diluted	16,272	16,260	16,309	16,308	16,285

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of August 31, 2005. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.
Based on such evaluation and as a result of the material weaknesses in internal control over financial reporting described below, our CEO and CFO concluded that, as of August 31, 2005, our Disclosure Controls were not effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Management assessed our internal control over financial reporting as of August 31, 2005, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed both by our Internal Audit and outside service providers.
A “material weakness” is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. As a result of its evaluation of our internal control, management concluded that, as of August 31, 2005, we did not maintain effective internal control over financial reporting based on the COSO criteria, due to the following material weaknesses:
•	Deficiencies were identified in the design and operation of our procedures and controls relating to the preparation and review of our income tax provision designed to assure that our tax provision and tax asset and liability balances are properly calculated and recorded for accounting purposes under U.S. generally accepted accounting principles. More specifically, there was insufficient and inadequate review of complex transactions; and insufficient and inadequate processes to assure financial statement income tax accounts are properly reconciled and supported. As a result of our internal control documentation process in fiscal 2005 several complex tax transactions were further analyzed which caused us to review those transactions with our external independent auditors to determine the proper accounting treatment and period. This led to the restatement of certain of our financial statements that is explained at “Introductory Note — Restatement” at page 1 of this Report.

•	Deficiencies were identified in documentation and execution of control procedures related to the financial statement close process for fiscal 2005. Specific significant deficiencies identified include inadequate review and approval of financial information generated to prepare the consolidated financial statements, which were insufficient to detect errors primarily in the (i) calculation of costs included in inventory at two locations, (ii) calculation of certain employee benefit related balances at three locations, and (iii) certain balance sheet classifications. While these deficiencies did not result in a material adjustment to the financial statements, when aggregated these could have resulted in there being more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected.
Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young has issued an attestation report, which is included at Item 8 of this Form 10-K.
Changes in Internal Control — Remediation of Material Weaknesses
On a prospective basis, management will undertake various efforts to remediate the control weaknesses identified in the preceding section, including the following:
•	Income Tax Matters. We will engage additional external advisors to assist and review on a quarterly basis our income tax calculations and to review on a contemporaneous basis transactions that are anticipated to involve complex tax calculations, and we will accelerate the timing of certain tax review activities during the fiscal year end financial close process.

•	Financial Close Process. We will (i) improve processes for documentation and review of significant accounting entries, account reconciliations and non routine journal entries by providing additional training to business unit Controllers on the requirements of U. S. generally accepted accounting principles, establishing more specific financial accounting policies and performing additional corporate reviews of inventory costs and employee related liabilities, and (ii) where appropriate, allow for more timely reconciliation processes. On a longer term basis, we have also initiated a program to consolidate financial reporting activities into fewer, but larger units and plan to implement a common business system among these units.
There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will, however, take the actions, described in the preceding subparagraphs, to strengthen our internal control over financial reporting and address the material weaknesses identified above.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information Concerning Directors and Executive Officers
The information required by this item relating to directors and executive officers of the Company, the Company’s Audit Committee and Section 16(a) Compliance is incorporated herein by reference to that part of the information under “Election of Directors,” “Security Ownership” and “Section 16 Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on January 11, 2006. Certain information concerning executive officers of the Company appears under “Executive Officers of the Registrant” at Part 1 of this Report.
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
The information required by this Item 11 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on January 11, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table shows certain information as of August 31, 2005 with respect to compensation plans under which common shares of the Company are authorized for issuance:
Equity Compensation Plan Information

			(c)
			Number of Common
	(a)		Shares remaining
	Number of Common	(b)	available for future
	Shares to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,034,001	$24.44	1,200,000
Equity compensation plans not approved by security holders	0	0	0

Total	1,034,001	$24.44	1,200,000

The other information required by this Item 12 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on January 11, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item 13 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on January 11, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on January 11, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	FINANCIAL STATEMENTS

The following consolidated financial statements of Robbins & Myers, Inc. and its subsidiaries are at Item 8 hereof.

Consolidated Balance Sheet — August 31, 2005 and 2004.

Consolidated Statement of Operations — Years ended August 31, 2005, 2004, and 2003.

Consolidated Shareholders’ Equity Statement — Years ended August 31, 2005, 2004, and 2003.

Consolidated Cash Flow Statement — Years ended August 31, 2005, 2004, and 2003.

Notes to Consolidated Financial Statements.

(a) (2)	FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3)	EXHIBITS. See INDEX to EXHIBITS.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Robbins & Myers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of November, 2005.

ROBBINS & MYERS, INC.
BY	/s/ Peter C. Wallace
Peter C. Wallace
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Robbins & Myers, Inc. and in the capacities and on the date indicated:

NAME	TITLE	DATE

/s/ Peter C. Wallace Peter C. Wallace	Director, President and Chief Executive Officer	November 29, 2005
/s/ Kevin J. Brown Kevin J. Brown	Vice President and Chief Financial Officer (Principal Financial Officer)	November 29, 2005
/s/ Thomas J. Schockman Thomas J. Schockman	Corporate Controller (Principal Accounting Officer)	November 29, 2005

*Thomas P. Loftis	Chairman Of Board	November 29, 2005
*Daniel W. Duval	Director	November 29, 2005
*David T. Gibbons	Director	November 29, 2005
*Robert J. Kegerreis	Director	November 29, 2005
*William D. Manning	Director	November 29, 2005
*Dale L. Medford	Director	November 29, 2005
*Jerome F. Tatar	Director	November 29, 2005

*The undersigned, by signing his name hereto, executes this Report on Form 10-K for the year ended August 31, 2005 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.

/s/ Peter C. Wallace
Peter C. Wallace
Their Attorney-in-fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charged	Charged
	Balance at	to Costs	to Other			Balance at
	Beginning	and	Accounts-	Deductions-		End of
Description	of Period	Expenses	Describe	Describe		Period
Year Ended August 31, 2005
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$4,018	$1,088	$0	$474	(1)	$4,632
Inventory obsolescence	20,651	3,425	0	2,725	(2)	21,351
Other reserves:
Warranty claims	8,330	3,348	0	2,502	(3)	9,176
Current & L-T insurance reserves	2,203	1,680	0	1,785	(4)	2,098
Restructure reserves	667	5,677	0	5,270	(5)	1,074

Year Ended August 31, 2004
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$3,278	$1,099	$0	$359	(1)	$4,018
Inventory obsolescence	22,336	1,664	0	3,349	(2)	20,651
Other reserves:
Warranty claims	9,310	1,613	0	2,593	(3)	8,330
Current & L-T insurance reserves	2,116	762	0	675	(4)	2,203
Restructure reserves	0	761	0	94	(5)	667

Year Ended August 31, 2003
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$2,717	$807	$0	$246	(1)	$3,278
Inventory obsolescence	20,875	4,000	0	2,539	(2)	22,336
Other reserves:
Warranty claims	9,405	1,677	0	1,772	(3)	9,310
Current & L-T insurance reserves	2,247	2,619	0	2,750	(4)	2,116

Note (1)	Represents accounts receivable written off against the reserve.

Note (2)	Inventory items scrapped and written off against the reserve.

Note (3)	Warranty cost incurred applied against the reserve.

Note (4)	Spending against casualty reserve.

Note (5)	Spending against restructure reserve.

INDEX TO EXHIBITS

(3)	ARTICLES OF INCORPORATION AND BY-LAWS:

	3.1	Amended Articles of Incorporation of Robbins & Myers, Inc. were filed as Exhibit 3.1 to our Report on Form 10-Q for the quarter ended February 28, 1998	*

	3.2	Code of Regulations of Robbins & Myers, Inc. was filed as Exhibit 3.2 to our Annual Report on Form 10-K for the year ended August 31, 2001	*

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

	4.1	Third Amended and Restated Credit Agreement dated October 7, 2003 among Robbins & Myers, Inc., the Lenders named therein, Bank One, N.A. as Administrative Agent and Issuing Bank, Harris Trust and Savings Bank, as Co-Syndication Agent, National City Bank, as Co-Syndication Agent, Wachovia Bank, N.A., as Co-Documentation Agent and The Bank of Nova Scotia, as Co-Documentation Agent and Issuing Bank, was filed as Exhibit 4.1 to our Annual Report on Form 10-K for the year Ended August 31, 2003	*

	4.2	Amendment No.1 dated April 21, 2004 to the Third Amended and Restated Credit Agreement dated as of October 7, 2003, by and among Robbins & Myers Inc., Robbins & Myers Finance B.V., and Bank One, N.A., individually and as administrative agent, and the other financial institutions named therein was filed as exhibit 10.1 to our Report on Form 10-Q for the quarter ended May 31, 2004.	C

	4.3	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated November 23, 2004, was filed as Exhibit 4.1 to our Current Report on Form 8-K dated December 1, 2004	*

	4.4		Amended and Restated Pledge and Security Agreement between Robbins & Myers, Inc. and Bank One, Dayton, N.A., dated May 15, 1998 was filed as Exhibit 4.2 to our Report on Form 10-K for the year ended August 31, 2003.	*

	4.5		Form of $100 million senior note agreement dated May 1, 1998 was filed as Exhibit 4.1 to our Report on Form 10-Q for the quarter ended May 31, 1998	*

	4.6		Robbins & Myers, Inc. 10.00% Subordinated Note Due 2006 in the principal amount of Euro 2,452,000, dated August 31, 2001	R

	4.7		Robbins & Myers, Inc. 10.00% Subordinated Notes Due 2007 in the principal amount of Euro 18,190,662, dated February 28, 2002	R

	4.8		Form of Indenture related to 8.0% Convertible Notes due 2008 between Robbins & Myers, Inc. and U..S. Bank National Associate, as Trustee, was filed as Exhibit (d) (2) with our Schedule TO filed January 8, 2003	*

(10)	MATERIAL	CONTRACTS:

	10.1		Robbins & Myers, Inc. Cash Balance Pension Plan (As Amended and Restated Effective as of October 1, 1999) was filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended August 31, 2001	*/M

	10.2		Third Amendment to Robbins & Myers, Inc. Cash Balance Pension Plan, dated October 31, 2005, was filed as Exhibit 10.1 to our Current Report on Form 8-K dated November 3, 2005	*/M

	10.3		Robbins & Myers, Inc. Employee Savings Plan as amended through August 31, 2000 was filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended August 31, 2000	*/M

	10.4		Robbins & Myers, Inc. Executive Supplemental Retirement Plan adopted February 2000 and Amendment No. 1 to such Plan adopted August 2000 was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2000	*/M

	10.5		Robbins & Myers, Inc. Executive Supplemental Pension Plan adopted July 2000 was filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended August 31, 2000	*/M

10.6	Form of Indemnification Agreement between Robbins & Myers, Inc., and each director was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2001	*/M

10.7	Robbins & Myers, Inc. 1994 Directors Stock Compensation Plan was filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended August 31, 2001	*/M

10.8	Robbins & Myers, Inc. 1994 Long-Term Incentive Stock Plan as amended was filed as Exhibit 10.11 to our Report on Form 10-K for the year ended August 31, 1996	*/M

10.9	Robbins & Myers, Inc. 1995 Stock Option Plan for Non-Employee Directors was filed as Exhibit 10.12 to our Report on Form 10-K for the year ended August 31, 1996	*/M

10.10	Robbins & Myers, Inc. Senior Executive Annual Cash Bonus Plan was filed as Exhibit 10.13 to our Report on Form 10-K for the year ended August 31, 1996	*/M

10.11	Salary Continuation Agreement between Robbins & Myers, Inc. and Peter C. Wallace, dated May 21, 2004 was filed as Exhibit 10.2 to our Report on Form 10-Q for the quarter Ended May 31, 2004	*/M

10.12	Robbins & Myers, Inc. 1999 Long-Term Incentive Stock Plan was filed as Exhibit 4.3 to our Registration Statement on Form S-8 (No. 333-35856)	*/M

10.13	Mutual Severance Agreement among Robbins & Myers, Inc., Robbins & Myers Europe A.G. and Karl H. Bergmann, dated November 26, 2004, was filed as Exhibit 10.1 to our Annual Report on Form 8-K, dated December 1, 2004	*/M

10.14	Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q dated April 5, 2005	*/M

10.15	Form of Award Agreement for Restricted Share Award to Non-Employee Director under Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended was filed as Exhibit 10.1 to our Current Report on Form 8-K, dated December 13, 2004	*/M

10.16	Form of Option Award Agreement under Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 6, 2005 was filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 11, 2005	*/M

10.17	Form of Award Agreement for Restricted Share Award under Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 6, 2004 was filed as Exhibit 10.1 to our Current Report on Form 8-K dated October 11, 2005	*/M

10.18	Award Agreement for Special Restricted Share Award to Peter C. Wallace under Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 6, 2005 was filed as Exhibit 10.1 to our current Report on Form 8-K dated October 11, 2005	*/M

10.19	Award Agreement for Special Restricted Share Award to Saeid Rahimian under Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 6, 2005 was filed as Exhibit 10.1 to our current Report on Form 8-K dated October 11, 2005	*/M

10.20	Award Agreement for Performance Share Award to Peter C. Wallace under Robbins & Myers, Inc. 2004 Stock Incentive Program As Amended approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 6, 2005 was filed as Exhibit 10.1 to our current Report on 8-K dated October 11, 2005	*/M

(14)	CODE OF CONDUCT

	14.1	Robbins & Myers, Inc. Code of Business Conduct was Filed as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended August 31, 2003	*

(21)	SUBSIDIARIES OF THE REGISTRANT

	21.1	Subsidiaries of Robbins & Myers, Inc.	F

(23)	CONSENTS OF EXPERTS AND COUNSEL

	23.1	Consent of Ernst & Young LLP	F

(24)	POWER OF ATTORNEY

	24.1	Powers of Attorney of any person who signed this Report on Form 10-K on behalf of another pursuant to a Power of Attorney	F

(31)	RULE 13A — 14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	F

	31.2	Rule 13a-14(a) CFO Certification	F

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	F

	32.2	Section 1350 CFO Certification	F

“F”	Indicates Exhibit is being filed with this Report.

“*”	Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission. Unless otherwise indicated, all documents incorporated by reference herein were filed under Commission File No. 0-288.

“R”	Instrument with respect to indebtedness that does not exceed 10% of the Company’s total assets which is not being filed, but will be furnished to the Commission upon its request.

“M”	Indicates management contract or compensatory arrangement.

“C”	Confidential treatment requested as to certain portions, which have been filed separately with the Securities and Exchange Commission.