Form 10-Q
period 2005-11-30
ROBBINS & MYERS INC
filed 2006-01-09
CIK 84290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2005	File Number 0-288
Robbins & Myers, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1400 Kettering Tower, Dayton, Ohio	45423

(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(937) 222-2610

None

Former name, former address and former fiscal year if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☑
Common shares, without par value, outstanding as of November 30, 2005: 14,725,905

Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II—Other Information
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-31.1 Certification 302 - CEO
EX-31.2 Certification 302 - CFO
EX-32.1 Certification 906 - CEO
EX-32.2 Certification 906 - CFO

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	November 30,	August 31,
	2005	2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,423	$23,043
Accounts receivable	124,809	128,676
Inventories:
Finished products	34,624	35,538
Work in process	31,844	30,201
Raw materials	36,801	36,913

	103,269	102,652
Other current assets	8,379	7,121
Deferred taxes	9,654	10,216

Total Current Assets	263,534	271,708
Goodwill	275,350	309,281
Other Intangible Assets	13,147	14,927
Other Assets	13,829	13,807
Property, Plant and Equipment	273,401	274,439
Less accumulated depreciation	(145,531)	(143,827)

	127,870	130,612

TOTAL ASSETS	$693,730	$740,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$59,271	$67,183
Accrued expenses	96,659	97,090
Current portion of long-term debt	11,764	8,616

Total Current Liabilities	167,694	172,889
Long-Term Debt—Less Current Portion	166,383	166,792
Deferred Taxes	3,673	3,721
Other Long-Term Liabilities	81,898	86,149
Minority Interest	9,308	9,939
Shareholders’ Equity
Common stock	110,668	110,281
Retained earnings	163,426	193,968
Accumulated other comprehensive loss	(9,320)	(3,404)

Total Shareholders’ Equity	264,774	300,845

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$693,730	$740,335

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	November 30,
	2005	2004
		(restated)
Net sales	$138,959	$132,455
Cost of sales	92,217	90,048

Gross profit	46,742	42,407
SG&A expenses	40,744	37,670
Amortization expense	439	595
Goodwill impairment charge	30,000	0
Other	818	4,225

Loss before interest and income taxes	(25,259)	(83)
Interest expense	3,523	3,539

Loss before income taxes and minority interest	(28,782)	(3,622)
Income tax expense (benefit)	687	(3,014)
Minority interest	265	263

Net loss	$(29,734)	$(871)

Net loss per share:
Basic	$(2.02)	$(0.06)

Diluted	$(2.02)	$(0.06)

Dividends per share:
Declared	$0.055	$0.055

Paid	$0.055	$0.055

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	November 30,
	2005	2004
		(restated)
Operating Activities:
Net loss	$(29,734)	$(871)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation	4,179	4,510
Amortization	439	595
Goodwill impairment charge	30,000	0
Stock compensation expense	179	0
Changes in operating assets and liabilities:
Accounts receivable	1,502	10,872
Inventories	(2,514)	(8,374)
Accounts payable	(6,869)	(8,062)
Accrued expenses	(2,272)	(6,045)
Other	(317)	2,054

Net Cash and Cash Equivalents Used by Operating Activities	(5,407)	(5,321)

Investing Activities:
Capital expenditures, net of nominal disposals	(3,687)	(2,828)

Net Cash and Cash Equivalents Used by Investing Activities	(3,687)	(2,828)

Financing Activities:
Proceeds from debt borrowings	7,630	19,139
Payments of long-term debt	(3,697)	(7,851)
Amended credit agreement fees	0	(262)
Proceeds from sale of common stock	349	365
Dividends paid	(808)	(799)

Net Cash and Cash Equivalents Provided by Financing Activities	3,474	10,592

(Decrease) Increase in Cash and Cash Equivalents	(5,620)	2,443
Cash and Cash Equivalents at Beginning of Period	23,043	8,640

Cash and Cash Equivalents at End of Period	$17,423	$11,083

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 2005
(Unaudited)
NOTE 1—Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“we” “our”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of November 30, 2005 and August 31, 2005, and the results of our operations and cash flows for the three month periods ended November 30, 2005 and 2004. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. Beginning in the first quarter of fiscal 2006, we are reporting realigned segments. The amounts presented for fiscal 2005 have been restated to reflect this realignment.
While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in our most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2005. A summary of our significant accounting policies is presented therein on page 36. There have been no material changes in the accounting policies followed by us during fiscal year 2006.
NOTE 2 – Restatement of Prior Financial Information
We have restated our historical Consolidated Financial Statements for the cumulative impact of errors in income tax expense. For more information with respect to the restatement, see “Note 2” to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for fiscal 2005. We did not amend our previously filed Quarterly Reports on Form 10-Q for the restatement. Therefore the financial statements and related financial information contained in such reports should no longer be relied upon.

The following table presents the effects of the restatement on the Consolidated Condensed Statement of Operations of the previously reported quarters of fiscal 2005 (in thousands, except per share amounts):

	Fiscal 2005
	First	Second	Third
	Quarter	Quarter	Quarter
Decrease (Increase) in income tax expense from adjustments	$1,674	($1,004)	($1,891)

Net (loss) income as previously reported	(2,545)	1,055	2,114

Net (loss) income as restated	($871)	$51	$223

Net (loss) income per share as previously reported:
Basic	($0.18)	$0.07	$0.14

Diluted	($0.18)	$0.07	$0.14

Net (loss) income per share as restated:
Basic	($0.06)	$0.00	$0.02

Diluted	($0.06)	$0.00	$0.02

NOTE 3 – Statement of Operations Information
Beginning with the first quarter of fiscal 2006, we are reporting realigned segments. The new segment structure is a result of a significant reorganization of management, operations and reporting that occurred during the first quarter of fiscal 2006. The Fluid Management segment is comprised of the R&M Energy Systems, Moyno and Tarby product lines. The Process Solutions segment is comprised of the Pfaudler, Tycon Technoglass, Chemineer and Edlon product lines. The Romaco segment includes the Hapa, Laetus, FrymaKoruma, Noack, Siebler, Macofar, Promatic, Unipac, IPM, Zanchetta and Bosspak product lines.
As a result of the segment realignment, the goodwill recorded as of August 31, 2005 was allocated to the aforementioned product lines based on their relative fair value in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). The aggregate goodwill for each new segment is the sum of the reallocated goodwill for the product lines comprising the segment. In addition, during the first quarter and subsequent to the end of the first quarter, discussions about the sale of Romaco progressed and provided additional information regarding the fair value of Romaco. After considering the fair value of the Romaco segment, management determined there was an indicator of goodwill impairment under the rules of FAS 142. Management estimated the fair value of the Romaco segment using current prices that the Company may receive in the potential disposition of all or parts of Romaco. Based on these estimates, management estimated that goodwill in the Romaco segment should be written down by $30,000,000. This charge has been included in the first quarter earnings. A formal appraisal will be used to determine the final goodwill write-down, and the results of the appraisal could differ from management’s current estimate.

Unless otherwise noted the recorded costs mentioned below in this note were included on the “other” expense line of our Consolidated Condensed Statement of Operations in the period indicated.
During fiscal 2006 and 2005, we incurred costs related to a restructuring program of our Process Solutions and Romaco segments. The restructuring plan was initiated to improve the profitability of these segments in light of their current worldwide economic conditions. The restructuring plan included the following:
•	Plant closures (one of two Reactor Systems facilities in Italy, a Reactor Systems facility in Mexico and the Unipac facility of Romaco in Italy).

•	Headcount reductions to support the Reactor Systems business reorganization and to bring the personnel costs in line with the current level of business.

•	Headcount reductions at Romaco with the Unipac integration into the Macofar facility and removal of duplicate administrative costs at other locations.
     The fiscal 2005 restructuring activities were as follows:
•	The Unipac facility and the Reactor Systems facility in Italy were sold.

•	The Reactor Systems headcount was reduced by 134.

•	The Romaco headcount was reduced by 108.
The restructuring of our Romaco and Reactor Systems product lines will continue in fiscal 2006 as we continue to consolidate facilities. The consolidation of production facilities will reduce excess production capacity and redundant operating and administrative costs. We expect the fiscal 2006 restructuring costs to be approximately $8,000,000. These costs primarily relate to severance, equipment relocation and costs to exit the facilities.
As a result of the restructuring activities, we recorded costs in fiscal 2005 totaling $3,623,000 in the Process Solutions segment and $4,279,000 in the Romaco segment. The costs in fiscal 2005 were comprised of the following:
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
In the first quarter of fiscal 2005, the costs recorded in the Process Solutions segment were $2,678,000 and the costs recorded in the Romaco segment were $2,285,000. The recorded costs in the first quarter were comprised of the following:
•	$3,727,000 of termination benefits related to the aforementioned headcount reductions.

•	$738,000 to write-down inventory and $175,000 to write-off intangibles related to a discontinued

product line. The inventory charge is included in cost of sales.

•	$323,000 to write-down to estimated net realizable value the Reactor Systems facility in Italy that we exited.
We incurred additional costs of $473,000 in the first quarter of fiscal 2006 in our Romaco segment primarily related to headcount reductions. These personnel reductions are primarily in Germany where we are combining two operations into a single facility and removing redundant costs.
Following is a progression of the liability for termination benefits:

(In thousands)
Liability as of August 31, 2005	$1,074
Payments made	(872)
Costs incurred	349
Change in estimate	0

Liability at November 30, 2005	$551

The Mexico facility is owned by us and will be sold. We expect that facility sale to generate approximately $5,500,000 to $6,000,000 of additional pretax cash proceeds, which exceeds the recorded book value of this facility by approximately $5,400,000 to $5,900,000. We have negotiated a contract for the sale of the Mexico facility but are unable to predict the final transaction date due to ongoing due diligence procedures by the purchaser. The closing of the sale is also contingent upon meeting certain government approvals.
During the fourth quarter of fiscal 2005, we also sold the inventory and equipment related to our lined-pipe and fittings product line of our Process Solutions segment to Crane, Inc. In addition, in our second quarter, we sold another underutilized facility of our Process Solutions segment. The cash proceeds received from these asset sales were $9,732,000. The loss recognized in 2005 as a result of these asset sales was $2,114,000. The loss is primarily a result of the write-down of the land and building in Charleston, West Virginia to net realizable value. The facility in Charleston, West Virginia is where the lined-pipe and fittings product line was located. Based on the results of a third-party appraisal, we expect the facility sale to generate approximately $1,000,000 of pretax cash proceeds. The facility is in good condition and is believed to be readily marketable, but we are unable to predict the specific timing of the sale of the facility.
We incurred additional costs of $345,000 in the first quarter of fiscal 2006 related to the sale of the lined-pipe and fittings product line. These costs were personnel and facility related costs that we incurred in connection with our obligation to provide lined-pipe and fittings manufacturing operations to Crane, Inc. during the first quarter.

NOTE 4—Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three month period ended November 30, 2005, by operating segment, are as follows:

	Process	Fluid
	Solutions	Mgmt.	Romaco
	Segment	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2005	$141,970	$104,653	$62,658	$309,281
Goodwill acquired during the period	0	0	0	0
Goodwill written off during the period	0	0	(30,000)	(30,000)
Translation adjustments and other	(1,169)	231	(2,993)	(3,931)

Balance as of November 30, 2005	$140,801	$104,884	$29,665	$275,350

Information regarding our other intangible assets is as follows:

	As of November 30, 2005			As of August 31, 2005
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and Trademarks	$8,337	$6,120	$2,217	$9,678	$6,027	$3,651
Non-compete Agreements	8,800	5,839	2,961	8,800	5,739	3,061
Financing Costs	8,855	6,720	2,135	8,855	6,495	2,360
Pension Intangible	5,148	0	5,148	5,148	0	5,148
Other	5,939	5,253	686	5,939	5,232	707

Total	$37,079	$23,932	$13,147	$38,420	$23,493	$14,927

NOTE 5—Net Loss per Share

	Three Months Ended
	November 30,
	2005	2004
	(In thousands, except per
	share amounts)
		(restated)
Numerator:
Basic:
Net loss	$(29,734)	$(871)
Effect of dilutive securities:
Convertible debt interest	480	480

Loss attributable to diluted shares	$(29,254)	$(391)

Denominator:
Basic:
Weighted average shares	14,700	14,532
Effect of dilutive securities:
Convertible debt	1,778	1,778
Dilutive options	21	28

Diluted shares	16,499	16,338

Basic net loss per share	$(2.02)	$(0.06)

Diluted net loss per share	$(2.02)	$(0.06)

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
Changes in our product warranty liability during the period are as follows:

Three Months Ended
November 30, 2005
(In thousands)
Balance at beginning of the period	$9,176
Warranties issued during the period	556
Settlements made during the period	(133)
Translation adjustment impact	(92)

Balance at end of the period	$9,507

NOTE 7—Long-Term Debt

November 30, 2005
(In thousands)
Senior debt:
Revolving credit loan	$0
Senior notes	100,000
Other	16,749
10.00% subordinated notes	21,398
8.00% convertible subordinated notes	40,000

Total debt	178,147
Less current portion	11,764

Long-term debt	$166,383

On December 23, 2005, we amended our Bank Credit Agreement (“Agreement”). Refer to our Annual Report on Form 10-K for the year ended August 31, 2005 for a description of the former Agreement. The Agreement provides that we may borrow on a revolving credit basis up to a maximum of $50,000,000. All outstanding amounts under the Agreement are due and payable on November 30, 2007. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. Indebtedness under the Agreement is secured by accounts receivable, inventory, equipment and fixtures of our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. Under this Agreement and other lines of credit, we have $50,000,000 of unused borrowing capacity. However, due to our financial covenants and outstanding standby letters of credit, we could only incur additional indebtedness of $32,165,000 at November 30, 2005. We have $17,835,000 of standby letters of credit outstanding at November 30, 2005. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors.
We have $100,000,000 of Senior Notes (“Senior Notes”) issued in two series. Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and is due May 1, 2008, and Series B in the principal amount of $30,000,000 has an interest rate of 6.84% and is due May 1, 2010. Interest is payable semi-annually on May 1 and November 1. Security for the Senior Notes is shared with our Bank Credit Agrement noted above.
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
We have $21,398,000 of 10.00% Subordinated Notes (“Subordinated Notes”) denominated in euro with the former owner of Romaco. The Subordinated Notes are due in 2007 and interest is payable quarterly.
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
NOTE 8 — Retirement Benefits
Retirement and other postretirement plan costs are as follows:
Pension Benefits

	Three Months Ended
	November 30,
	2005	2004
	(In thousands)
Service cost	$888	$1,058
Interest cost	1,854	2,276
Expected return on plan assets	(1,415)	(1,819)
Amortization of prior service cost	157	130
Amortization of unrecognized losses	322	285

Net periodic benefit cost	$1,806	$1,930

Other Postretirement Benefits

	Three Months Ended
	November 30,
	2005	2004
	(In thousands)
Service cost	$87	$83
Interest cost	457	435
Amortization of prior service cost	55	53
Amortization of unrecognized losses	189	180

Net periodic benefit cost	$788	$751

NOTE 9—Income Taxes
The estimated annual effective tax rate was 56.0% for the three month period of fiscal 2006 after considering the impact of the goodwill impairment charge for which there was no tax benefit. The tax rate for the comparable three month period of fiscal 2005 was 83.2%. The effective tax rate is higher than the statutory U.S. tax rate due to losses in Italy and Germany where the tax benefits were not recognized because of uncertainty about our ability to utilize these tax losses against future taxable income.

NOTE 10—Comprehensive Income

	Three Months Ended
	November 30,
	2005	2004
	(In thousands)
		(restated)
Net loss	$(29,734)	$(871)
Other comprehensive income:
Fair value of interest rate swap	(345)	0
Foreign currency translation	(5,571)	17,932

Comprehensive (loss) income	$(35,650)	$17,061

NOTE 11 – New Accounting Pronouncement
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to officers and other key employees. In addition, we sponsor stock option and stock compensation plans for non-employee directors. Under the plans, the stock option price per share may not be less than the fair market value per share as of the date of grant. For officers and other key employees, outstanding grants become exercisable over a three-year period, while options for non-employee directors are immediately exercisable. Prior to September 1, 2005, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for years ended August 31, 2005 and 2004, nor in the three month period ended November 30, 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective September 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payments, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of fiscal 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for the prior period have not been restated.
As a result of adopting Statement 123(R) on September 1, 2005, our loss before income taxes and net loss for the quarter ended November 30, 2005 are $219,000 and $96,000 higher, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted loss per share for the quarter ended November 30, 2005 would have been $2.01 if we had not adopted Statement 123(R), compared with reported basic and diluted loss per share of $2.02.

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months	Twelve Months Ended
	Ended Nov. 30,	August 31,
	2004	2005	2004
	(In thousands, except per share amounts)
	(restated)
Net (loss) income, as reported	$(871)	$(262)	$11,648

Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	262	1,005	1,089

Pro forma net (loss) income	$(1,133)	$(1,267)	$10,559

(Loss) Income per share:
Basic—as reported	$(0.06)	$(0.02)	$0.80

Basic—pro forma	$(0.08)	$(0.09)	$0.73

Diluted—as reported	$(0.06)	$(0.02)	$0.80

Diluted—pro forma	$(0.08)	$(0.09)	$0.73

NOTE 12—Business Segments
Beginning with the first quarter of fiscal 2006, we are reporting realigned segments (see Note 3 – Statement of Operations Information). The amounts presented for fiscal 2005 have been restated to reflect this realignment. The following tables present information about our reportable business segments.

	Three Months Ended
	November 30,
	2005	2004
	(In thousands)
Unaffiliated customer sales:
Fluid Management	$52,456	$44,931
Process Solutions	53,130	56,823
Romaco	33,373	30,701

Total	$138,959	$132,455

Income (loss) before Interest and Taxes (“EBIT”)
Fluid Management	$11,525	$9,043
Process Solutions	1,909	(108)
Romaco	(33,650)	(5,472)
Corporate and eliminations	(5,043)	(3,546)

Total	$(25,259)	$(83)

	Nov. 30,	Aug. 31,
	2005	2005
	(In thousands)
Identifiable Assets
Fluid Management	$221,574	$215,176
Process Solutions	309,579	326,709
Romaco	153,469	186,464
Corporate and eliminations	9,108	11,986

Total	$693,730	$740,335

Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement of Prior Financial Information
We have restated our historical Consolidated Financial Statements for the cumulative impact of errors in income tax expense. For more information with respect to the restatement, see “Note 2” to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for our fiscal year ended August 31, 2005. We did not amend our previously filed Quarterly Reports on Form 10-Q for the restatement. Therefore the financial statements and related financial information contained in such reports should no longer be relied upon. The first quarter of fiscal 2005 results of operations in this report have been restated. Throughout “Managements Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for the affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.
Results of Operations
Overview
We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the global energy, chemical, pharmaceutical, municipal wastewater and industrial markets. In our estimation our principal brand names — Pfaudler®, Moyno®, Chemineer®, Laetus®, FrymaKoruma®, Siebler®, Hapa® and Hercules® — hold the number one or two market share position in the niche markets they serve. We operate with three market focused business segments: Fluid Management, Process Solutions and Romaco.
Fluid Management. Our Fluid Management business segment includes our Energy Systems, Moyno and Tarby product lines serving oil and gas exploration and recovery, wastewater treatment, chemical processing and other industrial markets. Our Energy Systems product line designs, manufactures and markets equipment and systems used in oil and gas exploration and recovery. Our equipment and systems include hydraulic drilling power sections, down-hole pumps and a broad line of ancillary equipment, such as rod guides, rod and tubing rotators, wellhead systems, pipeline closure products and valves. These products and systems are used at the wellhead and in subsurface drilling and production. Our Moyno and Tarby products are pumps that utilize progressing cavity technology to provide fluids-handling solutions for a wide range of applications involving the flow of viscous, abrasive and solid-laden slurries and sludges.
Process Solutions. Our Process Solutions business segment includes our Reactor Systems, Chemineer and Edlon product lines and is focused primarily on the chemical processing and pharmaceutical markets. Our Reactor Systems product line designs, manufacturers and markets primary processing equipment and engineered systems and we believe has the leading worldwide position in glass-lined reactors and storage vessels. Our Chemineer products are high-quality standard and customized fluid-agitation equipment and systems. Our Edlon products are customized fluoropolymer-lined fittings, vessels and accessories.
Romaco Our Romaco product line designs, manufacturers and markets secondary processing, and packaging equipment to the pharmaceutical and cosmetics markets. The product lines include dosing, filling, printing and security equipment.
We have manufacturing facilities in 15 countries and approximately 63% of our sales are international sales.
For our first quarter of fiscal 2006, ended November 30, 2005, our consolidated net sales were $139.0 million which was $6.5 million higher than the first quarter of fiscal 2005. For the fiscal 2006 first quarter, we recorded a net loss of $29.7 million versus a net loss of $0.9 million in the comparable prior year quarter. The primary reason for the profit decline is a goodwill impairment charge of $30.0 million in our Romaco segment.
We have previously announced that we were involved in discussions with other parties that may or may not lead to a disposition of one or more of our Romaco business units and had hired an investment banker to assist us in those discussions. The discussions are continuing. No agreement has been reached with any party relating to the purchase of our Romaco business units and there can be no assurance that any such agreement can be concluded.
The following tables present the components of our consolidated statement of operations and segment information for the three month periods of fiscal 2006 and 2005.

	Three Months Ended
	November 30,
	2005	2004
Net Sales	100.0%	100.0%
Cost of sales	66.4	68.0

Gross profit	33.6	32.0
SG&A expenses	29.3	28.4
Amortization	0.3	0.5
Goodwill impairment charge	21.6	0.0
Other	0.6	3.2

EBIT	(18.2)%	(0.1)%

	Three Months Ended
	November 30,
	2005	2004
	(In thousands, except %’s)
Segment
Fluid Management:
Sales	$52,456	$44,931
EBIT	11,525	9,043
EBIT %	22.0%	20.1%

Process Solutions:
Sales	$53,130	$56,823
EBIT	1,909	(108)
EBIT %	3.6%	(0.2)%

Romaco:
Sales	$33,373	$30,701
EBIT	(33,650)	(5,472)
EBIT %	(100.8)%	(17.8)%
Impact of Goodwill Impairment and Restructuring Charges
Beginning with the first quarter of fiscal 2006, we are reporting realigned segments as set forth above. The new segment structure is a result of a significant reorganization of management, operations and reporting that occurred during the first quarter of fiscal 2006. The Fluid Management segment is comprised of the R&M Energy Systems, Moyno and Tarby product lines. The Process Solutions segment is comprised of the Pfaudler, Tycon Technoglass, Chemineer and Edlon product lines. The Romaco segment includes the Hapa, Laetus, FrymaKoruma, Noack, Siebler, Macofar, Promatic, Unipac, IPM, Zanchetta and Bosspak product lines.
As a result of the segment realignment, the goodwill recorded as of August 31, 2005 was allocated to the aforementioned product lines based on their relative fair value in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). The aggregate goodwill for each new segment is the sum of the reallocated goodwill for the product lines comprising the segment. In addition, during the first quarter and subsequent to the end of the first quarter, discussions about the sale of Romaco progressed and provided additional information regarding the fair value of Romaco. After considering the fair value of the Romaco segment, management determined there was an indicator of goodwill impairment under the rules of FAS 142. Management estimated the fair value of the Romaco segment using current prices that the Company may receive in the potential disposition of all or parts of Romaco. Based on these estimates, management estimated that goodwill in the Romaco segment should be written down by $30.0 million. This charge has been included in the first quarter earnings. A formal appraisal will be used to determine the final goodwill write-down, and the results of the appraisal could differ from management’s current estimate.
During fiscal 2005 we incurred costs related to a restructuring program of our Process Solutions and Romaco segments. The restructuring plan was initiated to improve the profitability of these segments in light of current worldwide economic conditions. The restructuring plan included the following:
•	Plant closures (one of two Reactor Systems facilities in Italy, a Reactor Systems facility in Mexico and the Unipac facility of Romaco in Italy).

•	Headcount reductions to support the Reactor Systems business reorganization and to bring the personnel costs in line with the current level of business.

•	Headcount reductions at Romaco with the Unipac integration into the Macofar facility and removal of duplicate administrative costs at other locations.
The fiscal 2005 restructuring activities were as follows:
•	The Unipac facility and the Reactor Systems facility in Italy were sold.

•	The Reactor Systems headcount was reduced by 134.

•	The Romaco headcount was reduced by 108.
The restructuring of our Romaco and Reactor Systems product lines will continue in fiscal 2006 as we continue to consolidate facilities. The consolidation of production facilities will reduce excess production capacity and redundant operating and administrative costs. We expect the fiscal 2006 restructuring costs to be approximately $8.0 million. These costs primarily relate to severance, equipment relocation and costs to exit the facilities.
As a result of the restructuring activities, we recorded costs in fiscal 2005 totaling $3.6 million in the Process Solutions segment and $4.3 million in the Romaco segment. The costs in fiscal 2005 were comprised of the following:
•	$5.7 million of termination benefits related to the aforementioned headcount reductions.

•	$1.1 million to write-down inventory and $0.4 to write-off intangibles related to discontinued product lines. The inventory charge was included in cost of sales.

•	$0.3 million to write-down to estimated net realizable value the facilities that we exited and prepare the facilities for sale.

•	$0.4 million to write down equipment to net realizable value, relocate equipment, relocate employees and other costs.
The Mexico facility is owned by us and will be sold. We expect that facility sale to generate approximately $5.5 million to $6.0 million of additional pretax cash proceeds, which exceeds the recorded book value of this facility by approximately $5.4 million to $5.9 million. We have negotiated a contract for the sale of the Mexico facility but are unable to predict the final transaction date due to ongoing due diligence procedures by the purchaser. The closing of the sale is also contingent upon meeting certain government approvals.
In the first quarter of fiscal 2005, the costs recorded in the Process Solutions segment were $2.7 million and the costs recorded in the Romaco segment were $2.3 million. The recorded costs in the first quarter were comprised of the following:
•	$3.8 million of termination benefits related to the aforementioned headcount reductions.

•	$0.7 million to write-down inventory and $0.2 million to write-off intangibles related to a discontinued product line. The inventory charge is included in cost of sales.

•	$0.3 million to write-down to estimated net realizable value the Reactor Systems facility in Italy that we exited.
We incurred additional severance costs of $0.5 million in the first quarter of fiscal 2006 in our Romaco segment related to additional headcount reductions. These personnel reductions are primarily in Germany where we are combining two operations into a single facility and removing redundant costs.
During the fourth quarter of fiscal 2005, we also sold the inventory and equipment related to our lined pipe and fittings product line of our Process Solutions segment to Crane, Inc. In addition, in our second quarter, we sold another underutilized facility of our Process Solutions segment. The cash proceeds received from these asset sales were $9.7 million. The loss recognized in 2005 as a result of these asset sales was $2.1 million. The loss is primarily a result of the write-down of the land and building in Charleston, West Virginia to net realizable value. The facility in Charleston, West Virginia is where the lined-pipe and fittings product line was located. Based on the results of a third-party appraisal, we expect the facility sale to generate approximately $1.0 million of pretax cash proceeds. The facility is in good condition and is believed to be readily marketable, but we are unable to predict the specific timing of the sale of the facility.
We incurred additional costs of $0.3 million in the first quarter of fiscal 2006 related to the sale of the lined-pipe and fittings product line. These costs were personnel and facility related costs that we incurred in connection with our obligation to provide lined-pipe and fittings manufacturing operations to Crane, Inc. during the first quarter.
Net Sales
Consolidated net sales for the first quarter of fiscal 2006 were $139.0 million which were $6.5 million higher than net sales for the first quarter of fiscal 2005.
The Fluid Management segment had sales of $52.5 million in the first quarter of fiscal 2006 compared with $44.9 million in the first quarter of fiscal 2005. The sales increase is from strong demand for oilfield equipment products due to high levels of oil and gas exploration and recovery activity as well as improved chemical processing and general industrial markets. Orders for this segment increased from $48.2 million in the first quarter of fiscal 2005 to $49.9 million in the first quarter of fiscal 2006. The orders in the first quarter of fiscal 2005 included a few large international orders with longer lead times which is not typical for this segment.
The Process Solutions segment had sales of $53.1 million in the first quarter of fiscal 2006 compared with $56.8 million in the first quarter of fiscal 2005. Approximately $2.5 million of the sales decline relates to the sale of the lined pipe and fittings product line which was sold in the fourth quarter of fiscal 2005. The remaining decline is a result of lower Pfaudler product line sales in the U.S. and Europe to pharmaceutical customers. Incoming orders in this segment were $59.0 million in the first quarter of fiscal 2006 compared with $66.2 million in the first quarter of fiscal 2005. The first quarter of fiscal 2005 included an $8.0 million order from a Chinese customer. There were no projects of this size in the first quarter of fiscal 2006.
The Romaco segment had sales of $33.4 million in the first quarter of fiscal 2006 compared with $30.7 million in the first quarter of fiscal 2005. The increase reflects an improvement in aftermarket sales during the quarter. However, the overall market conditions in Europe remain difficult. Consolidation within the Pharmaceutical industry and weak economic conditions in Europe have caused excess production capacity in the Pharmaceutical industry. The purchase of capital equipment by these pharmaceutical companies has declined and new projects are being delayed, which has negatively impacted sales of our products.

Incoming orders in this segment decreased to $37.4 million in the first quarter of fiscal 2006 compared with $41.7 million in the first quarter of fiscal 2005.
Earnings Before Interest and Income Taxes (EBIT)
The Company’s operating performance is evaluated using several measures. One of those measures, EBIT is income before interest and income taxes and is reconciled to net loss on our Consolidated Condensed Statement of Operations. We evaluate performance of our business segments and allocate resources based on EBIT. EBIT is not, however, a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income as a measure of our operating results. EBIT is not a measure of cash available for use by management.
Consolidated EBIT for the first quarter of fiscal 2006 was negative $25.3 million compared with negative $0.1 million in the first quarter of fiscal 2005. Included in the current quarter’s EBIT are the aforementioned goodwill impairment charge of $30.0 million and $0.8 million of costs related to the restructuring of our Romaco and Process Solutions segments compared with restructuring costs of $4.2 million in prior year.
The Fluid Management segment had EBIT of $11.5 million in the first quarter of fiscal 2006 compared with $9.0 million in the first quarter of fiscal 2005. The increase in EBIT is due to the increase in sales volumes described above.
The Process Solutions segment had EBIT of $1.9 million in the first quarter of fiscal 2006 compared with negative $0.1 million in the first quarter of fiscal 2005. The restructuring costs were $2.3 million lower in the first quarter of fiscal 2006 than the comparable prior year period. In addition, sales declined by $3.7 million which resulted in a decrease in EBIT of $1.0 million. The remaining improvement in EBIT is from headcount reductions that occurred during fiscal 2005 as a result of our restructuring program.
The Romaco segment had EBIT of negative $33.7 million in the first quarter of fiscal 2006 compared with negative $5.5 million in the first quarter of fiscal 2005. Included in the first quarter of fiscal 2006 EBIT is the aforementioned goodwill impairment charge of $30.0 million and restructuring charges of $0.5 million. The restructuring charges included in the first quarter of fiscal 2005 were $2.3 million. After considering the restructuring and goodwill impairment charges, Romaco’s EBIT in the first quarter of fiscal 2006 is consistent with the first quarter of fiscal 2005 despite a sales volume increase of $2.7 million. This is a result of lower profit margins on Romaco’s products due to aggressive pricing by competitors.
Interest Expense
Interest expense was $3.5 million in the first quarter of fiscal 2006 and 2005. Our average debt levels were lower in fiscal 2006; however, this was offset by higher interest rates.
Income Taxes
The estimated annual effective tax rate was 56.0% for the three month period of fiscal 2006 after considering the impact of the goodwill impairment charge for which there was no tax benefit. The tax rate for the comparable three month period of fiscal 2005 was 83.2%. The effective tax rate is higher than the statutory U.S. tax rate due to losses in Italy and Germany where no tax benefit can be recognized because of uncertainty about our ability to utilize these tax losses against future taxable income.
Liquidity and Capital Resources
Operating Activities
In the first quarter of fiscal 2006, our cash flow used by operations was $5.4 million compared with cash flow used by operations of $5.3 million in the first quarter of fiscal 2005. The negative cash flow from operating activities in the first quarter is due to semi-annual interest payments and pension contributions.

We expect our fiscal 2006 operating cash flow to be adequate to fund the fiscal year 2006 operating needs, scheduled debt service, shareholder dividend requirements and planned capital expenditures of approximately $20.0 million. Our planned capital expenditures are related to additional production capacity in China, cost reductions and replacement items.
Investing Activities
Our capital expenditures were $3.7 million in the first quarter of fiscal 2006 compared with $2.8 million in the first quarter of fiscal 2005. The majority of our capital expenditures were for replacement of equipment.
Credit Agreement
On December 23, 2005, we amended our Bank Credit Agreement (“Agreement”). Refer to our Annual Report on Form 10-K for the year ended August 31, 2005 for a description of the former Agreement. The Agreement provides that we may borrow on a revolving credit basis up to a maximum of $50.0 million. All outstanding amounts under the Agreement are due and payable on November 30, 2007. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. Indebtedness under the Agreement is secured by accounts receivable, inventory, equipment and fixtures of our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. Under this Agreement and other lines of credit, we have $50.0 million of unused borrowing capacity. However, due to our financial covenants and outstanding standby letters of credit, we could only incur additional indebtedness of $32.2 million at November 30, 2005. We have $17.8 million of standby letters of credit outstanding at November 30, 2005. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors.
Following is information regarding our long-term contractual obligations and other commitments outstanding as of November 30, 2005:

	Payments Due by Period
			Two to
Long-term contractual		One year	three	Four to	After five
obligations	Total	or less	years	five years	years
			(In thousands)
Long-term debt	$178,147	$11,764	$134,758	$31,200	$425
Capital lease obligations	0	0	0	0	0
Operating leases (1)	20,000	5,000	7,600	4,700	2,700
Unconditional purchase obligations	0	0	0	0	0

Total contractual cash obligations	$198,147	$16,764	$142,358	$35,900	$3,125

(1)	Operating leases are estimated as of November 30, 2005 and consist primarily of building and equipment leases.

	Amount of Commitment Expiration Per Period
			Two to
Other commercial		One year	three	Four to	After five
commitments	Total	or less	years	five years	years
			(In thousands)
Lines of credit	$0	$0	$0	$0	$0
Standby letters of credit	17,835	17,835	0	0	0
Guarantees	0	0	0	0	0
Standby repurchase obligations	0	0	0	0	0
Other commercial commitments	159	159	0	0	0

Total commercial commitments	$17,994	$17,994	$0	$0	$0

Critical Accounting Policies
In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are straightforward. There are, however, some policies that are critical because they are important in determining the financial condition and results of operations and some may involve management judgments due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts. These policies are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Report on Form 10-K for the year ended August 31, 2005. There have been no material changes in the accounting policies followed by us during fiscal 2006.
Safe Harbor Statement
In addition to historical information, this Form 10-Q contains forward-looking statements, identified by use of words such as “expects,” “anticipates,” “estimates,” and similar expressions. These statements reflect the Company’s expectations at the time this Form 10-Q was filed. Actual events and results may differ materially from those described in the forward-looking statements. Among the factors that could cause material differences are a significant decline in capital expenditures in specialty chemical and pharmaceutical industries, a major decline in oil and natural gas prices, foreign exchange rate fluctuations, the impacts of Sarbanes-Oxley section 404 procedures, work stoppages related to union negotiations, customer order cancellations, the ability of the Company to comply with the financial covenants and other provisions of its financing arrangements, the ability of the Company to realize the benefits of its restructuring program in its Romaco and Process Solutions Segments, including the receipt of cash proceeds from the sale of excess facilities and Romaco units, results of business unit appraisals, and general economic conditions that can affect demand in the markets served by the Company. The Company undertakes no obligation to update or revise any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In our normal operations we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended November 30, 2005. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August, 31, 2005.
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of November 30, 2005. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.
During the first quarter of fiscal 2006, we took steps toward remediating the identified material weaknesses relating to income tax matters and the financial statement close process discussed in detail in our Form 10-K for the year ended August 31, 2005. With regard to income tax matters, these steps included engaging additional external advisors to assist and review on a quarterly basis our income tax calculations for financial accounting purposes and to review on a contemporaneous basis transactions that involve complex tax calculations. With regard to the financial statement close process, we have initiated additional corporate reviews of inventory and employee related liabilities. However, as of November 30, 2005 we had not yet completed the remediation of these material weaknesses. Therefore, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of that date. Our current plan anticipates the remediation of these material weaknesses prior to the end of our fiscal year.
(B) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described in the preceding paragraph.
Part II—Other Information
Item 6. Exhibits
          a) Exhibits — see INDEX TO EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.

DATE: January 9, 2006	BY:	/s/ Kevin J. Brown

Kevin J. Brown
Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: January 9, 2006	BY:	/s/ Thomas J. Schockman

Thomas J. Schockman
Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
HOLDERS, INCLUDING INDENTURES:

	4.1	Fourth Amended and Restated Credit Agreement dated December 23, 2005 among Robbins & Myers, Inc., Robbins & Myers Finance Europe B.V. the Lenders named in the amended agreement and JP Morgan Chase Bank, N.A. as Administrative Agent and Issuing Bank was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 28, 2005.	(I)

(10)	MATERIAL CONTRACTS

	10.1	Form of Option Award Agreement under Robbins & Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 6, 2005 was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2005.	(I)

	10.2	Form of Award Agreement for Restricted Share Award under Robbins & Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 6, 2005 was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 12, 2005.	(I)

	10.3	Award Agreement for Special Restricted Share Award to Peter C. Wallace under Robbins & Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 6, 2005 was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 12, 2005.	(I)

	10.4	Award Agreement for Special Restricted Share Award to Saeid Rahimian under Robbins & Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 6, 2005 was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2005.	(I)

	10.5	Award Agreement for Performance Share Award to Peter C. Wallace under Robbins & Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 6, 2005 was filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 12, 2005.	(I)

	10.6	Third Amendment to the Robbins & Myers, Inc. Cash Balance Pension Plan, dated October 31, 2005, was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2005.	(I)

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	(F)

	31.2	Rule 13a-14(a) CFO Certification	(F)

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	(F)

	32.2	Section 1350 CFO Certification	(F)

“F”	Filed herewith

“I”	Incorporated by reference

“M”	Indicates management contracts or compensatory agreement