Form 10-Q
period 2006-02-28
ROBBINS & MYERS INC
filed 2006-04-10
CIK 84290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2006       File Number 0-288
Robbins & Myers, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1400 Kettering Tower, Dayton, Ohio	45423

(Address of Principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: (937) 222-2610
None

Former name, former address and former fiscal year if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one): Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☑
Common shares, without par value, outstanding as of February 28, 2006: 14,765,668

Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II—Other Information
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-31.1 Certification 302 - CEO
EX-31.2 Certification 302 - CFO
EX-32.1 Certification 906 - CEO
EX-32.2 Certification 906 - CFO

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	February 28,	August 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$14,360	$23,043
Accounts receivable	124,653	128,676
Inventories:
Finished products	34,736	35,538
Work in process	33,580	30,201
Raw materials	36,530	36,913

	104,846	102,652
Other current assets	6,556	7,121
Deferred taxes	10,844	10,216

Total Current Assets	261,259	271,708
Goodwill	276,552	309,281
Other Intangible Assets	13,476	14,927
Other Assets	14,027	13,807
Property, Plant and Equipment	276,846	274,439
Less accumulated depreciation	(148,060)	(143,827)

	128,786	130,612

TOTAL ASSETS	$694,100	$740,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$53,892	$67,183
Accrued expenses	94,891	97,090
Current portion of long-term debt	17,842	8,616

Total Current Liabilities	166,625	172,889
Long-Term Debt—Less Current Portion	160,564	166,792
Deferred Taxes	4,168	3,721
Other Long-Term Liabilities	82,802	86,149
Minority Interest	11,500	9,939
Shareholders’ Equity
Common stock	111,809	110,281
Retained earnings	163,825	193,968
Accumulated other comprehensive loss	(7,193)	(3,404)

Total Shareholders’ Equity	268,441	300,845

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$694,100	$740,335

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
		(restated)		(restated)
Net sales	$149,997	$145,630	$288,956	$278,085
Cost of sales	100,168	98,965	192,385	188,413

Gross profit	49,829	46,665	96,571	89,672
SG&A expenses	41,195	38,619	81,939	76,889
Amortization expense	702	609	1,141	1,204
Goodwill impairment charge	0	0	30,000	0
Other	422	1,574	1,240	5,799

Loss before interest and income taxes	7,510	5,863	(17,749)	5,780
Interest expense	3,676	3,689	7,199	7,228

Income (loss) before income taxes and minority interest	3,834	2,174	(24,948)	(1,448)
Income tax expense (benefit)	1,832	1,809	2,519	(1,205)
Minority interest	800	314	1,065	577

Net income (loss)	$1,202	$51	$(28,532)	$(820)

Net income (loss) per share:
Basic	$0.08	$0.00	$(1.94)	$(0.06)

Diluted	$0.08	$0.00	$(1.94)	$(0.06)

Dividends per share:
Declared	$0.055	$0.055	$0.11	$0.11

Paid	$0.055	$0.055	$0.11	$0.11

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	February 28,
	2006	2005
		(restated)
Operating Activities:
Net loss	$(28,532)	$(820)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation	8,049	8,812
Amortization	1,141	1,204
Goodwill impairment charge	30,000	0
Gain on sale of buildings	(1,368)	(146)
Stock compensation expense	609	152
Changes in operating assets and liabilities:
Accounts receivable	9,651	10,843
Inventories	(2,995)	(9,594)
Accounts payable	(12,772)	(6,540)
Accrued expenses	(2,244)	(7,735)
Other	(4,665)	(1,670)

Net Cash and Cash Equivalents Used by Operating Activities	(3,126)	(5,494)

Investing Activities:
Capital expenditures, net of nominal disposals	(8,130)	(9,052)
Proceeds from sale of buildings	0	3,650

Net Cash and Cash Equivalents Used by Investing Activities	(8,130)	(5,402)

Financing Activities:
Proceeds from debt borrowings	28,035	34,046
Payments of long-term debt	(24,383)	(23,138)
Amended credit agreement fees	(506)	(262)
Proceeds from sale of common stock	1,038	2,368
Dividends paid	(1,611)	(1,601)

Net Cash and Cash Equivalents Provided by Financing Activities	2,573	11,413

(Decrease) Increase in Cash and Cash Equivalents	(8,683)	517
Cash and Cash Equivalents at Beginning of Period	23,043	8,640

Cash and Cash Equivalents at End of Period	$14,360	$9,157

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
February 28, 2006
(Unaudited)
NOTE 1—Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“we” “our”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of February 28, 2006 and August 31, 2005, and the results of our operations for the three and six months periods ended February 28, 2006 and February 28, 2005 and cash flows for the six month periods ended February 28, 2006 and 2005. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. Beginning in the first quarter of fiscal 2006, we are reporting realigned segments. The amounts presented for fiscal 2005 have been restated to reflect this realignment.
While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in our most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2005. A summary of our significant accounting policies is presented therein on page 36. Other than the adoption of FASB Statement 123(R), Share Based Payments, which is described in Note 11, there have been no material changes in the accounting policies followed by us during fiscal year 2006.
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

NOTE 3 – Statement of Operations Information
Beginning with the first quarter of fiscal 2006, we reported realigned segments. The new segment structure is a result of a significant reorganization of management, operations and reporting that occurred during the first quarter of fiscal 2006. The Fluid Management segment is comprised of the R&M Energy Systems, Moyno and Tarby product lines. The Process Solutions segment is comprised of the Pfaudler, Tycon Technoglass, Chemineer and Edlon product lines. The Romaco segment includes the Hapa, Laetus, FrymaKoruma, Noack, Siebler, Macofar, Promatic, Unipac, IPM, Zanchetta and Bosspak product lines.
As a result of the segment realignment, the goodwill recorded as of August 31, 2005 was allocated to the aforementioned product lines based on their relative fair value in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). The aggregate goodwill for each new segment is the sum of the reallocated goodwill for the product lines comprising the segment. In addition, during the first quarter and subsequent to the end of the first quarter, discussions about the sale of Romaco progressed and provided additional information regarding the fair value of Romaco. After considering the fair value of the Romaco segment, management determined there was an indicator of goodwill impairment under the rules of FAS 142. Management estimated the fair value of the Romaco segment using current prices that the Company may receive in the potential disposition of all or parts of Romaco. Based on these estimates, management estimated that goodwill in the Romaco segment should be written down by $30,000,000. This charge was included in our first quarter earnings. A formal appraisal will be completed in the third quarter to determine the final goodwill write-down, and the results of the appraisal could differ from management’s current estimate.

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
The restructuring of our Romaco and Reactor Systems product lines will continue in fiscal 2006 as we continue to consolidate facilities. The consolidation of production facilities will reduce excess production capacity and redundant operating and administrative costs. We expect the fiscal 2006 restructuring costs to be approximately $7,000,000. These costs primarily relate to severance, equipment relocation and costs to exit the facilities. In addition, with the sale of the Hapa and Laetus businesses completed, we are reviewing the most cost effective methods to deliver our Romaco products to market. This review could result in additional personnel termination and facility closure costs.
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
In the first six months of fiscal 2005, the costs recorded in the Process Solutions segment were $3,802,000 and the costs recorded in the Romaco segment were $2,735,000. The recorded costs in the first six months were comprised of the following:
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
In the first six months of fiscal 2006, the costs recorded in the Process Solutions segment were $777,000 and the costs recorded in the Romaco segment were $1,903,000. The recorded costs in the first six months were comprised of the following:
•	$1,740,000 of termination benefits related to headcount reductions primarily in Germany where we combined two operations into a single facility and removed redundant costs.

•	$370,000 to write-off inventory related to a discontinued product line. The inventory charge is included in cost of sales.

•	$570,000 for equipment relocation and other costs to exit facilities, and costs related to business dispositions.
In February 2006, we announced a further headcount reduction at our Reactor Systems facility in Italy. The severance payments are being negotiated in accordance with local laws and have not been finally determined. Therefore, the liability for severance payments has not been recorded as of February 28, 2006. We estimate the severance liability will be approximately $2,000,000 to $2,500,000.
Following is a progression of the liability for termination benefits:

(In thousands)
Liability as of August 31, 2005	$1,074
Payments made	(2,171)
Costs incurred	1,740
Change in estimate	0

Liability at February 28, 2006	$643

The Mexico facility is owned by us and will be sold. We expect that facility sale to generate approximately $5,500,000 to $6,000,000 of additional pretax cash proceeds, which exceeds the recorded book value of this facility by approximately $5,400,000 to $5,900,000. We had negotiated a contract for the sale of the Mexico facility but it expired before certain government approvals were obtained. We expect to successfully negotiate an extension of this sale contract but are unable to predict the final transaction sale date because of the pending government approvals.
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
In the second quarter of fiscal 2006 we recorded a $1,800,000 gain (before minority interest of 24%) on the sale of land and buildings in China. We have signed a contract transferring title of the land and buildings to the buyer. The cash proceeds of $3,300,000 from the sale are expected to be received within six to nine months. We have moved our production operations to a newly constructed facility. We also recorded a liability of $385,000 for costs expected to be incurred when we exit a leased facility in the United Kingdom.
NOTE 4—Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six month period ended February 28, 2006, by operating segment, are as follows:

	Process	Fluid
	Solutions	Mgmt.	Romaco
	Segment	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2005	$141,970	$104,653	$62,658	$309,281
Goodwill acquired during the period	0	0	0	0
Goodwill written off during the period	0	0	(30,000)	(30,000)
Translation adjustments and other	(757)	505	(2,477)	(2,729)

Balance as of February 28, 2006	$141,213	$105,158	$30,181	$276,552

Information regarding our other intangible assets is as follows:

	As of February 28, 2006			As of August 31, 2005
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and Trademarks	$8,864	$6,251	$2,613	$9,678	$6,027	$3,651
Non-compete Agreements	8,800	5,989	2,811	8,800	5,739	3,061
Financing Costs	9,359	7,120	2,239	8,855	6,495	2,360
Pension Intangible	5,148	0	5,148	5,148	0	5,148
Other	5,939	5,274	665	5,939	5,232	707

Total	$38,110	$24,634	$13,476	$38,420	$23,493	$14,927

NOTE 5—Net Income (Loss) per Share

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
		(restated)		(restated)
Numerator:
Basic:
Net income (loss)	$1,202	$51	$(28,532)	$(820)
Effect of dilutive securities:
Convertible debt interest	480	480	960	960

Income (Loss) attributable to diluted shares	$1,682	$531	$(27,572)	$140

Denominator:
Basic:
Weighted average shares	14,744	14,589	14,722	14,560
Effect of dilutive securities:
Convertible debt	1,778	1,778	1,778	1,778
Dilutive options	15	65	17	45

Diluted shares	16,537	16,432	16,517	16,383

Basic net income (loss) per share	$0.08	$0.00	$(1.94)	$(0.06)

Diluted net income (loss) per share	$0.08	$0.00	$(1.94)	$(0.06)

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
Changes in our product warranty liability during the period are as follows:

Six Months Ended
February 28, 2006
(In thousands)
Balance at beginning of the period	$9,176
Warranties issued during the period	1,156
Settlements made during the period	(881)
Translation adjustment impact	(69)

Balance at end of the period	$9,382

NOTE 7—Long-Term Debt

February 28, 2006
(In thousands)
Senior debt:
Revolving credit loan	$15,600
Senior notes	100,000
Other	10,683
10.00% subordinated notes	12,123
8.00% convertible subordinated notes	40,000

Total debt	178,406
Less current portion	17,842

Long-term debt	$160,564

On December 23, 2005, we amended our Bank Credit Agreement (“Agreement”). Refer to our Annual Report on Form 10-K for the year ended August 31, 2005 for a description of the former Agreement. The Agreement provides that we may borrow on a revolving credit basis up to a maximum of $50,000,000. All outstanding amounts under the Agreement are due and payable on November 30, 2007. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. Indebtedness under the Agreement is secured by accounts receivable, inventory, equipment and fixtures of our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. Under this Agreement and other lines of credit, we have $34,400,000 of unused borrowing capacity. However, due to our financial covenants and outstanding standby letters of credit, we could only incur additional indebtedness of $16,100,000 at February 28, 2006. We have $18,301,000 of standby letters of credit outstanding at February 28, 2006. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors.
We have $100,000,000 of Senior Notes (“Senior Notes”) issued in two series. Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and is due May 1, 2008, and Series B in the principal amount of $30,000,000 has an interest rate of 6.84% and is due May 1, 2010. Interest is payable semi-annually on May 1 and November 1. Security for the Senior Notes is shared with our Bank Credit Agreement noted above.
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
We have $12,123,000 of 10.00% Subordinated Notes (“Subordinated Notes”) denominated in euro with the former owner of Romaco. The Subordinated Notes are due in 2007 and interest is payable quarterly.
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
NOTE 8 — Retirement Benefits
Retirement and other postretirement plan costs are as follows:
Pension Benefits

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Service cost	$888	$1,058	$1,775	$2,116
Interest cost	1,854	2,276	3,709	4,552
Expected return on plan assets	(1,415)	(1,819)	(2,829)	(3,638)
Amortization of prior service cost	157	130	644	260
Amortization of unrecognized losses	322	285	314	570

Net periodic benefit cost	$1,806	$1,930	$3,613	$3,860

Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Service cost	$87	$83	$173	$166
Interest cost	457	435	914	870
Amortization of prior service cost	55	53	110	106
Amortization of unrecognized losses	189	180	378	360

Net periodic benefit cost	$788	$751	$1,575	$1,502

NOTE 9—Income Taxes
The estimated annual effective tax rate was 49.9% for the six month period of fiscal 2006 after considering the impact of the goodwill impairment charge for which there was no tax benefit. The tax rate for the comparable six month period of fiscal 2005 was 83.2%. The effective tax rate is higher than the statutory U.S. tax rate due to losses in Italy and Germany where the tax benefits were not recognized because of uncertainty about our ability to utilize these tax losses against future taxable income.

NOTE 10—Comprehensive Income

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
		(restated)		(restated)
Net income (loss)	$1,202	$51	$(28,532)	$(820)
Other comprehensive income (loss):
Fair value of interest rate swap	0	0	(345)	0
Foreign currency translation	2,127	(4,665)	(3,444)	13,267

Comprehensive income (loss)	$3,329	$4,614	$(32,321)	$12,447

NOTE 11 – New Accounting Pronouncement
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to officers and other key employees. In addition, we sponsor stock option and stock compensation plans for non-employee directors. Under the plans, the stock option price per share may not be less than the fair market value per share as of the date of grant. For officers and other key employees, outstanding grants become exercisable over a three-year period, while options for non-employee directors are immediately exercisable. Prior to September 1, 2005, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for years ended August 31, 2005 and 2004, or in the three and six month periods ended February 28, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective September 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payments, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first half of fiscal 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for the prior period have not been restated.
As a result of adopting Statement 123(R) on September 1, 2005, our income before income taxes and net income for the quarter ended February 28, 2006 are $225,000 and $118,000 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted income per share for the quarter ended February 28, 2006 would have been $0.09 if we had not adopted Statement 123(R), compared with reported basic and diluted income per share of $0.08. Our loss before income taxes and net loss for the six month period ended February 28, 2006 are $466,000 and $233,000 higher, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted loss per share for the six month period ended February 28, 2006 would have been $1.92 if we had not adopted Statement 123(R), compared with reported basic and diluted loss per share of $1.94.

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

	Three Months	Six Months	Twelve Months
	Ended	Ended	Ended
	February 28,		August 31,
	2005	2005	2005	2004
	(In thousands, except per share amounts)
	(restated)	(restated)		(restated)
Net income (loss), as reported	$51	$(820)	$(262)	$11,648

Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	262	523	1,005	1,089

Pro forma net (loss) income	$(211)	$(1,343)	$(1,267)	$10,559

(Loss) Income per share:
Basic—as reported	$(0.00)	$(0.06)	$(0.02)	$0.80

Basic—pro forma	$(0.01)	$(0.09)	$(0.09)	$0.73

Diluted—as reported	$(0.00)	$(0.06)	$(0.02)	$0.80

Diluted—pro forma	$(0.01)	$(0.09)	$(0.09)	$0.73

NOTE 12—Business Segments
Beginning with the first quarter of fiscal 2006, we reported realigned segments (see Note 3 – Statement of Operations Information). The amounts presented for fiscal 2005 have been restated to reflect this realignment. The following tables present information about our reportable business segments.

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
			(In thousands)
Unaffiliated customer sales:
Fluid Management	$57,803	$47,342	$110,259	$92,273
Process Solutions	53,904	57,123	107,034	113,946
Romaco	38,290	41,165	71,663	71,866

Total	$149,997	$145,630	$288,956	$278,085

Income (loss) before Interest and Taxes (“EBIT”)
Fluid Management	$12,660	$9,415	$24,185	$18,458
Process Solutions	1,398	1,344	3,307	1,236
Romaco	(2,419)	(1,480)	(36,069)	(6,952)
Corporate and eliminations	(4,129)	(3,416)	(9,172)	(6,962)

Total	$7,510	$5,863	$(17,749)	$5,780

	February 28,	Aug. 31,
	2006	2005
	(In thousands)
Identifiable Assets
Fluid Management	$223,590	$215,176
Process Solutions	308,600	326,709
Romaco	154,766	186,464
Corporate and eliminations	7,144	11,986

Total	$694,100	$740,335

Note 13—Subsequent Event—Business Dispositions
On March 31, 2006 we completed the sale of two of our Romaco business units – Hapa and Laetus – for approximately $31,000,000. We received cash proceeds of $26,900,000 with the remaining purchase price paid into an escrow account. The purchase price is subject to a final adjustment to reflect the net asset on March 31, 2006. Hapa designs, manufactures and sells printing systems used in the packaging of pharmaceutical products. Laetus designs, manufactures and sells packaging security systems, including bar code reading and vision inspection systems, for use in the pharmaceutical and cosmetic industries. Hapa and Laetus had combined sales of approximately $42,000,000 in our fiscal year ended August 31, 2005. The cash proceeds were used to pay off the $12,123,000 balance of our 10.00% Subordinated Notes and reduce our revolving credit loan.

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
Business Dispositions
On March 31, 2006 we completed the sale of two of our Romaco business units – Hapa and Laetus – for $31.0 million. We received cash proceeds of $26.9 million with the remaining purchase price paid into an escrow account. The purchase price is subject to a final adjustment to reflect the net asset on March 31, 2006. Hapa designs, manufactures and sells printing systems used in the packaging of pharmaceutical products. Laetus designs, manufactures and sells packaging security systems, including bar code reading and vision inspection systems, for use in the pharmaceutical and cosmetic industries. Hapa and Laetus had combined sales of approximately $42.0 million in our fiscal year ended August 31, 2005. The cash proceeds were used to pay off the $12.1 million balance of our 10.00% Subordinated Notes and reduce our revolving credit loan.
Results of Operations
Overview
We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the global energy, chemical, pharmaceutical, municipal wastewater and industrial markets. In our estimation, our principal brand names – Pfaudler®, Moyno®, Chemineer®, FrymaKoruma®, Siebler®, and Hercules® – hold the number one or two market share position in the niche markets they serve. We operate with three market-focused business segments: Fluid Management, Process Solutions and Romaco.
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
Romaco Our Romaco product line designs, manufacturers and markets secondary processing and packaging equipment to the pharmaceutical and cosmetics markets. The product lines include dosing, filling and packaging equipment.
We have manufacturing facilities in 15 countries and approximately 63% of our sales are international sales.

For our second quarter of fiscal 2006, ended February 28, 2006, our consolidated net sales were $150.0 million which was $4.4 million higher than the second quarter of fiscal 2005. For the fiscal 2006 second quarter, we recorded net income of $1.2 million versus a net income of $0.1 million in the comparable prior year quarter. The primary reason for the profit increase is higher sales volumes in our Fluid Management segment.
The following tables present the components of our consolidated statement of operations and segment information for the three and six month periods of fiscal 2006 and 2005.

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.8	68.0	66.6	68.0

Gross profit	33.2	32.0	33.4	32.0
SG&A expenses	27.5	26.5	28.4	27.4
Amortization	0.4	0.4	0.3	0.4
Goodwill impairment charge	0.0	0.0	10.4	0.0
Other	0.3	1.1	0.4	2.1

EBIT	5.0%	4.0%	(6.1)%	2.1%

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2006	2005	2006	2005
	(In thousands, except %’s)
Segment
Fluid Management:
Sales	$57,803	$47,342	$110,259	$92,273
EBIT	12,660	9,415	24,185	18,458
EBIT %	21.9%	19.9%	21.9%	20.0%
Process Solutions:
Sales	$53,904	$57,123	$107,034	$113,946
EBIT	1,398	1,344	3,307	1,236
EBIT %	2.6%	2.4%	3.1%	1.1%
Romaco:
Sales	$38,290	$41,165	$71,663	$71,866
EBIT	(2,419)	(1,480)	(36,069)	(6,952)
EBIT %	(6.3)%	(3.6)%	(50.3)%	(9.7)%
Impact of Goodwill Impairment and Restructuring Charges
Beginning with the first quarter of fiscal 2006, we are reporting realigned segments as set forth above. The new segment structure is a result of a significant reorganization of management, operations and reporting that occurred during the first quarter of fiscal 2006. The Fluid Management segment is comprised of the R&M Energy Systems, Moyno and Tarby product lines. The Process Solutions segment is comprised of the Pfaudler, Tycon Technoglass, Chemineer and Edlon product lines. The Romaco segment includes for the periods presented the Hapa, Laetus, FrymaKoruma, Noack, Siebler, Macofar, Promatic, Unipac, IPM, Zanchetta and Bosspak product lines.
As a result of the segment realignment, the goodwill recorded as of August 31, 2005 was allocated to the aforementioned product lines based on their relative fair value in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). The aggregate goodwill for each new segment is the sum of the reallocated goodwill for the product lines comprising the segment. In addition, during the first quarter and subsequent to the end of the first quarter, discussions about the sale of various Romaco business units progressed and provided additional information regarding the fair value of Romaco. After considering the fair value of the Romaco segment, management determined there was an indicator of goodwill impairment under the rules of FAS 142. Management estimated the fair value of the Romaco segment using current prices that the Company may receive in the potential disposition of all or parts of Romaco. Based on these estimates, management estimated that goodwill in the Romaco segment should be written down by $30.0 million. This charge was included in the first quarter earnings. A formal appraisal will be completed in the third quarter to determine the final goodwill write-down, and the results of the appraisal could differ from management’s current estimate.
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
The restructuring of our Romaco and Reactor Systems product lines will continue in fiscal 2006 as we continue to consolidate facilities. The consolidation of production facilities will reduce excess production capacity and redundant operating and administrative costs. We expect the fiscal 2006 restructuring costs to be approximately $7.0 million. These costs primarily relate to severance, equipment relocation and costs to exit the facilities. In addition, with the sale of the Hapa and Laetus businesses completed, we are reviewing the most cost effective methods to deliver our Romaco products to market. This review could result in additional personnel termination and facility closure costs.
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
The Mexico facility is owned by us and will be sold. We expect that facility sale to generate approximately $5.5 million to $6.0 million of additional pretax cash proceeds, which exceeds the recorded book value of this facility by approximately $5.4 million to $5.9 million. We had negotiated a contract for the sale of the Mexico facility but it expired before certain government approvals were obtained. We expect to successfully negotiate an extension of this sale contract but are unable to predict the final transaction sale date because of the pending government approvals.
In the first six months of fiscal 2005, the costs recorded in the Process Solutions segment were $3.8 million and the costs recorded in the Romaco segment were $2.7 million. The recorded costs in the first six months were comprised of the following:
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
In the first six months of fiscal 2006, the costs recorded in the Process Solutions segment were $0.8 million and the costs recorded in the Romaco segment were $1.9 million. The recorded costs in the first six months were comprised of the following:
•	$1.7 million of termination benefits related to headcount reductions primarily in Germany where we combined two operations into a single facility and removed redundant costs.

•	$0.4 million to write-off inventory related to a discontinued product line. The inventory charge is included in cost of sales.

•	$0.6 million for equipment relocation and other costs to exit facilities, and costs related to business dispositions.
In February 2006, we announced a further headcount reduction at our Reactor Systems facility in Italy. The severance payments are being negotiated in accordance with local laws and have not been finally determined. Therefore, the liability for severance payments has not been recorded as of February 28, 2006. We estimate the severance liability will be approximately $2.0 million to $2.5 million.
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
In the second quarter of fiscal 2006 we recorded a $1.8 million gain (before minority interest of 24%) on the sale of land and buildings in China. We have signed a contract transferring title of the land and buildings to the buyer. The cash proceeds of $3.3 million from the sale are expected to be received within six to nine months. We have moved our production operations to a newly constructed facility. We also recorded a liability of $0.4 million for costs expected to be incurred when we exit a leased facility in the United Kingdom.
Three months ended February 28, 2006
Net Sales
Consolidated net sales for the second quarter of fiscal 2006 were $150.0 million which were $4.4 million higher than net sales for the second quarter of fiscal 2005.
The Fluid Management segment had sales of $57.8 million in the second quarter of fiscal 2006 compared with $47.3 million in the second quarter of fiscal 2005. The sales increase is from strong demand for oilfield equipment products due to high levels of oil and gas exploration and recovery activity as well as improved chemical processing and general industrial markets. Orders for this segment increased from $48.2 million in the second quarter of fiscal 2005 to $63.8 million in the second quarter of fiscal 2006. The increase in orders in this segment reflects the strong demand from the oil and gas exploration and recovery markets.
The Process Solutions segment had sales of $53.9 million in the second quarter of fiscal 2006 compared with $57.1 million in the second quarter of fiscal 2005. Excluding the impact of exchange rates, sales declined $2.3 million. The decline is a result of the sale of the lined-pipe and fittings product line in August 2005 and lower Pfaudler product line sales in the U.S. and Europe to pharmaceutical customers. Incoming orders in this segment were $61.0 million in the second quarter of fiscal 2006 compared with $57.3 million in the second quarter of fiscal 2005. The increase in orders is in our Chemineer product line from the public utility market for flue gas desulphurization projects.
The Romaco segment had sales of $38.3 million in the second quarter of fiscal 2006 compared with $41.2 million in the second quarter of fiscal 2005. Excluding the impact of exchange rates, the second quarter of fiscal 2006 sales were consistent with the second quarter of fiscal 2005. The overall market conditions in Europe remain difficult. Consolidation within the pharmaceutical industry and weak economic conditions in Europe have caused excess production capacity in the pharmaceutical industry. The purchase of capital equipment by these pharmaceutical companies has declined and new projects are being delayed, which has negatively impacted sales of our products. Incoming orders in this segment decreased to $42.0 million in the second quarter of fiscal 2006 compared with $45.3 million in the second quarter of fiscal 2005. Again, excluding the impact of changes in exchange rates, the second quarter of fiscal 2006 orders are consistent with the second quarter of fiscal 2005.
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
Consolidated EBIT for the second quarter of fiscal 2006 was $7.5 million compared with $5.9 million in the second quarter of fiscal 2005. Included in the current quarter’s EBIT are the aforementioned $2.2 million of costs related to the restructuring of our Romaco and Process Solutions segments compared with restructuring costs of $1.6 million in prior year. Our gross margin has increased in fiscal 2006 due to the sales growth in our Fluid Management segment which has higher product margins. SG&A costs have increased due to higher costs related to Sarbanes-Oxley compliance, expensing of stock options and higher costs to support the growing Fluid Management segment.
The Fluid Management segment had EBIT of $12.7 million in the second quarter of fiscal 2006 compared with $9.4 million in the second quarter of fiscal 2005. The increase in EBIT is due to the increase in sales volumes described above.
The Process Solutions segment had EBIT of $1.4 million in the second quarter of fiscal 2006 compared with $1.3 million in the second quarter of fiscal 2005. The restructuring costs were $0.3 million lower in the second quarter of fiscal 2006 than the comparable prior year period. In addition, sales declined by $3.2 million which resulted in a decrease in EBIT of $1.0 million. EBIT was further reduced by under absorption of production costs in our European plants. Offsetting these items was a gain of $1.8 million on the sale of land and buildings in China that were vacated when we moved our operations to a new facility. Finally, we recorded a liability of $0.4 million for costs expected to be incurred when we exit a leased facility in the United Kingdom.

The Romaco segment had EBIT of negative $2.4 million in the second quarter of fiscal 2006 compared with negative $1.5 million in the second quarter of fiscal 2005. Included in the second quarter of fiscal 2006 EBIT is restructuring charges of $1.4 million compared with restructuring charges of $0.5 million in the second quarter of fiscal 2005. After considering the restructuring charges, Romaco’s EBIT in the second quarter of fiscal 2006 is consistent with the second quarter of fiscal 2005.
Interest Expense
Interest expense was $3.7 million in the second quarter of fiscal 2006 and 2005. Our average debt levels were lower in fiscal 2006; however, this was offset by higher interest rates.
Income Taxes
The effective tax rate was 47.8% for the three month period of fiscal 2006. The tax rate for the comparable three month period of fiscal 2005 was 83.2%. The effective tax rate is higher than the statutory U.S. tax rate due to losses in Italy and Germany where no tax benefit can be recognized because of uncertainty about our ability to utilize these tax losses against future taxable income.
Six months ended February 28, 2006
Net Sales
Consolidated net sales for the first half of fiscal 2006 were $289.0 million which were $10.9 million higher than net sales for the first half of fiscal 2005.
The Fluid Management segment had sales of $110.3 million in the first half of fiscal 2006 compared with $92.3 million in the first half of fiscal 2005. The sales increase is from strong demand for oilfield equipment products due to high levels of oil and gas exploration and recovery activity as well as improved chemical processing and general industrial markets. Orders for this segment increased from $96.4 million in the first half of fiscal 2005 to $113.7 million in the first half of fiscal 2006. The increase in orders in this segment reflects the strong demand from the oil and gas exploration and recovery markets.
The Process Solutions segment had sales of $107.0 million in the first half of fiscal 2006 compared with $113.9 million in the first half of fiscal 2005. Excluding the impact of exchange rates, sales declined $5.8 million. The decline is a result of the sale of the lined-pipe and fittings product line in August 2005 and lower Pfaudler product line sales in the U.S. and Europe to pharmaceutical customers. Incoming orders in this segment were $120.0 million in the first half of fiscal 2006 compared with $123.5 million in the first half of fiscal 2005. Excluding the impact of exchange rates, the first half orders decreased by $2.5 million.
The Romaco segment had sales of $71.7 million in the first half of fiscal 2006 compared with $71.9 million in the first half of fiscal 2005. Excluding the impact of exchange rates, the first half of fiscal 2006 sales were $2.0 million higher than the first half of fiscal 2005. The overall market conditions in Europe remain difficult. Consolidations within the pharmaceutical industry and weak economic conditions in Europe have caused excess production capacity in the pharmaceutical industry. The purchase of capital equipment by these pharmaceutical companies has declined and new projects are being delayed, which has negatively impacted sales of our products. Incoming orders in this segment decreased to $79.5 million in the first half of fiscal 2006 compared with $87.0 million in the first half of fiscal 2005. Approximately $4.0 million of the decline is a result of changes in exchange rates. The remaining decline is due to lower orders in the pharmaceutical packaging market.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the first half of fiscal 2006 was adversely affected by a $30.0 million non-cash goodwill impairment charge taken in the first quarter of fiscal 2006. This resulted in EBIT being a negative $17.7 million in the first half of fiscal 2006 compared with $5.8 million in the first half of fiscal 2005. Included in the current six month’s EBIT are the aforementioned goodwill impairment charge of $30.0 million and $3.0 million of costs related to the restructuring of our Romaco and Process Solutions segments compared with restructuring costs of $6.5 million in the prior year. Our gross margin has increased in the first half of fiscal 2006 due to the sales growth in our Fluid Management segment which has higher product margins. SG&A costs have increased due to higher costs related to Sarbanes-Oxley compliance, expensing of stock options and higher costs to support the growing Fluid Management segment.
The Fluid Management segment had EBIT of $24.2 million in the first half of fiscal 2006 compared with $18.5 million in the first half of fiscal 2005. The increase in EBIT is due to the increase in sales volumes described above.
The Process Solutions segment had EBIT of $3.3 million in the first half of fiscal 2006 compared with $1.2 million in the first half of fiscal 2005. The restructuring costs were $2.7 million lower in the first half of fiscal 2006 than the comparable prior year period. In addition, sales declined by $6.9 million which resulted in a decrease in EBIT of $1.8 million. EBIT was further reduced by under absorption of production costs in our European plants. Offsetting these items was a gain of $1.8 million on the sale of land and buildings in China that were vacated when we moved our operations to a new facility. Finally we recorded a liability of $0.4 million for costs expected to be incurred when we exit a leased facility in the United Kingdom.
The Romaco segment had EBIT of negative $36.1 million in the first half of fiscal 2006 compared with negative $7.0 million in the first half of fiscal 2005. Included in the first half of fiscal 2006 EBIT is a goodwill impairment charge of $30.0 million and restructuring charges of $1.9 million compared with restructuring charges of $2.7 million in the first half of fiscal 2005. After considering the goodwill impairment charge and restructuring charges, Romaco’s EBIT in the first half of fiscal 2006 is consistent with the first half of fiscal 2005.
Interest Expense
Interest expense was $7.2 million in the first half of fiscal 2006 and 2005. Our average debt levels were lower in fiscal 2006; however, this was offset by higher interest rates.
Income Taxes
The estimated annual effective tax rate was 49.9% for the six month period of fiscal 2006. The tax rate for the comparable six month period of fiscal 2005 was 83.2%. The effective tax rate is higher than the statutory U.S. tax rate due to losses in Italy and Germany where no tax benefit can be recognized because of uncertainty about our ability to utilize these tax losses against future taxable income.
Liquidity and Capital Resources
Operating Activities
In the first half of fiscal 2006, our cash flow used by operations was $3.1 million compared with cash flow used by operations of $5.5 million in the first half of fiscal 2005. The negative cash flow from operating activities in the first half is due to inventory purchases to support order backlog, semi-annual interest payments and pension contributions.
We expect our fiscal 2006 operating cash flow to be adequate to fund the fiscal year 2006 operating needs, scheduled debt service, shareholder dividend requirements and planned capital expenditures of approximately $20.0 million. Our planned capital expenditures are related to information system upgrades, support of new products, cost reductions and replacement items.
Investing Activities
Our capital expenditures were $8.1 million in the first half of fiscal 2006 compared with $9.1 million in the first half of fiscal 2005. The majority of our capital expenditures were for replacement of equipment and additional production capacity in China.
Credit Agreement

On December 23, 2005, we amended our Bank Credit Agreement (“Agreement”). Refer to our Annual Report on Form 10-K for the year ended August 31, 2005 for a description of the former Agreement. The Agreement provides that we may borrow on a revolving credit basis up to a maximum of $50.0 million. All outstanding amounts under the Agreement are due and payable on November 30, 2007. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. Indebtedness under the Agreement is secured by accounts receivable, inventory, equipment and fixtures of our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. Under this Agreement and other lines of credit, we have $34.4 million of unused borrowing capacity. However, due to our financial covenants and outstanding standby letters of credit, we could only incur additional indebtedness of $16.1 million at February 28, 2006. We have $18.3 million of standby letters of credit outstanding at February 28, 2006. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors.
Following is information regarding our long-term contractual obligations and other commitments outstanding as of February 28, 2006:

	Payments Due by Period
			Two to
Long-term contractual		One year	three	Four to	After five
obligations	Total	or less	years	five years	years
	(In thousands)
Long-term debt	$178,406	$17,842	$128,939	$31,200	$425
Capital lease obligations	0	0	0	0	0
Operating leases (1)	20,000	5,000	7,600	4,700	2,700
Unconditional purchase obligations	0	0	0	0	0

Total contractual cash obligations	$198,406	$22,842	$136,539	$35,900	$3,125

(1)	Operating leases are estimated as of February 28, 2006 and consist primarily of building and equipment leases.

	Amount of Commitment Expiration Per Period
			Two to
Other commercial		One year	three	Four to	After five
commitments	Total	or less	years	five years	years
	(In thousands)
Lines of credit	$0	$0	$0	$0	$0
Standby letters of credit	18,301	18,301	0	0	0
Guarantees	0	0	0	0	0
Standby repurchase obligations	0	0	0	0	0
Other commercial commitments	106	106	0	0	0

Total commercial commitments	$18,407	$18,407	$0	$0	$0

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

Other than the adoption of FASB Statement 123(R), Share Based Payments, there have been no material changes in the accounting policies followed by us during fiscal 2006.
Safe Harbor Statement
In addition to historical information, this Form 10-Q contains forward-looking statements, identified by use of words such as “expects,” “anticipates,” “estimates,” and similar expressions. These statements reflect the Company’s expectations at the time this Form 10-Q was filed. Actual events and results may differ materially from those described in the forward-looking statements. Among the factors that could cause material differences are a significant decline in capital expenditures in specialty chemical and pharmaceutical industries, a major decline in oil and natural gas prices, foreign exchange rate fluctuations, the impacts of Sarbanes-Oxley section 404 procedures, work stoppages related to union negotiations, customer order cancellations, the ability of the Company to comply with the financial covenants and other provisions of its financing arrangements, the ability of the Company to realize the benefits of its restructuring program in its Romaco and Process Solutions Segments, including the receipt of cash proceeds from the sale of excess facilities, results of business unit appraisals, and general economic conditions that can affect demand in the markets served by the Company. The Company undertakes no obligation to update or revise any forward-looking statement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In our normal operations, we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended February 28, 2006. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2005.
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of February 28, 2006. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.
During the first half of fiscal 2006, we took steps toward remediating the identified material weaknesses relating to income tax matters and the financial statement close process discussed in detail in our Form 10-K for the year ended August 31, 2005. With regard to income tax matters, these steps included engaging additional external advisors to assist and review on a quarterly basis our income tax calculations for financial accounting purposes and to review on a contemporaneous basis transactions that involve complex tax calculations. With regard to the financial statement close process, we have initiated additional corporate reviews of inventory and employee related liabilities, implemented new accounting policies, and provided employee training. However, as of February 28, 2006 we had not yet completed the remediation of these material weaknesses. Therefore, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of that date. Our current plan anticipates the remediation of these material weaknesses prior to the end of our fiscal year.
(B) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described in the preceding paragraph.
Part II—Other Information
Item 4. Submission of Matters to a Vote of Security Holders.
a)	The Annual Meeting of Shareholders of Robbins & Myers, Inc. was held on January 11, 2006.

b)	Our Board of Directors is divided into two classes, with one class of directors elected at each annual meeting of shareholders. At the Annual Meeting on January 11, 2006 the following persons were elected directors of Robbins & Myers, Inc. for a term of office expiring at the annual meeting of shareholders to be held in 2008: David T. Gibbons, William D. Manning and Peter C. Wallace. The other directors whose terms of office continued after the Annual Meeting are: Daniel W. Duval, Thomas P. Loftis, Dale L. Medford and Jerome F. Tatar.

c)	At the Annual Meeting on January 11, 2006, two items were voted on by shareholders, namely:
1)	The election of directors in which, as noted above, Messrs. Gibbons, Manning and Wallace were elected:

	Votes For	Votes Withheld
David T. Gibbons	13,780,114	110,896
William D. Manning	13,596,430	294,580
Peter C. Wallace	13,613,946	277,064
2)	Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending August 31, 2006 was approved with 13,795,788 votes cast for approval, 70,586 against approval and 24,636 abstentions.
Item 6. Exhibits
a)	Exhibits – see INDEX TO EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.

DATE: April 10, 2006	BY	/s/ Kevin J. Brown

Kevin J. Brown
Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: April 10, 2006	BY	/s/ Thomas J. Schockman

Thomas J. Schockman
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

(2)	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

	2.1	Asset and Shares Purchase Agreement, dated February 28, 2006 among Robbins & Myers, Inc., Romaco International B.V. and Romaco Pharmatetechnik GmbH and Coesia, S.p.A. was filed in the Company’s Report on Form 8-K filed March 3, 2006	(I)

(10)	MATERIAL CONTRACT

	10.1	Fourth Amended and Restated Credit Agreement dated December 23, 2005 among Robbins & Myers, Inc., Robbins & Myers Finance Europe B.V., the Lenders named in the Amended Agreement and JP Morgan Chase Bank N.A, as Administrative Agent and Issuing Bank was filed in the Company’s Report on Form 8-K dated December 28, 2005.	(I)

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	(F)

	31.2	Rule 13a-14(a) CFO Certification	(F)

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	(F)

	32.2	Section 1350 CFO Certification	(F)

“F”	Filed herewith

“I”	Incorporated by reference

“M”	Indicates management contracts or compensatory agreement