Form 10-Q
period 2006-05-31
ROBBINS & MYERS INC
filed 2006-07-10
CIK 84290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2006
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☑
Common shares, without par value, outstanding as of May 31, 2006: 14,804,215

Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II—Other Information
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-31.1 302 CEO Certifications
EX-31.2 320 CFO Certification
EX-32.1 906 CEO Certifications
EX-32.2 906 CFO Certifications

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	May 31,	August 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$16,379	$23,043
Accounts receivable	114,033	128,676
Inventories:
Finished products	32,571	35,538
Work in process	37,125	30,201
Raw materials	36,373	36,913

	106,069	102,652
Other current assets	7,143	7,121
Deferred taxes	10,499	10,216

Total Current Assets	254,123	271,708
Goodwill	268,968	309,281
Other Intangible Assets	13,481	14,927
Other Assets	14,085	13,807
Property, Plant and Equipment	277,439	274,439
Less accumulated depreciation	(149,252)	(143,827)

	128,187	130,612

TOTAL ASSETS	$678,844	$740,335

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$53,867	$67,183
Accrued expenses	94,848	97,090
Current portion of long-term debt	3,233	8,616

Total Current Liabilities	151,948	172,889
Long-Term Debt—Less Current Portion	145,293	166,792
Deferred Taxes	1,743	3,721
Other Long-Term Liabilities	85,674	86,149
Minority Interest	11,762	9,939
Shareholders’ Equity
Common stock	113,066	110,281
Retained earnings	162,927	193,968
Accumulated other comprehensive loss (income)	6,431	(3,404)

Total Shareholders’ Equity	282,424	300,845

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$678,844	$740,335

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005
		(restated)		(restated)
Net sales	$153,243	$157,584	$442,199	$435,669
Cost of sales	100,438	105,948	292,823	294,361

Gross profit	52,805	51,636	149,376	141,308
SG&A expenses	40,779	42,332	122,718	119,221
Amortization expense	625	669	1,766	1,873
Goodwill impairment charge	9,174	0	39,174	0
Other (income) expense	(3,947)	944	(2,707)	6,743

(Income) loss before interest and income taxes	6,174	7,691	(11,575)	13,471
Interest expense	3,125	3,599	10,324	10,827

Income (loss) before income taxes and minority interest	3,049	4,092	(21,899)	2,644
Income tax expense	2,846	3,405	5,365	2,200
Minority interest	278	464	1,343	1,041

Net (loss) income	$(75)	$223	$(28,607)	$(597)

Net (loss) income per share:
Basic	$(0.01)	$0.02	$(1.94)	$(0.04)

Diluted	$(0.01)	$0.02	$(1.94)	$(0.04)

Dividends per share:
Declared	$0.055	$0.055	$0.165	$0.165

Paid	$0.055	$0.055	$0.165	$0.165

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	May 31,
	2006	2005
		(restated)
Operating Activities:
Net loss	$(28,607)	$(597)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Depreciation	12,069	13,409
Amortization	1,766	1,873
Goodwill impairment charge	39,174	0
Gain on business dispositions	(7,523)	0
Loss on sale of buildings	276	23
Stock compensation expense	1,067	173
Changes in operating assets and liabilities:
Accounts receivable	15,248	6,901
Inventories	(7,962)	(8,964)
Accounts payable	(14,090)	(5,026)
Accrued expenses	(6,426)	(4,327)
Other	553	(1,032)

Net Cash and Cash Equivalents Provided by Operating Activities	5,545	2,433

Investing Activities:
Capital expenditures, net of nominal disposals	(11,005)	(14,586)
Proceeds from business dispositions	26,900	0
Proceeds from sale of buildings	933	8,130

Net Cash and Cash Equivalents Provided (Used) by Investing Activities	16,828	(6,456)

Financing Activities:
Proceeds from debt borrowings	34,538	68,370
Payments of long-term debt	(62,425)	(66,210)
Amended credit agreement fees	(528)	(262)
Proceeds from sale of common stock	1,810	2,615
Dividends paid	(2,434)	(2,407)

Net Cash and Cash Equivalents (Used) Provided by Financing Activities	(29,037)	2,106

Decrease in Cash and Cash Equivalents	(6,664)	(1,917)
Cash and Cash Equivalents at Beginning of Period	23,043	8,640

Cash and Cash Equivalents at End of Period	$16,379	$6,723

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 2006
(Unaudited)
NOTE 1 – Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“we” “our”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of May 31, 2006 and August 31, 2005, and the results of our operations for the three and nine months periods ended May 31, 2006 and May 31, 2005 and cash flows for the nine month periods ended May 31, 2006 and 2005. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation. Beginning in the first quarter of fiscal 2006, we are reporting realigned segments. The amounts presented for fiscal 2005 reflect this realignment.
While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in our most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2005. A summary of our significant accounting policies is presented therein on page 36 of that Form 10-K. Other than the adoption of FASB Statement 123(R), Share Based Payments, which is described in Note 12, there have been no material changes in the accounting policies followed by us during fiscal year 2006.
NOTE 2 – Restatement of Prior Financial Information
We have restated our historical Consolidated Financial Statements for the cumulative impact of errors in income tax expense. For more information with respect to the restatement, see “Note 2” to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for fiscal 2005. We did not amend our previously filed Quarterly Reports on Form 10-Q for the restatement. Therefore, the financial statements and related financial information contained in such reports should no longer be relied upon.
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

NOTE 3 – Business Dispositions
On March 31, 2006, we completed the sale of two of our Romaco business units – Hapa and Laetus – for approximately $31,000,000. We received cash proceeds of $26,900,000 with the remaining purchase price paid into an escrow account. The amount paid into escrow serves as collateral for claims by the purchaser under the terms of the Asset and Share Purchase Agreement. We have not recognized the cash in escrow as an asset as of May 31, 2006. This will be recognized as an asset and additional gain, if any, when the final payment from escrow is determinable. The purchase price is subject to a final adjustment to reflect the net assets on March 31, 2006. Hapa designs, manufactures and sells printing systems used in the packaging of pharmaceutical products. Laetus designs, manufactures and sells packaging security systems, including bar code reading and vision inspection systems, for use in the pharmaceutical and cosmetic industries. Hapa and Laetus had combined sales of approximately $42,000,000 for our fiscal year ended August 31, 2005. The sale generated a pre-tax gain of $7,523,000 ($6,396,000 after-tax gain, or $0.43 per diluted share). The cash proceeds were used to pay off the $12,332,000 balance of our 10.00% Subordinated Notes and reduce our revolving credit loan.
NOTE 4 – Statement of Operations Information
Beginning with the first quarter of fiscal 2006, we reported realigned segments. The new segment structure is a result of a significant reorganization of management, operations and reporting that occurred during the first quarter of fiscal 2006. The Fluid Management segment is comprised of the R&M Energy Systems, Moyno and Tarby product lines. The Process Solutions segment is comprised of the Pfaudler, Tycon Technoglass, Chemineer and Edlon product lines. The Romaco segment includes the Hapa and Laetus (prior to their sale) and FrymaKoruma, Noack, Siebler, Macofar, Promatic, Unipac, IPM, Zanchetta and Bosspak product lines.
As a result of the segment realignment, the goodwill recorded as of August 31, 2005 was allocated to the aforementioned product lines based on their relative fair value in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). The aggregate goodwill for each new segment is the sum of the reallocated goodwill for the product lines comprising the segment. In addition, during the first quarter and subsequent to the end of the first quarter, discussions about the sale of Romaco progressed and provided additional information regarding the fair value of Romaco. After considering the fair value of the Romaco segment, management determined there was an indicator of goodwill impairment under the rules of FAS 142. Management estimated the fair value of the Romaco segment using current prices that the Company may receive in the potential disposition of all or parts of Romaco. Based on these estimates, management estimated that goodwill in the Romaco segment should be written down by $30,000,000. This charge was included in our first quarter earnings. A formal appraisal was completed in the third quarter to determine the final goodwill write-down. The results of the appraisal determined that goodwill should be written down by an additional $9,174,000. This charge is included in our third quarter earnings.
Unless otherwise noted, the recorded costs mentioned below in this note were included on the “other” expense line of our Consolidated Condensed Statement of Operations in the period indicated.
During fiscal 2006 and 2005, we incurred costs related to a restructuring program of our Process Solutions and Romaco segments. The restructuring plan was initiated to improve the profitability of these segments in light of their current worldwide economic conditions. The restructuring plan included the following:
•	Plant closures (one of two Reactor Systems facilities in Italy, a Reactor Systems facility in Mexico and the Unipac facility of Romaco in Italy).

•	Headcount reductions to support the Reactor Systems business reorganization and to bring the personnel costs in line with the current level of business.

•	Headcount reductions at Romaco with the Unipac integration into the Macofar facility, reorganization of our distribution network and removal of duplicate administrative costs at other locations.
     The fiscal 2005 restructuring activities were as follows:
•	The Unipac facility and the Reactor Systems facility in Italy were sold.

•	The Reactor Systems headcount was reduced by 134.

•	The Romaco headcount was reduced by 108.
The restructuring of our Romaco and Reactor Systems product lines is continuing in fiscal 2006 as we continue to consolidate facilities. The consolidation of production facilities will reduce excess production capacity and redundant operating and administrative costs. We expect the fiscal 2006 restructuring costs to be approximately $8,000,000. These costs primarily relate to severance, equipment relocation and costs to exit the facilities. In addition, with the sale of the Hapa and Laetus businesses completed, we are reviewing the most cost effective methods to deliver our Romaco products to market. This review will result in additional personnel termination and facility closure costs of approximately $6,000,000 to $7,000,000 over the next six months.
As a result of the restructuring activities, we recorded costs in fiscal 2005 totaling $3,623,000 in the Process Solutions segment and $4,279,000 in the Romaco segment. The costs in fiscal 2005 were comprised of the following:
•	$5,677,000 of termination benefits related to the aforementioned headcount reductions.

•	$1,130,000 to write-down inventory and $355,000 to write-off intangibles related to discontinued product lines. The inventory charge is included in cost of sales.

•	$332,000 to write-down to estimated net realizable value the facilities that we exited.

•	$408,000 to write down equipment to fair value, relocate equipment, relocate employees and other costs.
In the first nine months of fiscal 2005, the costs recorded in the Process Solutions segment were $4,177,000 and the costs recorded in the Romaco segment were $3,597,000. The recorded costs in the first nine months were comprised of the following:
•	$5,571,000 of termination benefits related to the aforementioned headcount reductions.

•	$1,031,000 to write-down inventory and $403,000 to write-off intangibles related to a discontinued product line. The inventory charge is included in cost of sales.

•	$323,000 to write-down to estimated net realizable value the Reactor Systems facility in Italy that we exited.

•	$263,000 for equipment relocation and to write down equipment to fair value.

•	$146,000 gain on the sale of the Unipac facility.

•	$329,000 of costs to prepare facilities for sale, relocate employees and other costs.
In the first nine months of fiscal 2006, the costs recorded in the Process Solutions segment were $4,638,000 and the costs recorded in the Romaco segment were $1,963,000. The recorded costs in the first nine months were comprised of the following:
•	$3,672,000 of termination benefits related to headcount reductions primarily in Germany where we combined two operations into a single facility and removed redundant costs, and Italy where we have downsized our manufacturing operations and shifted production to other facilities.

•	$370,000 to write-off inventory related to a discontinued product line. The inventory charge is included in cost of sales.

•	$2,559,000 for equipment relocation, costs to exit facilities, and losses related to business and facility dispositions.
Offsetting the restructuring costs was a gain on the disposition of the Hapa and Laetus businesses of Romaco of $7,523,000. See Business Disposition note for further information.
Following is a progression of the liability for termination benefits:

(In thousands)

Liability as of August 31, 2005	$1,074
Payments made	(2,879)
Costs incurred	3,672
Change in estimate	0

Liability at May 31, 2006	$1,867

The Mexico facility that was part of the restructuring program in fiscal 2005 is owned by us and will be sold. We expect that facility sale to generate approximately $6,000,000 of additional pre-tax cash proceeds, which exceeds the recorded book value of this facility by approximately $5,900,000. We have negotiated a contract for the sale of the Mexico facility and expect title to the property to transfer to the buyer in August 2006. We anticipate receiving cash proceeds of $1,500,000 before August 31, 2006 with the balance of the proceeds to be received by December 2006.
During the fourth quarter of fiscal 2005, we also sold the inventory and equipment related to our lined-pipe and fittings product line of our Process Solutions segment to Crane, Inc. In addition, in our second quarter, we sold another underutilized facility of our Process Solutions segment. The cash proceeds received from these asset sales were $9,732,000. The loss recognized in 2005 as a result of these asset sales was $2,114,000. During the third quarter of fiscal 2006, the land and buildings in Charleston, West Virginia were sold for $1,000,000. The loss on the disposition was $1,684,000.
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

NOTE 5 – Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine month period ended May 31, 2006, by operating segment, are as follows:

	Process	Fluid
	Solutions	Mgmt.	Romaco
	Segment	Segment	Segment	Total
		(In thousands)
Balance as of September 1, 2005	$141,970	$104,653	$62,658	$309,281
Goodwill reduction from utilizing purchased tax loss carryforwards	0	0	(820)	(820)
Goodwill reduction due to business dispositions	0	0	(7,166)	(7,166)
Goodwill written off during the period	0	0	(39,174)	(39,174)
Translation adjustments and other	1,309	1,079	4,459	6,847

Balance as of May 31, 2006	$143,279	$105,732	$19,957	$268,968

In fiscal 2006, we were able to utilize certain net operating loss (NOL) carryforwards that existed at the purchase date of Romaco. No value was allocated to these NOL carryforwards in the opening balance sheet of Romaco, therefore the utilization of these NOL carryforwards is recorded as a reduction to goodwill. The reduction of goodwill was $820,000 in fiscal 2006.
Information regarding our other intangible assets is as follows:

	As of May 31, 2006			As of August 31, 2005
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and Trademarks	$9,210	$6,306	$2,904	$9,678	$6,027	$3,651
Non-compete Agreements	8,800	6,054	2,746	8,800	5,739	3,061
Financing Costs	9,359	7,320	2,039	8,855	6,495	2,360
Pension Intangible	5,148	0	5,148	5,148	0	5,148
Other	5,939	5,295	644	5,939	5,232	707

Total	$38,456	$24,975	$13,481	$38,420	$23,493	$14,927

NOTE 6 – Net Income (Loss) per Share

	Three Months Ended		Nine months Ended
	May 31,		May 31,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
		(restated)		(restated)
Numerator:
Basic:
Net (loss) income	$(75)	$223	$(28,607)	$(597)
Effect of dilutive securities:
Convertible debt interest	480	480	1,440	1,440

Income (Loss) attributable to diluted shares	$405	$703	$(27,167)	$843

Denominator:
Basic:
Weighted average shares	14,784	14,650	14,743	14,590
Effect of dilutive securities:
Convertible debt	1,778	1,778	1,778	1,778
Dilutive options	30	44	20	45

Diluted shares	16,592	16,472	16,541	16,413

Basic net (loss) income per share	$(0.01)	$0.02	$(1.94)	$(0.04)

Diluted net (loss) income per share	$(0.01)	$0.02	$(1.94)	$(0.04)

NOTE 7 – Product Warranties
Warranty obligations are contingent upon product failure rates, material required for the repairs and service delivery costs. We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.
Changes in our product warranty liability during the period are as follows:

Nine months Ended
May 31, 2006
(In thousands)
Balance at beginning of the period	$9,176
Warranties issued during the period	1,689
Settlements made during the period	(1,595)
Impact of business dispositions	(970)
Translation adjustment impact	142

Balance at end of the period	$8,442

NOTE 8 — Long-Term Debt

May 31, 2006
(In thousands)
Senior debt:
Revolving credit loan	$0
Senior notes	100,000
Other	8,526
8.00% convertible subordinated notes	40,000

Total debt	148,526
Less current portion	3,233

Long-term debt	$145,293

On December 23, 2005, we amended our Bank Credit Agreement (“Agreement”). Refer to our Annual Report on Form 10-K for the year ended August 31, 2005 for a description of the former Agreement. The Agreement provides that we may borrow on a revolving credit basis up to a maximum of $50,000,000. All outstanding amounts under the Agreement are due and payable on November 30, 2007. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. Indebtedness under the Agreement is secured by accounts receivable, inventory, equipment and fixtures of our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. Under this Agreement and other lines of credit, we have $50,000,000 of unused borrowing capacity. However, due to our outstanding standby letters of credit, we could only incur additional indebtedness of $31,106,000 at May 31, 2006. We have $18,894,000 of standby letters of credit outstanding at May 31, 2006. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors.
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
We have $40,000,000 of 8.00% Convertible Subordinated Notes Due 2008 (“8.00% Convertible Subordinated Notes”). The 8.00% Convertible Subordinated Notes are due on January 31, 2008, bear interest at 8.00%, payable semi-annually on March 1 and September 1 and are convertible into common stock at a rate of $22.50 per share. Holders may convert at any time until maturity. The 8.00% Convertible Subordinated Notes are currently redeemable at our option at a redemption price equal to 100% of the principal amount. On May 19, 2006, we announced our intention to redeem $10,000,000 of the Convertible Subordinated Notes. The redemption date is July 14, 2006, unless converted prior thereto.
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
NOTE 9 — Retirement Benefits
Retirement and other postretirement plan costs are as follows:
Pension Benefits

	Three Months Ended		Nine months Ended
	May 31,		May 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Service cost	$588	$1,058	$2,363	$3,174
Interest cost	1,854	2,276	5,563	6,828
Expected return on plan assets	(1,415)	(1,819)	(4,244)	(5,457)
Amortization of prior service cost	157	130	471	390
Amortization of unrecognized losses	322	285	966	855

Net periodic benefit cost	$1,506	$1,930	$5,119	$5,790

Other Postretirement Benefits

	Three Months Ended		Nine months Ended
	May 31,		May 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Service cost	$87	$83	$260	$249
Interest cost	457	435	1,370	1,305
Amortization of prior service cost	55	53	165	159
Amortization of unrecognized losses	189	180	567	540

Net periodic benefit cost	$788	$751	$2,362	$2,253

NOTE 10 — Income Taxes
The tax expense for the nine month period ended May 31, 2006, was $5,365,000 on a pretax loss of $21,899,000. This unusual relationship exists because the goodwill impairment charge of $39,174,000 is not deductible for tax purposes. Without the goodwill impairment charge, the pretax income was $17,275,000 for the nine month period ended May 31, 2006. The effective tax rate on this pretax income was 31.1%. The tax rate for the comparable nine month period of fiscal 2005 was 83.2%. The effective tax rate is lower than prior year due to the tax effect of the gain generated on the sale of our Hapa and Laetus businesses. The pre-tax gain on this transaction was $7,523,000 and the effective tax rate was 15.0%.

NOTE 11 — Comprehensive Income

	Three Months Ended		Nine months Ended
	May 31,		May 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
		(restated)		(restated)
Net (loss) income	$(75)	$223	$(28,607)	$(597)
Other comprehensive income (loss):
Fair value of interest rate swap	(81)	0	(426)	0
Foreign currency translation	13,705	(6,949)	10,261	6,318

Comprehensive income (loss)	$13,549	$(6,726)	$(18,772)	$5,721

NOTE 12 — New Accounting Pronouncement
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. In addition, we sponsor stock option and stock compensation plans for non-employee directors. Under the plans, the stock option price per share may not be less than the fair market value per share as of the date of grant. For officers and other key employees, outstanding grants become exercisable over a three-year period, while options for non-employee directors are immediately exercisable. Prior to September 1, 2005, we accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Consolidated Statement of Operations for years ended August 31, 2005 and 2004, or in the three and nine month periods ended May 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective September 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payments, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first nine months of fiscal 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for the prior period have not been restated.
As a result of adopting Statement 123(R) on September 1, 2005, our income before income taxes and net income for the quarter ended May 31, 2006 are $195,000 and $123,000 lower, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted loss per share for the quarter ended May 31, 2006 is $0.01 higher than if we had not adopted Statement 123(R). Our loss before income taxes and net loss for the nine month period ended May 31, 2006 are $660,000 and $416,000 higher, respectively, than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted loss per share for the nine month period ended May 31, 2006 is $0.03 higher than if we had not adopted Statement 123(R).

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

	Three Months	Nine months	Twelve Months
	Ended	Ended	Ended
	May 31,		August 31,
	2005	2005	2005	2004
	(In thousands, except per share amounts)
	(restated)	(restated)		(restated)
Net income (loss), as reported	$223	$(597)	$(262)	$11,648

Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	262	785	1,005	1,089

Pro forma net (loss) income	$(39)	$(1,382)	$(1,267)	$10,559

Income (Loss) per share:
Basic—as reported	$0.02	$(0.04)	$(0.02)	$0.80

Basic—pro forma	$0.00	$(0.09)	$(0.09)	$0.73

Diluted—as reported	$0.02	$(0.04)	$(0.02)	$0.80

Diluted—pro forma	$0.00	$(0.09)	$(0.09)	$0.73

NOTE 13 — Business Segments
Beginning with the first quarter of fiscal 2006, we reported realigned segments (see Note 4) — Statement of Operations Information). The amounts presented for fiscal 2005 reflect this realignment. The following tables present information about our reportable business segments.

	Three Months Ended		Nine months Ended
	May 31,		May 31,
	2006	2005	2006	2005
	(In thousands)
Unaffiliated customer sales:
Fluid Management	$61,675	$51,767	$171,934	$144,040
Process Solutions	57,138	62,765	164,172	176,711
Romaco	34,430	43,052	106,093	114,918

Total	$153,243	$157,584	$442,199	$435,669

Income (loss) before Interest and Taxes (“EBIT”)
Fluid Management	$12,701	$10,260	$36,886	$28,718
Process Solutions	(617)	2,145	2,690	3,381
Romaco	(1,388)	(1,407)	(37,457)	(8,359)
Corporate and eliminations	(4,522)	(3,307)	(13,694)	(10,269)

Total	$6,174	$7,691	$(11,575)	$13,471

	May 31,	Aug. 31,
	2006	2005
	(In thousands)
Identifiable Assets
Fluid Management	$225,244	$215,176
Process Solutions	311,392	326,709
Romaco	136,256	186,464
Corporate and eliminations	5,952	11,986

Total	$678,844	$740,335

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement of Prior Financial Information
We have restated our historical Consolidated Financial Statements for the cumulative impact of errors in income tax expense. For more information with respect to the restatement, see “Note 2” to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for our fiscal year ended August 31, 2005. We did not amend our previously filed Quarterly Reports on Form 10-Q for the restatement. Therefore the financial statements and related financial information contained in such reports should no longer be relied upon. The third quarter of fiscal 2005 results of operations in this report have been restated. Throughout “Managements Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for the affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.
Business Dispositions
On March 31, 2006, we completed the sale of two of our Romaco business units — Hapa and Laetus — for $31.0 million. We received cash proceeds of $26.9 million with the remaining purchase price paid into an escrow account. The amount paid into escrow serves as collateral for claims by the purchaser under the terms of the Asset and Share Purchase Agreement. We have not recognized the cash in escrow as an asset as of May 31, 2006. This will be recognized as an asset and additional gain, if any, when the final payment from escrow is determinable. The purchase price is subject to a final adjustment to reflect the net assets on March 31, 2006. Hapa designs, manufactures and sells printing systems used in the packaging of pharmaceutical products. Laetus designs, manufactures and sells packaging security systems, including bar code reading and vision inspection systems, for use in the pharmaceutical and cosmetic industries. Hapa and Laetus had combined sales of approximately $42.0 million in our fiscal year ended August 31, 2005. The sale generated a pre-tax gain of $7.5 million ($6.4 million after-tax gain, or $0.43 per diluted share). The cash proceeds were used to pay off the $12.3 million balance of our 10.00% Subordinated Notes and reduce our revolving credit loan.
Results of Operations
Overview
We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the global energy, chemical, pharmaceutical, municipal wastewater and industrial markets. In our estimation, our principal brand names — Pfaudler®, Moyno®, Chemineer®, FrymaKoruma®, Siebler®, and Hercules® — hold the number one or two market share position in the niche markets they serve. We operate with three market-focused business segments: Fluid Management, Process Solutions and Romaco.
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

Romaco. Our Romaco product line designs, manufacturers and markets secondary processing and packaging equipment to the pharmaceutical and cosmetics markets. The product lines include dosing, filling and packaging equipment.
We have manufacturing facilities in 15 countries and approximately 63% of our sales are international sales.
For our third quarter of fiscal 2006, ended May 31, 2006, our consolidated net sales were $153.2 million which was $4.3 million lower than the third quarter of fiscal 2005. Sales declined from the prior year quarter primarily because the prior year quarter included $10.5 million in sales for the Hapa, Laetus and Edlon Lined Pipe businesses that were sold after last year’s third quarter. For the fiscal 2006 third quarter, we recorded net loss of $0.1 million versus a net income of $0.2 million in the comparable prior year quarter.
The following tables present the components of our consolidated statement of operations and segment information for the three and nine month periods of fiscal 2006 and 2005.

	Three Months Ended		Nine months Ended
	May 31,		May 31,
	2006	2005	2006	2005
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.5	67.2	66.2	67.5

Gross profit	34.5	32.8	33.8	32.4
SG&A expenses	26.6	26.9	27.7	27.4
Amortization	0.4	0.4	0.4	0.4
Goodwill impairment charge	6.0	0.0	8.9	0.0
Other	(2.5)	0.6	(0.6)	1.5

EBIT	4.0%	4.9%	(2.6)%	3.1%

	Three Months Ended		Nine months Ended
	May 31,		May 31,
	2006	2005	2006	2005
	(In thousands, except %’s)
Segment
Fluid Management:
Sales	$61,675	$51,767	$171,934	$144,040
EBIT	12,701	10,260	36,886	28,718
EBIT %	20.6%	19.8%	21.5%	19.9%

Process Solutions:
Sales	$57,138	$62,765	$164,172	$176,711
EBIT	(617)	2,145	2,690	3,381
EBIT %	(1.1)%	3.4%	1.6%	1.9%

Romaco:
Sales	$34,430	$43,052	$106,093	$114,918
EBIT	(1,388)	(1,407)	(37,457)	(8,359)
EBIT %	(4.0)%	(3.3)%	(35.3)%	(7.3)%
Impact of Goodwill Impairment and Restructuring Charges
Beginning with the first quarter of fiscal 2006, we are reporting realigned segments as set forth above. The new segment structure is a result of a significant reorganization of management, operations and reporting that occurred during the first quarter of fiscal 2006. The Fluid Management segment is comprised of the R&M Energy Systems, Moyno and Tarby product lines. The Process Solutions segment is comprised of the Pfaudler, Tycon Technoglass, Chemineer and Edlon product lines. The Romaco segment includes for the periods presented the Hapa and Laetus (prior to their sale) and FrymaKoruma, Noack, Siebler, Macofar, Promatic, Unipac, IPM, Zanchetta and Bosspak product lines. The Hapa and Laetus product lines were sold in March 2006.

As a result of the segment realignment, the goodwill recorded as of August 31, 2005 was allocated to the aforementioned product lines based on their relative fair value in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). The aggregate goodwill for each new segment is the sum of the reallocated goodwill for the product lines comprising the segment. In addition, during the first quarter and subsequent to the end of the first quarter, discussions about the sale of various Romaco business units progressed and provided additional information regarding the fair value of Romaco. After considering the fair value of the Romaco segment, management determined there was an indicator of goodwill impairment under the rules of FAS 142. Management estimated the fair value of the Romaco segment using current prices that the Company may receive in the potential disposition of all or parts of Romaco. Based on these estimates, management estimated that goodwill in the Romaco segment should be written down by $30.0 million. This charge was included in the first quarter earnings. A formal appraisal was completed in the third quarter to determine the final goodwill write-down. The results of the appraisal determined that goodwill should be written down by an additional $9.2 million. This charge is included in our third quarter earnings.
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
The restructuring of our Romaco and Reactor Systems product lines will continue in fiscal 2006 as we continue to consolidate facilities. The consolidation of production facilities will reduce excess production capacity and redundant operating and administrative costs. We expect the fiscal 2006 restructuring costs to be approximately $8.0 million. These costs primarily relate to severance, equipment relocation and costs to exit the facilities. In addition, with the sale of the Hapa and Laetus businesses completed, we are reviewing the most cost effective methods to deliver our Romaco products to market. This review will result in additional personnel termination and facility closure costs of approximately $6.0 million to $7.0 million over the next six moths.
As a result of the restructuring activities, we recorded costs in fiscal 2005 totaling $3.6 million in the Process Solutions segment and $4.3 million in the Romaco segment. The costs in fiscal 2005 were comprised of the following:
•	$5.7 million of termination benefits related to the aforementioned headcount reductions.

•	$1.1 million to write-down inventory and $0.4 to write-off intangibles related to discontinued product lines. The inventory charge was included in cost of sales.

•	$0.3 million to write-down to estimated net realizable value the facilities that we exited.

•	$0.4 million to write down equipment to fair value, relocate equipment, relocate employees and other costs.

The Mexico facility that was part of the restructuring program in fiscal 2005 is owned by us and will be sold. We expect that facility sale to generate approximately $6.0 million of additional pre-tax cash proceeds, which exceeds the recorded book value of this facility by approximately $5.9 million. We have negotiated a contract for the sale of the Mexico facility and expect title to the property to transfer to the buyer in August 2006. We anticipate receiving cash proceeds of $1.5 million before August 31, 2006 with the balance of the proceeds received by December 2006.
In the first nine months of fiscal 2005, the costs recorded in the Process Solutions segment were $4.2 million and the costs recorded in the Romaco segment were $3.6 million. The recorded costs in the first nine months were comprised of the following:
•	$5.6 million of termination benefits related to the aforementioned headcount reductions.

•	$1.0 million to write-down inventory and $0.4 million to write-off intangibles related to a discontinued product line. The inventory charge is included in cost of sales.

•	$0.3 million to write-down to estimated net realizable value the Reactor Systems facility in Italy that we exited.

•	$0.3 million for equipment relocation and to write down equipment to fair value.

•	$0.1 million gain on the sale of the Unipac facility.

•	$0.3 million of costs to prepare facilities for sale, relocate employees and other costs.
In the first nine months of fiscal 2006, the costs recorded in the Process Solutions segment were $4.6 million and the costs recorded in the Romaco segment were $2.0 million. The recorded costs in the first nine months were comprised of the following:
•	$3.7 million of termination benefits related to headcount reductions primarily in Germany where we combined two operations into a single facility and removed redundant costs.

•	$0.4 million to write-off inventory related to a discontinued product line. The inventory charge is included in cost of sales.

•	$2.5 million for equipment relocation, costs to exit facilities and losses related to business and facility dispositions.
During the fourth quarter of fiscal 2005, we also sold the inventory and equipment related to our lined pipe and fittings product line of our Process Solutions segment to Crane, Inc. In addition, in our second quarter, we sold another underutilized facility of our Process Solutions segment. The cash proceeds received from these asset sales were $9.7 million. The loss recognized in 2005 as a result of these asset sales was $2.1 million. During the third quarter of fiscal 2006, the land and buildings in Charleston, West Virginia were sold for $1.0 million. The loss on the disposition was $1.7 million.
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

Three months ended May 31, 2006
Net Sales
Consolidated net sales for the third quarter of fiscal 2006 were $153.2 million which were $4.3 million lower than net sales for the third quarter of fiscal 2005. Included in fiscal 2005 were sales of $10.5 million from businesses that have been sold.
The Fluid Management segment had sales of $61.7 million in the third quarter of fiscal 2006 compared with $51.8 million in the third quarter of fiscal 2005. The sales increase is from strong demand for oilfield equipment products due to high levels of oil and gas exploration and recovery activity as well as improved chemical processing and general industrial markets. Orders for this segment increased from $51.6 million in the third quarter of fiscal 2005 to $65.6 million in the third quarter of fiscal 2006. The increase in orders in this segment reflects the strong demand from the oil and gas exploration and recovery markets.
The Process Solutions segment had sales of $57.1 million in the third quarter of fiscal 2006 compared with $62.8 million in the third quarter of fiscal 2005. The decline is a result of the sale of the lined-pipe and fittings product line in August 2005 and lower Pfaudler product line sales in the U.S. and Europe to pharmaceutical customers. Incoming orders in this segment were $71.5 million in the third quarter of fiscal 2006 compared with $56.1 million in the third quarter of fiscal 2005. The increase in orders is in our Pfaudler and Chemineer product lines from the chemical market.
The Romaco segment had sales of $34.4 million in the third quarter of fiscal 2006 compared with $43.1 million in the third quarter of fiscal 2005. After considering the impact of exchange rates, the third quarter of fiscal 2006 sales were $7.8 million lower than the third quarter of fiscal 2005. The decline in sales is due to the disposition of the Hapa and Laetus businesses on March 31, 2006. Incoming orders in this segment increased to $43.8 million in the third quarter of fiscal 2006 compared with $40.0 million in the third quarter of fiscal 2005. After considering the impact of changes in exchange rates and business dispositions, the third quarter of fiscal 2006 orders increased by 27.0% compared with the third quarter of fiscal 2005. The increase in orders is for packaging equipment in emerging markets.
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
Consolidated EBIT for the third quarter of fiscal 2006 was $6.2 million compared with $7.7 million in the third quarter of fiscal 2005. Included in the current quarter’s EBIT is the aforementioned $7.5 million gain on the sale of the Hapa and Laetus businesses and the $9.2 million goodwill impairment charge. Also included in the current quarter’s EBIT are the $3.6 million of costs related to the restructuring and facility dispositions in our Romaco and Process Solutions segments compared with restructuring costs of $1.2 million in prior year. Our gross margin has increased in fiscal 2006 due to the sales growth in our Fluid Management segment which has higher product margins and improved utilization of our Reactor Systems and Romaco production facilities. SG&A costs have decreased due to the business dispositions and other personnel reductions offset somewhat by higher costs related to Sarbanes-Oxley compliance, expensing of stock options and higher costs to support the growing Fluid Management segment.
The Fluid Management segment had EBIT of $12.7 million in the third quarter of fiscal 2006 compared with $10.3 million in the third quarter of fiscal 2005. The increase in EBIT is due to the increase in sales volumes described above.
The Process Solutions segment had negative EBIT of $0.6 million in the third quarter of fiscal 2006 compared with $2.1 million in the third quarter of fiscal 2005. The restructuring and facility disposition costs were $3.1 million higher in the third quarter of fiscal 2006 than the comparable prior year period. In addition, sales declined by $5.7 million which resulted in a decrease in EBIT of $1.0 million. Offsetting these items is the impact of our cost reduction programs and improved utilization of our production capacity due to increases in orders and backlog.
The Romaco segment had EBIT of negative $1.4 million in the third quarters of fiscal 2006 and 2005. The third quarter of fiscal 2006 includes the $7.5 million gain on the sale of businesses that was mentioned above and goodwill write-off of $9.2 million. Also included in the third quarter of fiscal 2006 EBIT are restructuring charges of $0.1 million compared with restructuring charges of $0.9 million in the third quarter of fiscal 2005. After considering the restructuring charges, gain on business dispositions and goodwill write off Romaco’s EBIT in the third quarter of fiscal 2006 is $0.9 million higher than the third quarter of fiscal 2005 while sales have declined $7.8 million on a constant currency basis. The overall improvement in the third quarter of fiscal 2006 EBIT is due to the personnel reductions that have occurred and improved utilization of our production capacity.
Interest Expense
Interest expense was $3.1 million in the third quarter of fiscal 2006 compared with $3.6 million in the third quarter of fiscal 2005. Our average debt levels were lower in fiscal 2006 because of the cash proceeds received from the sale of the Hapa and Laetus businesses.
Income Taxes
The tax expense for the three month period ended May 31, 2006, was $2.8 million on pretax income of $3.0 million. This unusual relationship exists because the goodwill impairment charge of $9.2 million is not deductible for tax purposes. Without the goodwill impairment charge, the pretax income was $12.2 million for the three month period ended May 31, 2006. The effective tax rate on this pretax income was 23.0%. The tax rate for the comparable nine month period of fiscal 2005 was 83.2%. The effective tax rate is lower than prior year due to the tax effect of the gain generated on the sale of our Hapa and Laetus businesses. The pre-tax gain on this transaction was $7,523,000 and the effective tax rate was 15.0%.
Nine months ended May 31, 2006
Net Sales
Consolidated net sales for the first nine months of fiscal 2006 were $442.2 million which were $6.5 million higher than net sales for the first nine months of fiscal 2005. We sold the lined-pipe and fitting product line of Edlon on August 31, 2005 and the Hapa and Laetus businesses on March 31, 2006. The sales from these business units included in fiscal 2005 that are not in fiscal 2006 are $14.5 million. In addition, changes in exchange rate has caused a reduction in fiscal 2006 year to date sales of $6.4 million. After considering these impacts, the fiscal 2006 year to date sales have increased by $27.4 million, or 6.3%, when compared with the first nine months of fiscal 2005. This increase is from to the Fluid Management segment.
The Fluid Management segment had sales of $171.9 million in the first nine months of fiscal 2006 compared with $144.0 million in the first nine months of fiscal 2005. The sales increase is from strong demand for oilfield equipment products due to high levels of oil and gas exploration and recovery activity as well as improved chemical processing and general industrial markets. Orders for this segment increased from $148.0 million in the first nine months of fiscal 2005 to $179.3 million in the first nine months of fiscal 2006. The increase in orders in this segment reflects the strong demand from the oil and gas exploration and recovery markets.
The Process Solutions segment had sales of $164.2 million in the first nine months of fiscal 2006 compared with $176.7 million in the first nine months of fiscal 2005. After considering the impact of exchange rates, sales declined $10.7 million. The decline is a result of the sale of the lined-pipe and fittings product line in August 2005 and lower Pfaudler product line sales in the U.S. and Europe to pharmaceutical customers. Incoming orders in this segment were $191.5 million in the first nine months of fiscal 2006 compared with $179.6 million in the first nine months of fiscal 2005. After considering the impact of exchange rates, the first nine months orders increased by $14.4 million. The increase in orders is a result of strong orders in the third quarter of fiscal 2006 from the chemical market.

The Romaco segment had sales of $106.1 million in the first nine months of fiscal 2006 compared with $114.9 million in the first nine months of fiscal 2005. After considering the impact of exchange rates, the first nine months of fiscal 2006 sales were $2.8 million lower than the first nine months of fiscal 2005. The disposition of the Hapa and Laetus businesses on March 31, 2006 caused a $7.0 million reduction in sales. Incoming orders in this segment decreased to $123.3 million in the first nine months of fiscal 2006 compared with $127.0 million in the first nine months of fiscal 2005. After considering the impact of exchange rates and business dispositions, orders have increased by $10.2 million in the first nine months of fiscal 2006 compared with the first nine months of fiscal 2005. The increase is from improving orders in the third quarter for packaging equipment to emerging markets.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the first nine months of fiscal 2006 was adversely affected by a $39.2 million non-cash goodwill impairment charge. This resulted in EBIT being a negative $11.6 million in the first nine months of fiscal 2006 compared with $13.5 million in the first nine months of fiscal 2005. Included in the current nine month’s EBIT are the aforementioned goodwill impairment charge of $39.2 million and $6.6 million of costs related to the restructuring of our Romaco and Process Solutions segments compared with restructuring costs of $7.8 million in the prior year. In addition, the first nine months of fiscal 2006 EBIT includes a gain on the sale of the Hapa and Laetus businesses of $7.5 million. Our gross margin has increased in the first nine months of fiscal 2006 due to the sales growth in our Fluid Management segment which has higher product margins. SG&A costs have increased due to higher costs related to Sarbanes-Oxley compliance, expensing of stock options and higher costs to support the growing Fluid Management segment.
The Fluid Management segment had EBIT of $36.9 million in the first nine months of fiscal 2006 compared with $28.7 million in the first nine months of fiscal 2005. The increase in EBIT is due to the increase in sales volumes described above.
The Process Solutions segment had EBIT of $2.7 million in the first nine months of fiscal 2006 compared with $3.4 million in the first nine months of fiscal 2005. The restructuring costs were $0.5 million higher in the first nine months of fiscal 2006 than the comparable prior year period. In addition, sales declined by $10.7 million on a constant currency basis which resulted in a decrease in EBIT of $2.0 million. Offsetting these items was a gain of $1.8 million on the sale of land and buildings in China that were vacated when we moved our operations to a new facility. Finally, we recorded a liability of $0.4 million for costs expected to be incurred when we exit a leased facility in the United Kingdom.
The Romaco segment had EBIT of negative $37.5 million in the first nine months of fiscal 2006 compared with negative $8.4 million in the first nine months of fiscal 2005. Included in the first nine months of fiscal 2006 EBIT is a goodwill impairment charge of $39.2 million and restructuring charges of $1.9 million compared with restructuring charges of $3.6 million in the first nine months of fiscal 2005. Lastly, EBIT for the first nine months of fiscal 2006 includes a gain on the sale of the Hapa and Laetus businesses of $7.5 million After considering the goodwill impairment charge, restructuring charges, and gain on business dispositions, Romaco’s EBIT in the first nine months of fiscal 2006 is $0.9 million higher than the first nine months of fiscal 2005. The improvement in EBIT is a result of the cost reduction programs and facility consolidations.
Interest Expense
Interest expense was $10.3 million in the first nine months of fiscal 2006 and $10.8 million in the first nine months of fiscal 2005. Our average debt levels were lower in fiscal 2006 because of the cash proceeds received from the sale of the Hapa and Laetus businesses.
Income Taxes
The tax expense for the nine month period ended May 31, 2006, was $5.4 million on a pretax loss of $21.9 million. This unusual relationship exists because the goodwill impairment charge of $39.2 million is not deductible for tax purposes. Without the goodwill impairment charge, the pretax income was $17.3 million for the nine month period ended May 31, 2006. The effective tax rate on this pretax income was 31.1%. The tax rate for the comparable nine month period of fiscal 2005 was 83.2%. The effective tax rate is lower than prior year due to the tax effect of the gain generated on the sale of our Hapa and Laetus businesses. The pre-tax gain on this transaction was $7,523,000 and the effective tax rate was 15.0%.
Liquidity and Capital Resources
Operating Activities
In the first nine months of fiscal 2006, our cash flow provided by operations was $5.5 million compared with cash flow provided by operations of $2.4 million in the first nine months of fiscal 2005. The positive cash flow from operating activities in the first nine months is due to accounts receivable reductions and profits from operations.
We expect our fiscal 2006 operating cash flow to be adequate to fund the fiscal year 2006 operating needs, scheduled debt service, shareholder dividend requirements and planned capital expenditures of approximately $17.5 million. Our planned capital expenditures are related to information system upgrades, support of new products, cost reductions and replacement items.
Credit Agreement
On December 23, 2005, we amended our Bank Credit Agreement (“Agreement”). Refer to our Annual Report on Form 10-K for the year ended August 31, 2005 for a description of the former Agreement. The Agreement provides that we may borrow on a revolving credit basis up to a maximum of $50.0 million. All outstanding amounts under the Agreement are due and payable on November 30, 2007. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. Indebtedness under the Agreement is secured by accounts receivable, inventory, equipment and fixtures of our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. Under this Agreement and other lines of credit, we have $50.0 million of unused borrowing capacity. However, due to our standby letters of credit, we could only incur additional indebtedness of $31.1 million at May 31, 2006. We had $18.9 million of standby letters of credit outstanding at May 31, 2006. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors.
Following is information regarding our long-term contractual obligations and other commitments outstanding as of May 31, 2006:

	Payments Due by Period
			Two to	Four to
Long-term contractual		One year	three	five	After five
obligations	Total	or less	years	years	years
	(In thousands)
Long-term debt	$148,526	$3,233	$113,668	$31,200	$425
Capital lease obligations	0	0	0	0	0
Operating leases (1)	20,000	5,000	7,600	4,700	2,700
Unconditional purchase obligations	0	0	0	0	0

Total contractual cash obligations	$168,526	$8,233	$121,268	$35,900	$3,125

(1)	Operating leases are estimated as of May 31, 2006 and consist primarily of building and equipment leases.

	Amount of Commitment Expiration Per Period
			Two to	Four to
Other commercial		One year	three	five	After five
commitments	Total	or less	years	years	years
	(In thousands)
Lines of credit	$0	$0	$0	$0	$0
Standby letters of credit	18,894	18,894	0	0	0
Guarantees	0	0	0	0	0
Standby repurchase obligations	0	0	0	0	0
Other commercial commitments	53	53	0	0	0

Total commercial commitments	$18,947	$18,947	$0	$0	$0

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
Safe Harbor Statement
In addition to historical information, this Form 10-Q contains forward-looking statements, identified by use of words such as “expects,” “anticipates,” “estimates,” and similar expressions. These statements reflect the Company’s expectations at the time this Form 10-Q was filed. Actual events and results may differ materially from those described in the forward-looking statements. Among the factors that could cause material differences are a significant decline in capital expenditures in the specialty chemical and pharmaceutical industries, a major decline in oil and natural gas prices, foreign exchange rate fluctuations, the impacts of Sarbanes-Oxley section 404 procedures, work stoppages related to union negotiations, customer order cancellations, the ability of the Company to comply with the financial covenants and other provisions of its financing arrangements, the ability of the Company to realize the benefits of its restructuring program in its Romaco and Process Solutions Segments, including the receipt of cash proceeds from the sale of excess facilities and general economic conditions that can affect demand in the markets served by the Company. The Company undertakes no obligation to update or revise any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In our normal operations, we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended May 31, 2006. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2005.
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of May 31, 2006. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.
During the first nine months of fiscal 2006, we took steps toward remediating the identified material weaknesses relating to income tax matters and the financial statement close process discussed in detail in our Form 10-K for the year ended August 31, 2005. With regard to income tax matters, these steps included engaging additional external advisors to assist and review on a quarterly basis our income tax calculations for financial accounting purposes and to review on a contemporaneous basis transactions that involve complex tax calculations. With regard to the financial statement close process, we have initiated additional corporate reviews of inventory and employee related liabilities, implemented new accounting policies, and provided employee training. However, as of May 31, 2006 we had not yet completed the remediation of these material weaknesses. Therefore, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of that date. Our current plan anticipates the remediation of these material weaknesses prior to the end of our fiscal year.
(B) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described in the preceding paragraph.
Part II— Other Information
Item 6. Exhibits
a)	Exhibits – see INDEX TO EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.

DATE: July 10, 2006	BY	/s/ Kevin J. Brown Kevin J. Brown
Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: July 10, 2006	BY	/s/ Thomas J. Schockman Thomas J. Schockman
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

(2)	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

	2.1	Asset and Shares Purchase Agreement, dated February 28, 2006 among Robbins & Myers, Inc., Romaco International B.V. and Romaco Pharmatechnik GmbH and Coesia, S.p.A. was filed in the Company’s Report on Form 8-K filed March 3, 2006	(I)

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	(F)

	31.2	Rule 13a-14(a) CFO Certification	(F)

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	(F)

	32.2	Section 1350 CFO Certification	(F)

“F”	Filed herewith
“I”	Incorporated by reference
“M”	Indicates management contracts or compensatory agreement