Form 10-K
period 2006-08-31
ROBBINS & MYERS INC
filed 2006-11-14
CIK 84290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-288
ROBBINS & MYERS, INC.
(Exact name of Registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of incorporation)	(I.R.S. employer identification number)

1400 Kettering Tower, Dayton, Ohio	45423

(Address of principal executive offices)	(Zip Code)
(937) 222-2610
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	New York
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Act (check one).
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-accelerated Filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Aggregate market value of Common Shares, without par value, held by non-affiliates of the Company at February 28, 2006 (the last business day of the Company’s second fiscal quarter)	$238,044,493

Number of Common Shares, without par value, outstanding at October 16, 2006	16,785,718
DOCUMENT INCORPORATED BY REFERENCE
Robbins & Myers, Inc., Proxy Statement for its Annual Meeting of Shareholders on January 11, 2007; definitive copies of the foregoing will be filed with the Commission within 120 days of the Company’s most recently completed fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

ITEM 1. BUSINESS
Important Information Regarding Forward-Looking Statements
Portions of this Form 10-K include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. This includes, in particular, “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K as well as other portions of this Form 10-K. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in this Form 10-K (included in “Item 1A-Risk Factors”). Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
OVERVIEW
Robbins & Myers, Inc. is an Ohio corporation. As used in this report, the terms “Company,” “we,” “our,” or “us” mean Robbins & Myers, Inc. and its subsidiaries unless the context indicates another meaning. We are a leading designer, manufacturer and marketer of highly-engineered, application-critical equipment and systems for the energy, industrial, chemical and pharmaceutical markets worldwide. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. Our fiscal 2006 sales were approximately $625 million, and no one customer accounted for more than 5% of these sales.
Beginning with the first quarter of fiscal 2006, we realigned our reportable business segments. The new structure consists of three market-focused segments: Fluid Management, Process Solutions and Romaco. The Hapa and Laetus product lines of the Romaco segment were sold on March 31, 2006. These product lines had annual revenues of approximately $42 million.
Information concerning our sales, income before interest and income taxes (“EBIT”), identifiable assets by segment and sales and identifiable assets by geographic area for the years ended August 31, 2006, 2005 and 2004 is set forth in Note 12 to the Consolidated Financial Statements included at Item 8 and is incorporated herein by reference.
Fluid Management Segment
Our Fluid Management business segment designs, manufactures and markets equipment and systems used in oil and gas exploration and recovery, specialty chemical, wastewater treatment and a variety of other industrial applications. Primary brands include Moyno®, Yale®, New Era®, Tarby® and Hercules®. Our products and systems include hydraulic drilling power sections; down-hole and industrial progressing cavity pumps and related products such as grinders for applications involving the flow of viscous, abrasive and solid-laden slurries and sludge; and a broad line of ancillary equipment, such as rod guides, rod and tubing rotators, wellhead systems, pipeline closure products and valves. These products and systems are used at the wellhead and in subsurface drilling and production.
Sales, Marketing and Distribution. We sell our rotors and stators for hydraulic drilling power sections through a direct sales force. We sell our tubing wear prevention products and certain wellhead equipment through major distributors as well as our service centers in key oilfield locations worldwide. We sell our wellhead, closure products and industrial pumps through distributors and manufacturer representatives. Backlog at August 31, 2006 was $33.3 million, compared with $21.7 million at August 31, 2005.
Aftermarket Sales. Aftermarket sales consist principally of selling replacement components for our pumps, as well as the relining of stators and the refurbishment of rotors for the energy market. Aftermarket sales represented approximately 22% of the sales in this segment in fiscal 2006. However, replacement items, such as power section rotors and stators, down-hole pump rotors and rod guides are components of larger systems that wear out after regular usage. These are often sold as complete products and are not identifiable by us as aftermarket sales.
Markets and Competition. We believe we are the leading independent manufacturer of rotors and stators for hydraulic drilling power sections worldwide. We are also the leading manufacturer of rod guides, wellhead components and pipeline closure products and the second leading manufacturer of down-hole progressing cavity pumps worldwide. While the oil and gas exploration and recovery equipment marketplace is highly fragmented, we believe that with our leading brands and products we are effectively positioned as a full-line supplier with the capability to provide customers with complete system sourcing. We also have a large installed base and a dominant market share in progressing cavity pumps for general industrial applications in the U.S. and Canada, but a smaller presence in Europe and Asia. While we believe Moyno® is the North American leader in the manufacture and sale of progressing cavity pumps for the general industrial market, the worldwide market is highly competitive and includes several competitors, none of which is dominant. In addition, there are several other types of positive displacement pumps, including gear, lobe and air-operated diaphragm pumps that compete with progressing cavity pumps in certain applications.
Process Solutions Business Segment
Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels, standard and customized fluid-agitation equipment and systems and customized fluoropolymer-lined fittings, vessels and accessories, primarily for the pharmaceutical and fine chemical markets. Primary brands are Pfaudler®, Tycon-Technoglass®, Chemineer® and Edlon®.
Sales, Marketing and Distribution. We primarily market and sell glass-lined reactors and storage vessels through our direct sales force, as well as manufacturers’ representatives in certain world markets. Industrial mixers, agitation equipment and corrosion resistant products are primarily sold through manufacturers’ representatives. Backlog at August 31, 2006 was $88.4 million compared with $57.9 million at August 31, 2005.
Aftermarket Sales. Aftermarket products and services, which include field service, replacement parts, accessories and reconditioning of glass-lined vessels, are an important part of our Reactor Systems product line. Our aftermarket capabilities and presence allow us to service our large installed base of Pfaudler glass-lined vessels and to meet the needs of our customers, who are increasingly inclined to outsource various maintenance and service functions. We also service competitors’ equipment in the U.S. and in Europe. We also refurbish and sell used, glass-lined vessels. Our aftermarket business for the Chemineer® and Edlon® lines primarily consists of selling replacement parts. Aftermarket sales represented approximately 36% of this segment’s sales in fiscal 2006.
Markets and Competition. We believe we have the number one worldwide market position for quality glass-lined reactors and storage vessels, competing principally with DeDeitrich, a French company. The mixing equipment industry in which our Chemineer® brand participates is highly competitive and fragmented. We believe we are one of the market leaders worldwide. Our primary competitors are Lightnin’, a unit of SPX Corporation and Ekato. Our Edlon® brand primarily competes by offering highly engineered products and products made for special needs, which are not readily supplied by competitors.
Romaco Business Segment
Our Romaco business segment designs, manufactures and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutriceutical and cosmetic industries. Packaging applications include dosing, filling and sealing of vials, capsules, tubes, bottles and blisters, as well as customized packaging. Primary brands are Noack®, Siebler® and FrymaKoruma®.
Sales, Marketing and Distribution. We sell Romaco products through our direct sales and service centers in certain world markets. We supplement our direct sales force with an extensive network of manufacturers’ representatives and third party distributors. Backlog at August 31, 2006 was $52.7 million compared with $37.0 million at August 31, 2005.
Aftermarket Sales. Aftermarket sales of our Romaco business were approximately 30% of this segment’s fiscal 2006 sales, consisting largely of replacement parts for the installed base of equipment.
Markets and Competition. We believe Romaco is one of the top five worldwide manufacturers of the type of pharmaceutical equipment it provides; however, the market is fragmented with many competitors, none of which is dominant. Given the fragmented nature of the industry, we believe there are strategic opportunities to expand our market share through technological innovation and flexible response to new market requirements and product applications.

Other Consolidated Information
BACKLOG
Our total order backlog was $174.4 million at August 31, 2006 compared with $116.5 million at August 31, 2005. We expect to ship over 90% of our backlog during the next 12 months.
CUSTOMERS
Sales are not concentrated with any customer, as no customer represented more than 5% of sales in fiscal 2006, 2005 or 2004.
RAW MATERIALS
Raw materials are purchased from various vendors that generally are located in the same country as our facility using the raw materials. Because of high global demand for steel, costs increased significantly in 2006. However, our supply of steel and other raw materials and components has been adequate and available without significant delivery delays. No events are known or anticipated that would change the availability of raw materials. No one supplier provides more than 5% of our raw materials.
GENERAL
We own a number of patents relating to the design and manufacture of our products. While we consider these patents important to our operations, we believe that the successful manufacture and sale of our products depend more upon operating and application expertise and manufacturing skills. We are committed to maintaining high quality manufacturing standards and have completed ISO certification at several facilities.
During fiscal 2006, we spent approximately $7.8 million on research and development activities compared with $8.7 million in fiscal 2005 and $6.7 million in fiscal 2004. We have also incurred significant engineering costs incurred in conjunction with fulfilling customer orders and executing customer projects.
Compliance with federal, state and local laws regulating the discharge of materials into the environment is not anticipated to have any material effect upon the Company’s capital expenditures, earnings or competitive position.
At August 31, 2006, we had 3,271 employees, which included approximately 560 at majority-owned joint ventures. Approximately 580 of our total employees were covered by collective bargaining agreements at various locations. Agreements at our Springfield, Ohio, Dayton, Ohio and Rochester, New York manufacturing facilities, covering approximately 320 employees, expire throughout calendar 2007. The Company considers labor relations at each of its locations to be good.
CERTIFICATIONS
Peter C. Wallace, our President and Chief Executive Officer, certified to the New York Stock Exchange on November 10, 2006 that, as of that date, he was not aware of any violation by the Company of the NYSE’s Corporate Governance Listing Standards. We have filed with the SEC the certifications of Mr. Wallace and Christopher M. Hix, our Chief Financial Officer, that are required by Section 302 of the Sarbanes-Oxley Act of 2002 relating to the financial statements and disclosures contained in our Annual Report on Form 10-K for the year ended August 31, 2006.
AVAILABLE INFORMATION
We make available free of charge on or through our web site, at www.robn.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission (“SEC”). Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. Information regarding operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0300. Information that we file with the SEC is also available at the SEC’s web site at www.sec.gov.
We also post on our web site the following corporate governance documents: Corporate Governance Guidelines, Code of Business Conduct and the Charters of our Audit, Compensation, and Nominating and Governance

Committees. Copies of the foregoing documents are also available in print to any shareholder who requests it by writing our Corporate Secretary, Robbins & Myers, Inc., 1400 Kettering Tower, Dayton, Ohio 45423.
ITEM 1A. RISK FACTORS
If any of the events contemplated by the following risks actually occurs, then our business, financial condition or results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We can neither predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.
Some of our end-markets are cyclical, which may cause fluctuations in our sales and operating results.
We have experienced, and expect to continue to experience, fluctuations in operating results due to business cycles. We sell our products principally to energy, industrial, and pharmaceutical markets. While we serve a variety of markets to avoid a dependency on any one, a significant downturn in any of these markets could cause a material adverse impact on our sales and operating results.
The energy market, in particular, has historically been cyclical in nature as the worldwide demand for oil and gas fluctuates. When worldwide demand for these commodities is depressed, the demand for our products used in drilling and recovery applications is reduced. We have historically generated lower sales and profits in periods of declining demand for oil and gas. Accordingly, results of operations for any particular period are not necessarily indicative of the results of operations for any future period. Future downturns in demand for oil and gas could have a material adverse effect on our sales and operating results. Similarly, the industrial market has historically experienced cyclical fluctuations in demand that also could have a material adverse effect on our sales and operating results.
Our businesses are adversely affected by economic downturns.
As a supplier of capital equipment to a variety of industries, we are adversely affected by general economic downturns. Many of our customers, particularly in the industrial markets, will delay capital projects, including non-critical maintenance and upgrades, during economic downturns.
Approximately 60% of our sales are to customers outside the United States, and we are subject to special economic and political risks associated with international operations.
Approximately 60% of our fiscal 2006 sales were to customers outside the U.S., and we maintain manufacturing facilities in 14 non-U.S. countries. Conducting business outside the U.S. is subject to risks, including currency exchange rate fluctuations; changes in regional, political or economic conditions; trade protection measures, such as tariffs or import or export restrictions; subsidies or increased access to capital for firms who are currently, or may emerge, as competitors in countries in which we have operations; partial or total expropriation; unexpected changes in regulatory requirements; and international sentiment towards the U.S. One or more of these factors could have a material adverse effect on our international operations.
We must comply with a variety of import and export laws and regulations, and the cost of compliance as well as the consequences to properly comply with such laws could adversely affect our business.
We are subject to a variety of laws regarding our international operations, including regulations issued by the U.S. Customs Service, the Bureau of Export Administration and various foreign governmental agencies. We cannot predict the nature, scope or effect of future regulatory requirements to which our international manufacturing operations and trading practices might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries in which certain of our products may be manufactured or sold or could restrict our access to, and increase the cost of obtaining, products from foreign sources. In addition, actual or alleged violations of import-export laws could result in enforcement actions and financial penalties that could result in substantial costs.

Competition in our markets could cause our sales to decrease.
We face significant competition from a variety of competitors in our markets. In some markets, our competitors have substantially greater financial, marketing, personnel and other resources than we do. In addition, new competitors could enter our markets. Competitive pressures, including product quality, performance, price and service capabilities, and new technologies could adversely affect our competitive position, involving a loss of market share or decrease in prices, either of which could have a material adverse effect on our sales.
The nature of our products creates the possibility of product liability lawsuits, which could harm our business.
As a manufacturer of equipment and systems for use in various markets, we face an inherent risk of exposure to product liability claims. Although we maintain strict quality controls and procedures, we cannot be certain that our products will be completely free from defect. In addition, in certain cases, we rely on third-party manufacturers for components of our products. Although we have liability insurance coverage, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or will be adequate to cover any such liabilities. We generally seek to obtain contractual indemnification from our third-party suppliers, which is typically limited by its terms. In the event we do not have adequate insurance or contractual indemnification, product liabilities could have a material adverse effect on our business, financial condition or results of operations. Even if a product liability claim is without merit, it could harm our business.
The results of operations could vary based on the availability and cost of our raw materials.
The prices of our raw materials may increase. The costs of raw materials used by us are affected by fluctuations in the price of metals such as steel.
Our ability to obtain parts and raw materials from our suppliers is uncertain. We are engaged in a continuous, company-wide effort to concentrate our purchases of parts and raw materials on fewer suppliers, and to obtain parts from low-cost countries where possible. As this effort progresses, we are exposed to an increased risk of disruptions to our supply chain, which could have a significant effect on our operating results.
Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.
The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” in Part II, Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, beginning in our first quarter of fiscal 2006, the calculation of share-based compensation expense under SFAS No. 123(R) required us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common shares and the exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our financial results.
Any impairment in the value of our intangible assets, including goodwill, would negatively affect our operating results and total capitalization.
Our total assets reflect substantial intangible assets, primarily goodwill. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been an impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge or if business valuations become more conservative, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material.
Other risks that may effect our business.
•	Failure to realize the benefits of our restructuring program in our Process Solutions and Romaco segments, including the receipt of cash proceeds from the sale of excess facilities.

•	Work stoppages related to union negotiations.

•	Customer order cancellations.

•	The impact of Sarbanes-Oxley Section 404 procedures.
ITEM 1B UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Facilities
Our executive offices are located in Dayton, Ohio. The executive offices are leased and occupy approximately 10,000 square feet. Set forth below is certain information relating to our principal operating facilities.

	Square
Location	Footage		Segment and Use of Facility

North and South America:
Rochester, New York	500,000		Process Solutions manufacturing
Springfield, Ohio	275,000		Fluid Management manufacturing
Dayton, Ohio	160,000		Process Solutions manufacturing
Borger, Texas	115,000		Fluid Management manufacturing
Willis, Texas	110,000		Fluid Management manufacturing
Claremore, Oklahoma	42,000		Fluid Management manufacturing
Mexico City, Mexico	15,000		Process Solutions manufacturing
Taubate, Brazil	100,000		Process Solutions manufacturing
Tomball, Texas	75,000		Fluid Management manufacturing
Avondale, Pennsylvania	50,000		Process Solutions manufacturing
North Andover, Massachusetts	30,000	(1)	Process Solutions manufacturing
Edmonton, Alberta, Canada	25,000 to	(2)	Fluid Management manufacturing, including two service
2 plants	30,000 each	(1)	centers
Maracaibo, Venezuela	10,000		Fluid Management manufacturing and service center
El Tigre, Venezuela	10,000		Fluid Management manufacturing and service center

Europe:
Schwetzingen, Germany	400,000		Process Solutions manufacturing
Leven, Scotland	240,000		Process Solutions manufacturing
San Donà di Piave, Italy	90,000		Process Solutions manufacturing
Derby, England	20,000	(1)	Process Solutions manufacturing
Petit-Rechain, Belgium	15,000		Fluid Management manufacturing
Bolton, England	24,000		Process Solutions and Fluid Management manufacturing
Campbridgeshire, England	8,500		Romaco service and distribution
D’Agen, France	15,000	(1)	Romaco manufacturing
Karlsruhe, Germany	99,000		Romaco manufacturing
Neuenburg, Germany	70,000		Romaco manufacturing
Bologna, Italy	44,000	(1)	Romaco manufacturing
Bologna, Italy	11,000	(1)	Romaco manufacturing
Lucca, Italy	52,000		Romaco manufacturing
Rheinfelden, Switzerland	115,000		Romaco manufacturing

Australia:
Tingalpa, Brisbane	24,000	(1)	Romaco manufacturing

Asia:
Dalian, China	50,000	(5)	Fluid Management manufacturing
Gujurat, India	350,000	(3)	Process Solutions manufacturing
Suzhou, China	167,000	(4)	Process Solutions manufacturing

(1)	Leased facility.

(2)	The Fluid Management segment also operates an additional 13 (8 U.S., 5 Canada) Service Centers, primarily in leased facilities between 5,000 and 10,000 square feet each. These locations are in the oil producing regions of the U.S. and Canada and manufacture rod guides and distribute other of the Company’s Energy Systems products. Locations are: Bakersfield, California (2); Oklahoma City, Oklahoma; Odessa, Texas; Casper, Wyoming; Williston, North Dakota; Wooster, Ohio; Trinidad, Colorado and in Alberta, Canada — Brooks, Elk Point, Provost, Hardisty and Lloydminster.

(3)	Facility of a 51% owned subsidiary.

(4)	Facility of a 76% owned subsidiary.

(5)	Facility of a 60% owned subsidiary.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Executive Officers of the Registrant
Peter C. Wallace, age 52, has been President and Chief Executive Officer of the Company since July 12, 2004. From October 2001 to July 2004, Mr. Wallace was President and CEO of IMI Norgren Group (sophisticated motion and fluid control systems for original equipment manufacturers). He was employed by Rexnord Corporation (power transmission and conveying components) for 25 years serving as President and Group Chief Executive from 1998 until October 2001 and holding a variety of senior sales, marketing, and international positions prior thereto.
Christopher M. Hix, age 44, has been our Vice President and Chief Financial Officer since August 2006. He held various corporate finance and business development positions with Roper Industries (diversified industrial products) from 2001 to July 2006, the most recent being Vice President, Business Development and Assistant Secretary. He was Chief Financial Officer and Vice President of Customer Support for Somero Enterprises, Inc. from 1999 to 2001. From 1991 to 1999 he was with Roper Industries serving in various senior business unit financial and operational leadership positions.
Saeid Rahimian, age 48, has been a Corporate Vice President and President, Fluid Management, since September 2005. He was Group Vice President and President of our R&M Energy Systems and Reactor Systems businesses from May 2004 to September 2005. He has also been President of our R&M Energy Systems business from 1998 to May 2004.
Gary L. Brewer, age 48, has been a Corporate Vice President and President, Process Solutions Group, since February 2006. He held various senior executive positions with Eaton Corporation (diversified industrial products) from 1995 to February 2006, the most recent being Americas Manufacturing Manager, Controls and also including Business Unit Manager for Hydraulic Cylinders, Plant Manager for Motion Control Products and Director of Sales and Marketing in Europe for the Motion Control Business.
John R. Beatty, age 54, has been our Vice President, Administration since January 2006. He was our Vice President, Human Resources from March 2004 to January 2006. From 1996 to 2004, he was Vice President, Human Resources for DT Industries, Inc. (packaging equipment) and prior to 1996 he was Director of Human Resources for Rockwell Software Inc., a subsidiary of Rockwell Inc.
Kevin J. Brown, age 48, has been our Corporate Controller and Chief Accounting Officer since October 2006. He was our Vice President of Corporate Services, Investor Relations & Compliance from August 2006 to October 2006 and he was our Vice President and Chief Financial Officer from January 2000 to August 2006. Previously, he was our Controller and Chief Accounting Officer since December 1995. Prior to joining us, he was employed by the accounting firm of Ernst & Young LLP for 15 years.
Joseph M. Rigot, age 63, has been our Secretary and General Counsel since 1990. He has been a partner with the law firm of Thompson Hine LLP, Dayton, Ohio for over 15 years.
The term of office of our executive officers is until the next Annual Meeting of Directors (January 10, 2007) or until their respective successors are elected.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(A) Our common shares trade on the New York Stock Exchange under the symbol RBN. The prices presented in the following table are the high and low closing prices for the common shares for the periods presented.

			Dividends
	High	Low	Paid per Share

Fiscal 2006
1st Quarter ended Nov. 30, 2005	$23.06	$19.98	$0.055
2nd Quarter ended Feb. 28, 2006	23.58	20.21	0.055
3rd Quarter ended May 31, 2006	25.37	20.12	0.055
4th Quarter ended Aug. 31, 2006	29.03	22.61	0.055

Fiscal 2005
1st Quarter ended Nov. 30, 2004	$24.42	$18.98	$0.055
2nd Quarter ended Feb. 28, 2005	24.47	21.69	0.055
3rd Quarter ended May 31, 2005	24.00	21.13	0.055
4th Quarter ended Aug. 31, 2005	24.40	21.14	0.055
(B) As of October 16, 2006, we had 393 shareholders of record.
(C) Dividends paid on common shares are presented in the table in Item 5(A). Our credit agreement includes certain covenants which restrict our payment of dividends plus stock repurchases in each fiscal year to the greater of $3,500,000 or 50% of our net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year. For purposes of this test, stock repurchases related to stock option exercises or in connection with withholding taxes due under any stock plan in which employees or directors participate are not included. Under this formula, such cash dividends and treasury stock purchases in fiscal 2007 are limited to $3,500,000. We expect to enter into an amended credit agreement in early fiscal 2007 which may increase this amount.
(D) The Company made no repurchases of its common shares during the quarter ended August 31, 2006.

ITEM 6. SELECTED FINANCIAL DATA
Selected Financial Data (1)
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except per share and employee data)
The following slected finanical data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included in Item 8 “Financial Statements and Supplementary Data.”

	2006	2005	2004	2003	2002
Operating Results
Orders	$688,822	$607,210	$586,948	$546,357	$508,943
Ending backlog	174,447	116,491	114,267	111,375	125,665
Sales	625,389	604,773	585,758	560,775	526,373
EBIT (2,3)	7,508	21,451	30,317	38,709	40,947
Net (loss) income (2,3)	(19,587)	(262)	11,648	14,623	14,630
Net (loss) income per share, diluted (2,3)	$(1.31)	$(0.02)	$0.80	$1.02	$1.15

Financial Condition
Total assets	$698,323	$740,193	$736,078	$705,491	$680,705
Total debt	105,531	175,408	181,702	193,603	208,446
Shareholders’ equity	338,379	300,703	305,398	286,916	261,273
Total capitalization	443,910	476,111	487,100	480,519	469,719

Other Data
Cash flow from operations	$40,501	$26,815	$26,353	$45,636	$44,540
Capital expenditures, net	13,660	20,263	9,884	7,869	15,112

Free cash flow (4)	26,841	6,552	16,469	37,767	29,428

Amortization	$2,343	$2,519	$2,738	$2,189	$2,015
Depreciation	16,235	17,874	18,639	20,093	20,028
Number of employees	3,271	3,585	3,824	3,904	3,921

Notes to Selected Financial Data
1.	Fiscal 2006 reflected the sale of our Hapa and Laetus product lines on March 31, 2006. Fiscal 2005 reflected the sale of the lined-pipe and fitting product line that occurred on August 31, 2005. Fiscal 2003 reflected the acquisition of Tarby on November 15, 2002.

2.	Fiscal 2006 includes costs of $7,296,000 related to the restructuring of our Process Solutions and Romaco segments, which included inventory write-downs of $1,127,000 that are included in gross profit. Fiscal 2006 also included a gain of $7,955,000 on the disposition of product lines and facilities. Lastly, fiscal 2006 included a $39,174,000 goodwill impairment charge. Fiscal 2005 included costs of $7,963,000 related to the restructuring of our Process Solutions and Romaco segments, including inventory write-downs of $1,130,000 that are included in gross profit. Fiscal 2005 also included a loss of $2,053,000 related to asset dispositions in our Process Solutions segment. Fiscal 2004 included charges of $1,378,000 related to the retirement of our former President & CEO and severance costs of $761,000 related to the consolidation of our Process Solutions business in Italy. These special items increased fiscal 2006 net loss by $36,941,000 ($2.46 per diluted share), decreased fiscal 2005 net income by $6,310,000 ($0.52 per diluted share) and decreased fiscal 2004 net income by $1,390,000 ($.10 per diluted share). See Note 3 of Notes to Consolidated Financial Statements.

3.	EBIT represents income before interest and income taxes and is reconciled to net income on our Consolidated Statement of Operations. EBIT is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income as a measure of our operating results. EBIT is not a measure of cash available for use by management. We evaluate performance of our business segments and allocate resources based on EBIT.

4.	Free Cash Flow represents net cash and cash equivalents provided by operating activities, less capital expenditures. Free Cash Flow is used as a measure of cash generated for acquisitions and financing activities. Free Cash Flow is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, and should not be considered an alternative to cash flow as a measure of our liquidity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading designer, manufacturer and marketer of highly-engineered, application-critical equipment and systems for the energy, industrial, chemical and pharmaceutical markets worldwide. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. Our business consists of three market-focused segments: Fluid Management, Process Solutions and Romaco.
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
As a result of the segment realignment, the goodwill recorded as of August 31, 2005 was allocated to the aforementioned product lines based on their relative fair value in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). The aggregate goodwill for each new segment is the sum of the reallocated goodwill for the product lines comprising the segment. In addition, during the first quarter and subsequent to the end of the first quarter, discussions about the sale of Romaco progressed and provided additional information regarding the fair value of Romaco. After considering the fair value of the Romaco segment, management determined there was an indicator of goodwill impairment under the rules of SFAS 142. Management estimated the fair value of the Romaco segment using current prices that the Company may receive in the potential disposition of all or parts of Romaco. Based on these estimates, management estimated that goodwill in the Romaco segment should be written down by $30.0 million. This charge was included in our first quarter results. A formal appraisal was completed in the third quarter to determine the final goodwill write-down. The results of the appraisal determined that goodwill should be written down by an additional $9.2 million. This charge was included in our third quarter fiscal 2006 results.
Unless otherwise noted, the costs mentioned below in this note were included on the “other” expense line of our Consolidated Statement of Operations in the period indicated.
During fiscal 2006 and 2005, we incurred costs related to a restructuring program of our Process Solutions and Romaco segments. The restructuring plan was initiated to improve the profitability of these segments and included the following:
•	Plant closures (one of two Process Solutions facilities in Italy, a Process Solutions facility in Mexico and a Romaco facility in Italy).

•	Headcount reductions within the Process Solutions and Romaco segments.

•	Reorganization of Romaco’s distribution network.

•	Disposition of two Romaco (Hapa and Laetus) and one Process Solutions (Edlon lined-pipe and fittings) product lines.

•	Sales of excess facilities.
In fiscal 2005, we sold the aforementioned closed Italian facilities, sold the inventory and equipment related to our Edlon lined-pipe and fittings product line, and reduced total headcount by approximately 250 employees. We recorded restructuring costs in fiscal 2005 totaling $3.7 million in the Process Solutions segment and $4.3 million in the Romaco segment. The costs in fiscal 2005 included $1.1 million to write-down inventory and $0.4 million to write-off intangibles related to discontinued product lines. The inventory charge is included in cost of sales. Cash proceeds from the sale of facilities and product lines were $9.7 million. The loss recognized in 2005 as a result of these asset sales was $2.1 million.
In fiscal 2006, we sold the Hapa and Laetus product lines. In addition, we reorganized Romaco’s sales distribution network, sold and/or exited five Romaco and Process Solutions facilities, that reduced headcount by 85 employees. We recorded restructuring costs in fiscal 2006 totaling $2.5 million in the Process Solutions segment and $4.8 million in the Romaco segment. The costs in fiscal 2006 included $1.1 million to write-down inventory related to discontinued product lines. This charge is included in cost of sales. Offsetting the restructuring costs was a gain on the disposition of the Hapa and Laetus product lines of Romaco of $8.1 million. Also during the year, we sold the Edlon lined-pipe and fittings product line facility for $1.0 million. The loss on the disposition and other related costs were $2.0 million.
In the second quarter of fiscal 2006 we reached an agreement to sell certain Chinese land and buildings, resulting in a $1.8 million gain (before minority interest). The cash proceeds of $3.3 million from the sale are expected to be received in fiscal 2007. We have moved our production operations to a newly constructed facility.
We have reached an agreement to sell the aforementioned closed Mexico facility. We expect to close this sale, receive $6.0 million cash proceeds, and record a $5.5 million pre-tax gain in fiscal 2007.
We expect to incur additional personnel termination and facility closure costs of approximately $2.0 million to $3.0 million in fiscal 2007 related to the Romaco distribution network restructuring.
Results of Operations
The following tables present components of our Consolidated Statement of Operations and segment information.

Consolidated	2006	2005	2004
Sales	100.0%	100.0%	100.0%
Cost of sales	65.6	68.0	67.1

Gross profit	34.4	32.0	32.9
SG&A expenses	26.8	26.6	26.9
Amortization	0.4	0.4	0.5
Goodwill impairment charge	6.3	0	0
Other	(.3)	1.5	0.3

EBIT	1.2%	3.5%	5.2%

By Segment	2006	2005	2004
	(In millions, except percents)
Fluid Management:
Sales	$245.2	$198.7	$179.0
EBIT	56.5	39.7	35.1
EBIT %	23.0%	20.0%	19.6%

Process Solutions:
Sales	$231.0	$238.7	$231.6
EBIT	8.9	4.7	9.3
EBIT %	3.9%	2.0%	4.0%

Romaco:
Sales	$149.2	$167.4	$175.1
EBIT	(38.2)	(7.9)	1.8
EBIT %	(25.6)%	(4.7)%	1.0%

Total:
Sales	$625.4	$604.8	$585.8
EBIT	7.5	21.5	30.3
EBIT %	1.2%	3.6%	5.2%

Fiscal Year Ended August 31, 2006 Compared with Fiscal Year Ended August 31, 2005
Net Sales
Sales for fiscal 2006 were $625.4 million compared to $604.8 million in fiscal 2005, an increase of $20.6 million or 3.4%. The impact of exchange rates was minimal for the year. We disposed of several product lines impacting the comparability of our sales. As of August 31, 2005 the Edlon lined-pipe and fitting product line of the Process Solutions segment was sold and as of March 31, 2006 the Hapa and Laetus product lines of the Romaco segment were sold. These dispositions reduced sales $29.2 million in fiscal 2006 as compared to fiscal 2005. Continuing business sales increased $49.8 million or 8.7%.
The Fluid Management segment had sales of $245.2 million in fiscal 2006 compared to $198.7 million in fiscal 2005, an increase of $46.5 million, or 23.4%. The increase was driven primarily by strong demand for drilling and exploration equipment, likely resulting from high oil and natural gas prices. The segment also enjoyed increases in sales for general industrial and chemical processing applications as a result of healthy end market conditions.
The Process Solutions segment had sales of $231.0 million in fiscal 2006 compared to $238.7 million in fiscal 2005. Continuing business sales increased $2.3 million, or 1.0%. Chemical processing and pharmaceutical market conditions remained flat for much of the year; however, the Company experienced a significant increase in orders during the second half of the year.
The Romaco segment had sales of $149.2 million in fiscal 2006 compared to $167.4 million in fiscal 2005. Continuing business sales increased $1.0 million, or 0.8%. Sales in this segment have stabilized at or near historically low levels. Consolidation within the pharmaceutical industry as well as the introduction of fewer new drug compounds has led to a decline in the investment in new packaging capacity in this sector, which has negatively impacted our sales.
Earnings Before Interest and Income Taxes (EBIT)
The Company’s operating performance is evaluated using several measures including EBIT. EBIT is income before interest and income taxes and is reconciled to net income on our Consolidated Statement of Operations. We evaluate performance of our business segments and allocate resources based on EBIT. EBIT is not, however, a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income as a measure of our operating results. EBIT is not a measure of cash available for use by management.
Consolidated EBIT for fiscal 2006 was $7.5 million compared to $21.5 million in fiscal 2005, a decline of $14.0 million. The decline in EBIT was primarily due to the goodwill impairment charge of $39.2 million, EBIT associated with disposed product lines during the year estimated at approximately $2.5 million and higher costs related to variable pay, Sarbanes Oxley compliance and the expensing of stock options under SFAS 123(R). Offsetting these EBIT declines were lower other costs related to restructuring and facility dispositions of $10.7 million, the estimated incremental profit from the sales increase of continuing businesses estimated at approximately $17.0 million and estimated cost savings from restructuring activities of approximately $5.0 million.
The Fluid Management segment EBIT for fiscal 2006 was $56.5 million compared to $39.7 million in fiscal 2005. The increase of $16.8 million resulted from the sales increase of $46.5 million.
The Process Solutions segment EBIT was $8.9 million for fiscal 2006 compared to $4.7 million for fiscal 2005, an increase of $4.2 million. Other costs related to restructuring and facility dispositions, discussed above, were $3.0 million lower in fiscal 2006. The remaining improvement in profitability was primarily due to estimated cost savings realized from our restructuring programs and the impact of product mix.
The Romaco segment EBIT was negative $38.2 million for fiscal 2006 compared to negative $7.9 million in fiscal 2005, a decrease of $30.3 million. The decline in EBIT was primarily due to the goodwill impairment charge of $39.2 million in fiscal 2006 and the EBIT associated with disposed product lines during the year estimated at approximately $2.5 million. Offsetting these EBIT declines were lower other costs related to restructuring and facility dispositions in fiscal 2006 of $7.7 million. The remaining improvement is primarily from estimated cost savings from restructuring programs.

Interest expense
Interest expense was $12.9 million in fiscal 2006 and $14.4 million in fiscal 2005. Cash generated from operations, asset/product line sales and the conversion of $38.9 million of our convertible notes into common stock late in the fiscal year all contributed to lower debt levels in fiscal 2006.
Income taxes
We had $12.6 million of income tax expense in spite of a $5.4 million pretax loss because of two significant transactions with minimal tax impact, the goodwill impairment charge of $39.2 million and the gain on the sale of Hapa and Laetus of $8.1 million. After considering the impact of these transactions, our effective tax rate in fiscal 2006 was 46.0% compared with 83.2% in fiscal 2005. These high effective tax rates are the result of our inability to record tax benefits on losses incurred in certain non-U.S. tax jurisdictions, primarily Germany and Italy, due to uncertainty over our ability to generate sufficient future taxable income in these jurisdictions to utilize these benefits. If our operations in these countries become profitable, our effective tax rate will decrease as we recognize the benefits of loss carryforwards. The fiscal 2006 adjusted rate of 46.0% is lower than the fiscal 2005 rate because of lower losses in Germany and Italy in fiscal 2006.
Net loss
Our net loss in fiscal 2006 was $19.6 million compared with a net loss in fiscal 2005 of $0.3 million. The overall reduction in net income is a result of the higher goodwill impairment and other expenses of $28.5 million, as discussed above, and higher tax expense.

Fiscal Year Ended August 31, 2005 Compared with Fiscal Year Ended August 31, 2004
Net Sales
Sales for the fiscal year ended August 31, 2005 were $604.8 million compared to $585.8 million in fiscal 2004. The impact of exchange rates, the translation of sales from non-U.S. operations into U.S. dollars, caused an increase in sales of $16.6 million, resulting in a sales increase of $2.4 million on a constant dollar basis.
The Fluid Management segment had sales of $198.7 million in fiscal 2005 compared to $179.0 million in fiscal 2004. The impact of exchange rates increased sales by $3.1 million resulting in an increase of $16.6 million, or 9.3%, on a constant dollar basis. The increase in sales in this segment was driven by the energy market where high prices for oil and natural gas have caused increased investment demand for drilling and exploration equipment.
The Process Solutions segment had sales of $238.7 million in fiscal 2005 compared to $231.6 million in fiscal 2004. The impact of exchange rates increased sales by $5.8 million resulting in an increase of $1.3 million on a constant dollar basis. Sales are relatively flat at low historical levels. The chemical processing market has shown some signs of improvement as capacity utilization in that market is improving; however, consolidation within the pharmaceutical industry and weak economic conditions in Europe have caused excess production capacity and limited new capital investment by our customers. The purchase of capital equipment by these pharmaceutical companies has declined and new projects are being delayed, which has negatively impacted sales of our products.
The Romaco segment had sales of $167.4 million in fiscal 2005 compared to $175.1 million in fiscal 2004. The impact of exchange rates increased sales by $7.7 million resulting in a decrease of $15.4 million, or 8.8% on a constant dollar basis. Consolidation within the pharmaceutical industry as well as the introduction of fewer new drug compounds has led to a decline in the investment in new packaging capacity in this sector, which has negatively impacted our sales in this segment.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for fiscal 2005 was $21.5 million compared to $30.3 million in fiscal 2004. Included in the fiscal 2005 EBIT are costs in the Process Solutions segment for restructuring of $3.7 million and asset dispositions of $2.1 million, as well as restructuring costs of $4.3 million in the Romaco segment. EBIT was further impacted by additional costs of approximately $4.0 million related to the initial documentation and testing requirements of Sarbanes Oxley section 404 compliance. These costs are included in selling, general and administrative expenses.
The Fluid Management segment had EBIT of $39.7 million in fiscal 2005 compared to $35.1 million in fiscal 2004, an increase of $4.6 million, or 13.1%. EBIT increased approximately $6.0 million due to the sales volume increase mentioned above. Offsetting this improvement was higher pension and medical costs in fiscal 2005 as compared to fiscal 2004.
The Process Solutions segment had EBIT of $4.7 million in fiscal 2005 compared to $9.3 million in fiscal 2004, a decline of $4.6 million on consistent constant currency sales. EBIT decreased in this segment in 2005 due to restructuring and business disposition costs of $5.8 million in fiscal 2005 that were not in fiscal 2004 and costs from underutilization of our production facilities of $2.8 million. Offsetting these declines were realized cost savings from restructuring programs of $4.0 million.
The Romaco segment had negative EBIT of $7.9 in fiscal 2005 compared to positive EBIT of $1.8 million in fiscal 2004, a decline of $9.7 million. EBIT declined by $4.3 million due to restructuring costs incurred in fiscal 2005, $5.5 million from the aforementioned constant dollar decline in sales volume and $6.0 million from lower selling prices for our products. Offsetting these declines were the realized cost savings from our restructuring programs of $6.0 million.
Interest expense
Interest expense was $14.4 million in fiscal 2005 and fiscal 2004. We had lower average debt levels in fiscal 2005, but this was offset by slightly higher interest rates during fiscal 2005.

Income taxes
Our effective tax rate in fiscal 2005 was 83.2% compared with 23.2% in fiscal 2004. The substantial increase in our effective tax rate is a result of our inability to record tax benefits on losses incurred in certain non-U.S. tax jurisdictions, primarily Germany and Italy, due to uncertainty about whether or not we will be able to generate sufficient future taxable income in these jurisdictions to utilize these benefits. If our operations in these countries become profitable, our effective tax rate will decrease as we recognize the benefits of loss carryforwards.
Net loss
Our net loss in fiscal 2005 was $0.3 million compared with net income in fiscal 2004 of $11.6 million. The overall reduction in net income is a result of the $10.0 million of restructuring and other charges related to asset dispositions, reduction in selling prices within our Romaco segment, and the higher effective tax rate caused by our inability to record tax benefits on losses incurred in certain non-U.S. tax jurisdictions.

Liquidity and Capital Resources
Operating Activities
In fiscal 2006, our cash flow from operating activities was $40.5 million compared with $26.8 million in fiscal 2005, an increase of $13.7 million. This increase resulted primarily from better operating asset efficiency of $8.6 million and cash generated from other operating activities.
We expect our fiscal 2007 operating cash flow to be adequate to fund fiscal year 2007 operating needs, scheduled debt service, shareholder dividend requirements and planned capital expenditures. Our planned capital expenditures are related to additional production capacity, new products and services, cost reductions and replacement items.
Investing Activities
Our capital expenditures were $13.7 million in fiscal 2006, down from $20.3 million in fiscal 2005. The capital expenditures increased our capacity and supported new product development activities of our Fluid Management segment, and replaced equipment at our other business units.
During 2006, we sold the Hapa and Laetus product lines and two facilities to generate $27.8 million of cash. In fiscal 2005 we sold three facilities and we sold inventory and equipment related to our Edlon lined-pipe and fittings product line, which generated total cash proceeds of $15.8 million.
Financing Activities
We paid $0.5 million to amend and extend our credit agreement in fiscal 2006. Dividends paid during fiscal 2006 were $3.3 million. Proceeds from the sale of common stock were $5.7 million in fiscal 2006 and related mostly to the exercise of stock options by current and former employees.
Credit Agreement
Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $50.0 million. All outstanding amounts under the Agreement are due and payable on November 30, 2007. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. At August 31, 2006, there were no amounts borrowed under the Agreement. Indebtedness under the Agreement is secured by accounts receivable, inventory, equipment and fixtures of our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. Under this Agreement and other lines of credit, we had $50.0 million of unused borrowing capacity. However, due to our financial covenants and outstanding standby letters of credit, we could only incur additional indebtedness of $28.9 million at August 31, 2006. We had $21.1 million of standby letters of credit outstanding at August 31, 2006. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors. The agreement expires on November 30, 2007 and we are actively negotiating an amendment or replacement of the current facility to expand capacity, reduce costs and increase strategic flexibility.

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Significant estimates made by us include the allowance for doubtful accounts, inventory valuation, deferred tax asset valuation allowance, warranty accruals, litigation, product liability, environmental accruals, goodwill valuation and retirement benefit obligations.
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
Inventory valuation reserves are determined based on our assessment of the market conditions for our products and the on hand quantities of inventory in relation to historical usage. As of August 31, 2006 we have inventory valuation reserves of $17.5 million. The inventory upon which this reserve relates is still on hand and will be sold or disposed of in the future. The expected selling price of this inventory approximates its net book value, therefore there is no significant impact on gross margin when it is sold.
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
These estimates form the basis for making judgments about the carrying value of our assets and liabilities and are based on the best available information at the time we prepare our consolidated financial statements. These estimates are subject to change as conditions within and beyond our control change, including but not limited to economic conditions, the availability of additional information and actual experience rates different from those used in our estimates. Accordingly, actual results may differ from these estimates.
Goodwill
Goodwill is tested on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated, were performed during fiscal 2006 to determine goodwill impairment and at year-end (our annual impairment test date). The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the businesses for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses over their estimated remaining useful lives. Losses, if any, resulting from impairment tests are reflected in operating income in our Consolidated Statement of Operations.
Foreign Currency Accounting
Gains and losses resulting from the settlement of a transaction in a currency different from that used to record the transaction are charged or credited to net income or loss when incurred. Adjustments resulting from the translation of non-U.S. financial statements into U.S. dollars are recognized in accumulated other comprehensive income or loss for all non-U.S. units.
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
A significant factor in determining the amount of expense recorded for a funded pension plan is the expected long-term rate of return on plan assets. We develop the long-term rate of return assumption based on the current mix of equity and debt securities included in the plan’s assets and on the historical returns on those types of investments, judgmentally adjusted to reflect current expectations of future returns.
In addition to the expected rate of return on plan assets, recorded pension expense includes the effects of service cost – the actuarial cost of benefits earned during a period – and interest on the plan’s liabilities to participants. These amounts are determined actuarially based on current discount rates and assumptions regarding matters such as future salary increases and mortality. Differences in actual experience in relation to these assumptions are generally not recognized immediately but rather are deferred together with asset-related gains or losses. When cumulative asset-related and liability-related gains or losses exceed the greater of 10% of total liabilities or the calculated value of plan assets, the excess is amortized and included in pension income or expense. At August 31, 2006, the discount rate used to value the liabilities of the principal U.S. plan was 6.00%. We determine our discount rate based on an actuarial yield curve applied to the payments we expect to make out of our retirement plans.
Additional changes in the key assumptions discussed above would affect the amount of pension expense currently expected to be recorded for years subsequent to 2006. Specifically, a one-half percent decrease in the rate of return on assets assumption would have the effect of increasing pension expense by approximately $0.4 million. A comparable increase in this assumption would have the opposite effect. In addition, a one-half percent increase or decrease in the discount rate would decrease or increase expense by approximately $0.5 million.
New Accounting Pronouncement
In July 2006 the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. We have not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of FIN 48.

In September 2006 the Financial Accounting Standards Board issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in its Balance Sheet, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. An employer is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures of SFAS No. 158 as of the end of the fiscal year ending after December 15, 2006. We have not yet determined the effect on the Company’s financial position from complying with the provisions of SFAS No. 158.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We maintain operations in the U.S. and foreign countries. We have market risk exposure to foreign exchange rates in the normal course of our business operations. Our significant non-U.S. operations have their local currencies as their functional currency and primarily buy and sell using that same currency. We manage our exposure to net assets and cash flows in currencies other than U.S. dollars by minimizing our non-U.S. dollar net asset positions. We also enter into hedging transactions, primarily currency swaps, under established policies and guidelines that enable us to mitigate the potential adverse impact of foreign exchange rate risk. We do not engage in trading or other speculative activities with these transactions as established policies require that these hedging transactions relate to specific currency exposures.
Our main foreign exchange rate exposures relate to assets, liabilities and cash flows denominated in British pounds, euros, Swiss francs and Canadian dollars and the general economic exposure that fluctuations in these currencies could have on the U.S. dollar value of future non-U.S. cash flows. To illustrate the potential impact of changes in foreign currency exchange rates on us for fiscal 2006, the net unhedged exposures in each currency were remeasured assuming a 10% decrease in foreign exchange rates compared with the U.S. dollar. Using this method, our EBIT for fiscal 2006 would have increased by $0.8 million and our cash flow from operations for fiscal 2006 would have decreased by $1.7 million. This calculation assumed that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes may also affect the volume of sales or the foreign currency sales prices as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not include any effects of potential changes in sales levels or local currency prices.
We also have market risk exposure to interest rates. At August 31, 2006, we had $105.5 million in interest-bearing debt obligations subject to market risk exposure due to changes in interest rates. To manage our exposure to changes in interest rates, we attempt to maintain a balance between fixed and variable rate debt. We expect this balance in the debt profile to moderate our financing cost over time. We are limited in our ability to refinance our fixed rate debt. However, we have the ability to change the characteristics of our fixed rate debt to variable rate debt through interest rate swaps to achieve our objective of balance. We have an interest rate swap agreement that effectively modifies a portion of our fixed rate debt to floating rate debt. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of underlying principal amounts. The mark-to-market values of both the fair value hedging instrument and the underlying debt obligation were equal and recorded as offsetting gains and losses in current period earnings. The fair value hedge qualifies for treatment under the short-cut method of measuring effectiveness. As a result, there was no impact on earnings due to hedge ineffectiveness. The interest rate swap agreement totals $30.0 million, expires in 2008 and allows us to receive an effective interest rate of 6.76% and pay an interest rate based on LIBOR.
At August 31, 2006, $71.0 million of our outstanding debt was at fixed rates with a weighted average interest rate of 6.8% and $34.5 million was at variable rates with a weighted average interest rate of 6.2%. The estimated fair value of our debt at August 31, 2006 was approximately $109.0 million. The following table presents the aggregate maturities and related weighted average interest rates of our debt obligations at August 31, 2006 by maturity dates:

	U.S. Dollar		U.S. Dollar		Non-U.S Dollar		Non-U.S. Dollar
	Fixed Rate		Variable Rate		Fixed Rate		Variable Rate
Maturity Date	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands, except percents)
2007	$0	0.00%	$0	0%	$386	4.90%	$358	5.00%
2008	40,000	6.76	30,000	6.50	218	4.22	607	4.07
2009	0	0.00	0	0	145	2.17	450	3.75
2010	30,000	6.84	0	0.00	218	2.00	450	3.75
2011	0	0.00	0	0.00	0	0.00	450	3.75
Thereafter	0	0.00	0	0.00	0	0.00	2,249	3.75

Total	$70,000	6.79%	$30,000	6.50%	$967	3.68%	$4,564	3.89%

Fair value	$73,500		$30,000		$967		$4,564

Following is information regarding our long-term contractual obligations and other commitments outstanding as of August 31, 2006:

	Payments Due by Period
			Two to
Long-term contractual		One year	three	Four to	After five
obligations	Total	or less	years	five years	years
	(In thousands)
Debt obligations	$105,531	$744	$71,420	$31,118	$2,249
Capital lease obligations	0	0	0	0	0
Operating leases (1)	17,573	4,946	6,560	5,463	604
Unconditional purchase obligations	0	0	0	0	0

Total contractual cash obligations	$123,104	$5,690	$77,980	$36,581	$2,853

(1)	Operating leases consist primarily of building and equipment leases.

	Amount of Commitment Expiration Per Period
			Two to
Other commercial		One year	three	Four to	After five
commitments	Total	or less	years	five years	years
	(In thousands)
Lines of credit	$0	$0	$0	$0	$0
Standby letters of credit	21,080	21,080	0	0	0
Guarantees	0	0	0	0	0
Standby repurchase obligations	0	0	0	0	0
Other commercial commitments	0	0	0	0	0

Total commercial commitments	$21,080	$21,080	$0	$0	$0

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Robbins & Myers, Inc. and Subsidiaries
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Robbins & Myers, Inc. and Subsidiaries (the Company) maintained effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of August 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Robbins & Myers, Inc. and Subsidiaries as of August 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2006 and our report dated November 10, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dayton, Ohio
November 10, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Robbins & Myers, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Robbins & Myers, Inc. and Subsidiaries as of August 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Robbins & Myers, Inc. and Subsidiaries at August 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Robbins & Myers, Inc. and Subsidiaries’ internal control over financial reporting as of August, 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 10, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dayton, Ohio
November 10, 2006

CONSOLIDATED BALANCE SHEET
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except share data)

	August 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$48,365	$23,043
Accounts receivable	124,569	128,676
Inventories	94,990	102,652
Other current assets	6,260	7,121
Deferred taxes	9,937	10,216

Total Current Assets	284,121	271,708
Goodwill	262,327	309,281
Other Intangible Assets	11,507	14,927
Other Assets	13,338	13,665
Property, Plant and Equipment	127,030	130,612

	$698,323	$740,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$62,749	$67,183
Accrued expenses	102,327	97,090
Current portion of long-term debt	744	8,616

Total Current Liabilities	165,820	172,889
Long-Term Debt — Less Current Portion	104,787	166,792
Deferred Taxes	2,320	3,721
Other Long-Term Liabilities	75,324	86,149
Minority Interest	11,693	9,939

Shareholders’ Equity:
Common stock-without par value:
Authorized shares-40,000,000
Issued shares-16,708,286 in 2006 (14,668,487 in 2005)	158,487	110,291
Treasury shares-308 in 2006 and 2005	(10)	(10)
Unearned Compensation on Restricted Stock Grants	(959)	(142)
Retained earnings	171,096	193,968
Accumulated other comprehensive income (loss):
Foreign currency translation	25,874	17,824
Fair value of interest rate swap	(1,043)	(943)
Minimum pension liability	(15,066)	(20,285)

Total	9,765	(3,404)

	338,379	300,703

	$698,323	$740,193

See Notes to Consolidated Financial Statements

CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
Robbins & Myers Inc. and Subsidiaries
(In thousands, except share and per share data)

			Unearned		Accumulated
			Compensation		Other
			on Restricted		Comprehensive
	Common	Treasury	Stock	Retained	Income
	Shares	Shares	Grants	Earnings	(Loss)	Total
Balance at September 1, 2003	$104,984	$(10)	$0	$188,880	$(6,938)	$286,916
Net income				11,648		11,648
Change in foreign currency translation					11,974	11,974
Change in fair value of interest rate swap					498	498
Change in minimum pension liability					(4,554)	(4,554)

Comprehensive income						19,566
Cash dividend declared, $0.22 per share				(3,085)		(3,085)
Stock options exercised, 51,000 shares	618					618
Proceeds from share sales, 50,178 shares	895					895
Stock option expense	312					312
Tax benefit of stock options exercised	176					176

Balance at August 31, 2004	106,985	(10)	0	197,443	980	305,398
Net loss				(262)		(262)
Change in foreign currency translation					675	675
Change in fair value of interest rate swap					(316)	(316)
Change in minimum pension liability					(4,743)	(4,743)

Comprehensive loss						(4,646)
Restricted stock grants, 20,922 shares	452		(452)			0
Amortization of restricted stock grants			310			310
Cash dividend declared, $0.22 per share				(3,213)		(3,213)
Stock options exercised, 73,000 shares	1,440					1,440
Proceeds from share sales, 47,705 shares	1,052					1,052
Performance stock award expense	250					250
Tax benefit of stock options exercised	112					112

Balance at August 31, 2005	110,291	(10)	(142)	193,968	(3,404)	300,703

Net loss				(19,587)		(19,587)
Change in foreign currency translation					8,050	8,050
Change in fair value of interest rate swap					(100)	(100)
Change in minimum pension liability					5,219	5,219

Comprehensive loss						(6,418)
Restricted stock grants, 58,576 shares	1,302		(1,302)			0
Amortization of restricted stock grants			485			485
Cash dividend declared, $0.22 per share				(3,285)		(3,285)
Stock options exercised, 207,069 shares	4,658					4,658
Proceeds from share sales, 44,630 shares	1,009					1,009
Stock option expense	837					837
Performance stock award expense	445					445
Conversion of bonds to stock, 1,729,524 shares	38,914					38,914
Convertible bonds interest adjustment, net of tax of $508	828					828
Tax benefit of stock options exercised	203					203

Balance at August 31, 2006	$158,487	$(10)	$(959)	$171,096	$9,765	$338,379

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF OPERATIONS
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except per share data)

	Years ended August 31,
	2006	2005	2004
Sales	$625,389	$604,773	$585,758
Cost of sales	410,473	408,808	392,754

Gross profit	214,916	195,965	193,004

Selling, general and administrative expenses	167,677	163,109	157,810
Amortization	2,343	2,519	2,738
Goodwill impairment charge	39,174	0	0
Other (income) expense	(1,786)	8,886	2,139

Income before interest and income taxes	7,508	21,451	30,317

Interest expense	12,946	14,433	14,427

(Loss) income before income taxes and minority interest	(5,438)	7,018	15,890

Income tax expense	12,589	5,840	3,685
Minority interest	1,560	1,440	557

Net (loss) income	$(19,587)	$(262)	$11,648

Net (loss) income per share
Basic	$(1.31)	$(0.02)	$0.80

Diluted	$(1.31)	$(0.02)	$0.80

See Notes to Consolidated Financial Statements

CONSOLIDATED CASH FLOW STATEMENT
Robbins & Myers, Inc. and Subsidiaries
(In thousands)

	Years Ended August 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net (loss) income	$(19,587)	$(262)	$11,648
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by operating activities:
Depreciation	16,235	17,874	18,639
Amortization	2,343	2,519	2,738
Deferred taxes	(2,887)	1,234	(2,750)
Stock compensation	1,767	702	312
Goodwill impairment charge	39,174	0	0
(Gain) loss on sale of business/facilities	(7,955)	2,053	0
Changes in operating assets and liabilities — excluding the effect of dispositions:
Accounts receivable	6,125	3,380	(3,524)
Inventories	2,905	1,819	(6,018)
Other assets	1,933	(3,948)	(2,967)
Accounts payable	(5,468)	4,978	8,755
Accrued expenses and other liabilities	5,916	(3,534)	(480)

Net cash and cash equivalents provided by operating activities	40,501	26,815	26,353

INVESTING ACTIVITIES
Capital expenditures, net of nominal disposals	(13,660)	(20,263)	(9,884)
Proceeds from sale of business/facilities	27,833	15,798	0

Net cash and cash equivalents provided (used) by investing activities	14,173	(4,465)	(9,884)

FINANCING ACTIVITIES
Proceeds from debt borrowings	35,747	104,876	82,658
Payments of long-term debt	(66,953)	(111,840)	(100,184)
Amended credit agreement fees	(528)	(262)	(1,078)
Proceeds from sale of common stock	5,667	2,492	1,513
Dividend paid	(3,285)	(3,213)	(3,085)

Net cash and cash equivalents used by financing activities	(29,352)	(7,947)	(20,176)

Increase (decrease) in cash and cash equivalents	25,322	14,403	(3,707)
Cash and cash equivalents at beginning of year	23,043	8,640	12,347

Cash and cash equivalents at end of year	$48,365	$23,043	$8,640

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Robbins & Myers, Inc. and Subsidiaries
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES
Consolidation
The consolidated financial statements include the accounts of Robbins & Myers, Inc. (“we,” “us,” “our”) and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participation rights. For these consolidated subsidiaries where our ownership is less than 100%, the other shareholders’ interests are shown as Minority Interest. All significant intercompany accounts and transactions have been eliminated upon consolidation. We produce and sell original and used equipment and aftermarket parts for a variety of markets including energy, industrial, chemical and pharmaceutical.
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
Goodwill and Other Intangible Assets
Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired. Goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise, using a fair market value approach, at the reporting unit level. We recognize an impairment charge for any amount by which the carrying amount of an operating segment’s goodwill exceeds its fair value. Impairment tests are performed in the first quarter of each year based on August 31 financial information. Losses, if any, resulting from impairment tests will be reflected in operating income in our Consolidated Statement of Operations.
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
Foreign Currency Accounting
Gains and losses resulting from the settlement of a transaction in a currency different from that used to record the transaction are charged or credited to net income or loss when incurred. Adjustments resulting from the translation of non-U.S. financial statements into U.S. dollars are recognized in accumulated other comprehensive income or loss for all non-U.S. units.
Product Warranties
Warranty obligations are contingent upon product failure rates, material required for the repairs and service delivery costs. We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.
Changes in our product warranty liability during the year are as follows:

	2006	2005
	(In thousands)
Balance at beginning of the fiscal year	$9,176	$8,330
Warranty expense	3,134	3,348
Deductions	(3,734)	(2,502)
Impact of business dispositions	(971)	0

Balance at end of the fiscal year	$7,605	$9,176

Consolidated Statement of Operations
Research and development costs are expensed as incurred. Research and development costs in fiscal 2006, 2005 and 2004 were $7,799,000, $8,667,000 and $6,688,000, respectively. Shipping and handling costs are included in cost of sales. Advertising costs are expensed as incurred.
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
Our policy is to provide U.S. income taxes on non-U.S. income when remitted to the U.S. We have not provided deferred taxes on the undistributed earnings of international subsidiaries because the earnings are deemed permanently reinvested. It is anticipated that the Company will continue to annually remit a portion of prospective earnings of certain international subsidiaries in the form of taxable dividends. The U.S. tax consequences of those dividends will be recorded when such dividends are paid. Since the Company intends to remit earnings from certain of its international subsidiaries only on a prospective basis, the Accounting Principles Board Opinion No. 23, Accounting for Income Taxes, exception will continue to apply to the international subsidiaries accumulated earnings and profits, which aggregated $84,209,000 and $70,549,000 at August 31, 2006 and 2005, respectively, and for earnings that the Company does not expect to remit as dividends.
Consolidated Cash Flow Statement
Cash and cash equivalents consist of cash balances and temporary investments having an original maturity of 90 days or less.

Fair Value of Financial Instruments
The following methods and assumptions were used by us in estimating the fair value of financial instruments:
Cash and cash equivalents — The amounts reported approximate market value.
Long-term debt – The market value of our debt is $109,031,000 at August 31, 2006 and $173,202,000 at August 31, 2005. These amounts are based on the terms, interest rates and maturities currently available to us for similar debt instruments.
Foreign exchange contracts — The amounts reported are estimated using quoted market prices for similar instruments.
Common Stock Plans
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. In addition, we sponsor stock option and stock compensation plans for non-employee directors. Under the plans, the stock option price per share may not be less than the fair market value per share as of the date of grant. For officers and other key employees, outstanding grants become exercisable over a three-year period, while options for non-employee directors are immediately exercisable. Prior to September 1, 2005, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Bulletin Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Consolidated Statement of Operations for years ended August 31, 2005 and 2004 as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective September 1, 2005, we adopted the fair value recognition provisions of SFAS Statement No. 123(R), Share-Based Payments, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for the prior period have not been restated.
As a result of adopting SFAS No. 123(R) on September 1, 2005, our loss before income taxes for the year ended August 31, 2006 was impacted by additional expenses of $837,000 ($519,000 after tax, or $0.03 per diluted share).
The fair value of each stock option grant in fiscal year 2006 was estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	2006
Expected volatility of common stock	32.70%
Risk free interest rate	4.29
Dividend yield	0.76
Expected life of option	7.0	Yrs.
Fair value at grant date	$22.26

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans in all periods presented. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

	Year Ended
	August 31,
	2005	2004
	(In thousands, except
	per share amounts)
Net (loss) income, as reported	$(262)	$11,648

Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,005	1,089

Pro-forma net (loss) income	$(1,267)	$10,559

(Loss) income per share:
Basic—as reported	$(0.02)	$0.80

Basic—pro-forma	$(0.09)	$0.73

Diluted—as reported	$(0.02)	$0.80

Diluted—pro-forma	$(0.09)	$0.73

Pro-forma information regarding net (loss) income and net (loss) income per share has been determined as if we had accounted for stock options granted subsequent to August 31, 1995 under the fair value method of SFAS Statement No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes-Merton model with the following weighted-average assumptions (there were no stock options issued in fiscal 2005):

	2004
Expected volatility of common stock	32.50%
Risk free interest rate	4.70
Dividend yield	.75
Expected life of option	6.90	yrs
Fair value at grant date	$8.85
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
New Accounting Pronouncement
In July 2006 the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. We have not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of FIN 48.

In September 2006 the Financial Accounting Standards Board issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in its Balance Sheet, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. An employer is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures of SFAS No. 158 as of the end of the fiscal year ending after December 15, 2006. We have has not yet determined the effect on the Company’s financial position from complying with the provisions of SFAS No. 158.
Reclassifications
Certain prior year amounts are reclassified to conform with the current year presentation.
NOTE 2 — BALANCE SHEET INFORMATION

	2006	2005
	(In thousands)
Accounts receivable
Allowances for doubtful accounts	$6,860	$4,632

Inventories
FIFO:
Finished products	$30,501	$38,363
Work in process	34,326	32,602
Raw materials	37,549	39,847

	102,376	110,812
LIFO reserve, U.S. inventories	(7,386)	(8,160)

	$94,990	$102,652

Non-U.S. inventories at FIFO	$68,372	$70,866

Property, plant and equipment
Land	$17,395	$17,610
Buildings	93,212	89,064
Machinery and equipment	160,423	167,765

	271,030	274,439
Less accumulated depreciation	144,000	143,827

	$127,030	$130,612

Accrued expenses
Salaries, wages and payroll taxes	$21,089	$20,638
Customer advances	24,583	15,843
Pension benefits	7,894	6,763
U.S. other postretirement benefits	2,472	2,000
Warranty costs	7,605	9,176
Accrued interest	2,935	4,403
Income taxes	7,436	8,991
Commissions	2,844	3,793
Other	25,469	25,483

	$102,327	$97,090

Other long-term liabilities
German pension liability	$38,368	$37,597
U.S. other postretirement benefits	11,641	11,962
U.S. pension liability	13,539	23,930
Other	11,776	12,660

	$75,324	$86,149

NOTE 3 – STATEMENT OF OPERATIONS INFORMATION

	2006	2005	2004
	In thousands
Process Solutions segment restructuring costs	$2,541	$3,684	$761
Romaco Segment restructuring costs	4,755	4,279	0
(Gain) loss on disposition of product lines/facilities	(7,955)	2,053	0
CEO retirement cost	0	0	1,378

Total restructuring and other costs	(659)	10,016	2,139
Less inventory write-down included in cost of sales	(1,127)	(1,130)	0

Other (income) expense	$(1,786)	$8,886	$2,139

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
As a result of the segment realignment, the goodwill recorded as of August 31, 2005 was allocated to the aforementioned product lines based on their relative fair value in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). The aggregate goodwill for each new segment is the sum of the reallocated goodwill for the product lines comprising the segment. In addition, during the first quarter and subsequent to the end of the first quarter, discussions about the sale of Romaco progressed and provided additional information regarding the fair value of Romaco. After considering the fair value of the Romaco segment, management determined there was an indicator of goodwill impairment under the rules of FAS 142. Management estimated the fair value of the Romaco segment using current prices that the Company may receive in the potential disposition of all or parts of Romaco. Based on these estimates, management estimated that goodwill in the Romaco segment should be written down by $30,000,000. This charge was included in our first quarter earnings. A formal third-party appraisal was completed in the third quarter to determine the final goodwill write-down. The results of the appraisal determined that goodwill should be written down by an additional $9,174,000. This charge was included in our third quarter fiscal 2006 results.
Unless otherwise noted, the costs mentioned below in this note were included on the “other (income) expense” line of our Consolidated Statement of Operations in the period indicated.
During fiscal 2006 and 2005, we incurred costs related to a restructuring program of our Process Solutions and Romaco segments. The restructuring plan was initiated to improve the profitability of these segments and included the following:
•	Plant closures (one of two Process Solutions facilities in Italy, a Process Solutions facility in Mexico and the Unipac facility of Romaco in Italy).

•	Headcount reductions within the Process Solutions and Romaco segments.

•	Reorganization of Romaco’s distribution network.

•	Disposition of two of Romaco (Hapa and Laetus) and one Process Solutions (Edlon lined-pipe and fittings) product lines.

•	Sale of excess facilities.

In fiscal 2005, we sold the aforementioned closed Italian facilities, sold the inventory and equipment related to our Edlon lined-pipe and fittings product line, and reduced total headcount by approximately 250 employees. We recorded restructuring costs in fiscal 2005 totaling $3,684,000 in the Process Solutions segment and $4,279,000 in the Romaco segment. The costs in fiscal 2005 included $1,130,000 to write-down inventory and $408,000 to write-off intangibles related to discontinued product lines. The inventory charge is included in cost of sales. Cash proceeds from the sale of facilities and product lines were $9,732,000. The loss recognized in 2005 as a result of these asset sales was $2,053,000.
In fiscal 2006, we sold the Hapa and Laetus product lines. In addition, we reorganized Romaco’s sales distribution network, sold and/or exited five Romaco and Process Solutions facilities, that reduced headcount by 85 employees. We recorded restructuring costs in fiscal 2006 totaling $2,541,000 in the Process Solutions segment and $4,755,000 in the Romaco segment. The costs in fiscal 2006 included $1,127,000 to write-down inventory related to discontinued product lines. This charge is included in cost of sales. Offsetting the restructuring costs was a gain on the disposition of the Hapa and Laetus product lines of Romaco of $8,144,000. Also during the year, we sold the Edlon lined-pipe and fittings product line facility for $1,000,000. The loss on the disposition and other related costs were $1,989,000.
In the second quarter of fiscal 2006 we reached an agreement to sell certain Chinese land and buildings, resulting in a $1,800,000 gain (before minority interest). The cash proceeds of $3,300,000 from the sale are expected to be received in fiscal 2007. We have moved our production operations to a newly constructed facility.
We have reached an agreement to sell the aforementioned closed Mexico facility. We expect to close this sale, receive $6,000,000 cash proceeds, and record a $5,500,000 pre-tax gain in fiscal 2007.
We expect to incur additional personnel termination and facility closure costs of approximately $2,000,000 to $3,000,000 in fiscal 2007 related to the Romaco distribution network restructuring.
Following is a progression of the liability for termination benefits:

(In thousands)
Liability as of August 31, 2005	$1,074
Payments made	(5,238)
Costs incurred	5,919
Change in estimate	0

Liability at August 31, 2006	$1,755

In fiscal 2004, we recorded $1,378,000 of costs associated with the retirement of our former President and CEO and we recorded $761,000 of severance cost for approximately 20 people related to the closure of one of the Process Solutions facilities in Italy.
Minimum lease payments
Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 2006:

(In thousands)
2007	$4,946
2008	3,693
2009	2,867
2010	3,815
2011	1,648
Thereafter	604

$17,573

Rental expense for all operating leases in 2006, 2005 and 2004 was approximately $4,971,000, $5,799,000 and $4,721,000, respectively.

NOTE 4 – PRODUCT LINE DISPOSITIONS
On March 31, 2006, we completed the sale of two of our Romaco product lines – Hapa and Laetus – for total consideration of approximately $31,000,000. We received cash proceeds of $26,900,000 with the remaining purchase price paid into an escrow account. The amount paid into escrow serves as collateral for claims by the purchaser under the terms of the Asset and Share Purchase Agreement. We have not recognized the cash in escrow as an asset as of August 31, 2006. This will be recognized as an asset and additional gain, if any, when the final payment from escrow is determinable. Hapa and Laetus had combined sales of approximately $42,000,000 for our fiscal year ended August 31, 2005. The sale generated a pre-tax gain of $8,144,000 ($7,017,000 after-tax gain, or $0.47 per diluted share). The cash proceeds were used to pay off the $12,332,000 balance of our 10.00% Subordinated Notes and reduce our revolving credit loan.
On August 31, 2005, we sold the inventory and equipment related to our Edlon lined-pipe and fittings product line for $8,000,000. The sale generated a loss of $131,000 ($81,000 after tax, or $0.01 per diluted share).
NOTE 5 — CASH FLOW STATEMENT INFORMATION
In fiscal 2006, we recorded the following non-cash investing and financing transactions: exchange of $38,914,000 of existing 8.00% convertible subordinated notes for common stock; $2,599,000 decrease in deferred tax assets, $8,605,000 decrease in long-term liabilities, $787,000 decrease in pension intangible asset and $5,219,000 decrease in the minimum pension liability related to our pension plans; and $203,000 increase in common stock and decrease in income tax payable related to the tax benefits of stock options exercised.
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
Supplemental cash flow information consisted of the following:

	2006	2005	2004
	(in thousands)
Interest paid	$13,078	$14,252	$14,205
Taxes paid — net of refunds	13,399	7,811	8,345

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by operating segment are as follows:

	Process	Fluid
	Solutions	Management	Romaco
	Segment	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2004	$141,797	$103,172	$61,251	$306,220
Goodwill acquired during the period	0	49	0	49
Translation adjustments and other	173	1,432	1,407	3,012

Balance as of August 31, 2005	141,970	104,653	62,658	309,281
Goodwill reduction from utilizing purchased tax loss carryforwards and deferred tax assets	0	0	(1,859)	(1,859)
Goodwill reduction from change in opening balance sheet tax accrual	0	0	(3,632)	(3,632)
Goodwill reduction due to business dispositions	0	0	(7,165)	(7,165)
Goodwill written off during the period	0	0	(39,174)	(39,174)
Translation adjustments and other	3,105	1,634	137	4,876

Balance as of August 31, 2006	$145,075	$106,287	$10,965	$262,327

In fiscal 2006, we were able to utilize certain net operating loss (NOL) carryforwards and deferred tax assets that existed at the purchase date of Romaco. No value was allocated to these items in the opening balance sheet of Romaco; therefore the utilization of these items is recorded as a reduction to goodwill. The reduction of goodwill was $1,859,000 in fiscal 2006. In fiscal 2006 we also reduced a tax accrual that was provided in the opening balance of Romaco. The reduction was $3,632,000 and was recorded as a reduction to goodwill.
Information regarding our other intangible assets is as follows:

	2006			2005
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and trademarks	$10,176	$6,767	$3,409	$9,678	$6,027	$3,651
Non-compete agreements	8,832	6,667	2,165	8,800	5,739	3,061
Financing costs	9,195	7,783	1,412	8,855	6,495	2,360
Pension intangible	4,361	0	4,361	5,148	0	5,148
Other	5,160	5,000	160	5,939	5,232	707

	$37,724	$26,217	$11,507	$38,420	$23,493	$14,927

We estimate that amortization expense will be approximately $2,300,000 for each of the next five years.

NOTE 7 — LONG-TERM DEBT

	2006	2005
	(in thousands)
Senior debt:
Revolving credit loan	$0	$0
Senior notes	100,000	100,000
Other	5,531	13,219
8.00% convertible subordinated notes	0	40,000
10.00% subordinated notes	0	22,189

Total debt	105,531	175,408
Less current portion	744	8,616

Long-term debt	$104,787	$166,792

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $50,000,000. All outstanding amounts under the Agreement are due and payable on November 30, 2007. Interest is variable based upon formulas tied to LIBOR or prime, at our option, and is payable at least quarterly. Indebtedness under the Agreement is secured by accounts receivable, inventory, equipment and fixtures of our U.S. subsidiaries, the pledge of the stock of our U.S. subsidiaries and the pledge of the stock of certain non-U.S. subsidiaries. Under this Agreement and other lines of credit, we had $50,000,000 of unused borrowing capacity. However, due to our financial covenants and outstanding standby letters of credit, we could only incur additional indebtedness of $28,920,000 at August 31, 2006. We had $21,080,000 of standby letters of credit outstanding at August 31, 2006. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors.
We had $100,000,000 of Senior Notes (“Senior Notes”) issued in two series. Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and is due May 1, 2008, and Series B in the principal amount of $30,000,000 has an interest rate of 6.84% and is due May 1, 2010. Interest is payable semi-annually on May 1 and November 1.
The above agreements have certain restrictive covenants including limitations on cash dividends, treasury stock purchases, acquisitions, capital expenditures and thresholds for interest coverage and leverage ratios. The amount of cash dividends and treasury stock purchases, other than in relation to stock option exercises, we may incur in each fiscal year is restricted to the greater of $3,500,000 or 50% of our consolidated net income for the immediately preceding fiscal year, plus a portion of any unused amounts from the preceding fiscal year.
Our other debt consisted primarily of unsecured non-U.S. bank lines of credit and secured mortgages with interest rates ranging from 4.00% to 8.00%.
We have an interest rate swap agreement. The interest rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting our fixed rate debt to floating rate debt. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of underlying principal amounts. The mark-to-market values of both the fair value hedging instrument and the underlying debt obligation were equal and recorded as offsetting gains and losses in current period earnings. The fair value hedge qualifies for treatment under the short-cut method of measuring effectiveness. As a result, there is no impact on earnings due to hedge ineffectiveness. The interest rate swap agreement totals $30,000,000, expires in 2008 and allows us to receive an interest rate of 6.76% and pay an interest rate based on LIBOR.

Aggregate principal payments of long-term debt, for the five years subsequent to August 31, 2006, are as follows:

(In thousands)
2007	$744
2008	70,825
2009	595
2010	30,668
2011	450
2012 and thereafter	2,249

Total	$105,531

NOTE 8 — RETIREMENT BENEFITS
We sponsor two defined contribution plans covering most U.S. salaried employees and certain U.S. hourly employees. Contributions are made to the plans based on a percentage of eligible amounts contributed by participating employees. We also sponsor several defined benefit plans covering certain employees. Benefits are based on years of service and employees’ compensation or stated amounts for each year of service. Our funding policy is consistent with the funding requirements of applicable regulations. At August 31, 2006 and 2005, pension assets included 171,700 and 207,400 shares respectively, of our common stock.
In addition to pension benefits, we provide health care and life insurance benefits for certain of our retired U.S. employees. Our policy is to fund the cost of these benefits as claims are paid.
Retirement and other post-retirement plan costs are as follows:

	Pension Benefits
	2006	2005	2004
	(In thousands)
Service costs	$2,855	$4,116	$3,825
Interest cost	8,246	8,402	8,341
Expected return on plan assets	(7,340)	(6,648)	(6,535)
FAS 88 curtailment cost	(220)	0	0
Amortization of prior service cost	798	755	388
Amortization of transition obligation	(198)	(186)	(186)
Recognized net actuarial losses	2,100	1,770	1,266

Net periodic benefit cost	$6,241	$8,209	$7,099

Defined contribution cost	$1,982	$1,181	$1,120

	Other Benefits
	2006	2005	2004
	(In thousands)
Service cost	$367	$352	$310
Interest cost	1,271	1,484	1,546
Net amortization	920	979	813

Net peridoc benefit cost	$2,558	$2,815	$2,669

The benefit obligation, funded status and amounts recorded in the balance sheet at August 31, are as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(In thousands)
Change in benefit obligation:
Beginning of year	$168,913	$150,682	$26,848	$25,964
Service cost	2,855	4,116	367	352
Interest cost	8,246	8,402	1,271	1,484
Plan amendments	0	2,450	0	0
Curtailment	(2,031)	0	0	0
Currency exchange rate impact	3,973	193	0	0
Actuarial (gains) losses	(2,540)	12,358	(2,835)	1,535
Benefit payments	(15,463)	(9,288)	(2,407)	(2,487)

End of year	$163,953	$168,913	$23,244	$26,848

Change in plan assets:
Beginning of year	$93,110	$81,536	$0	$0
Currency exchange rate impact	1,442	(67)	0	0
Actual return	7,792	10,298	0	0
Company contributions	9,028	10,631	2,407	2,487
Benefit payments	(15,463)	(9,288)	(2,407)	(2,487)

End of year	$95,909	$93,110	$0	$0

Funded status	$(68,044)	$(75,803)	$(23,244)	$(26,848)
Unrecognized net actuarial losses	34,769	41,534	7,475	11,030
Unrecognized transition obligation	0	(184)	0	0
Unamortized prior service cost	3,303	3,806	1,656	1,856

Amount recognized	$(29,972)	$(30,647)	$(14,113)	$(13,962)

Recorded as follows:
Accrued expenses	$(7,894)	$(6,763)	$(2,472)	$(2,000)
Other long-term liabilities	(51,907)	(61,527)	(11,641)	(11,962)
Other assets	1,653	1,406	0	0
Intangible assets	4,370	5,148	0	0
Accumulated other comprehensive loss	23,806	31,089	0	0

	$(29,972)	$(30,647)	$(14,113)	$(13,962)

Deferred tax liability on accumulated other comprehensive loss	$(9,030)	$(10,804)	$0	$0

Pension plans with accumulated (“ABO”) and projected (“PBO”) benefit obligations in excess of plan assets:

	2006	2005
	(In thousands)
Accumulated benefit obligation	$161,466	$165,310
Projected benefit obligation	163,953	168,913
Plan assets	95,909	93,110

In 2006 and 2005, $40,913,000 and $39,975,000, respectively, of the unfunded ABO and $43,399,000 and $42,366,000, respectively, of the unfunded PBO related to our pension plan for our German operation. Funding of pension obligations is not required in Germany.
The weighted allocations of pension plan assets at August 31, 2006 and 2005 are shown in the following table.

	2006	2005
Equity securities	70%	58%
Debt securities	26	41
Cash and cash equivalents	4	1

	100%	100%

At August 31, 2006, our target allocation percentages for plan assets were approximately 65% equity securities and 35% debt securities. The targets may be adjusted periodically to reflect current market conditions and trends as well as inflation levels, interest rates and the trend thereof, and economic and monetary policy. The objective underlying this allocation is to achieve a long-term rate of return of 5.75% above inflation.
The expected long-term rates of return on plan assets for purposes of determining pension expense were 8.00% in 2006, 8.25% in 2005 and 8.50% in 2004. We will use an 8.00% rate in 2007. Expected rates of return are developed based on the target allocation of debt and equity securities and on the historical returns on these types of investments judgmentally adjusted to reflect current expectations based on historical experience of the plan’s investment managers. In evaluating future returns on equity securities, the existing portfolio is stratified to separately consider large and small capitalization investments as well as international and other types of securities.
We expect to make future benefits payments from our benefit plans as follows:

	Pension Benefits	Other Benefits
	(In thousands)
2007	11,700	2,300
2008	11,100	2,300
2009	10,900	2,300
2010	10,700	2,200
2011	10,500	2,100
2012-2015	51,200	9,600

The actuarial weighted average assumptions used to determine plan liabilities at August 31, are as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Weighted average assumptions:
Discount rate	6.00%	5.25%	6.00%	5.25%
Expected return on plan assets	8.00	8.00	N/A	N/A
Rate of compensation increase	4.50	4.50	N/A	N/A
Health care cost increase	N/A	N/A	10.0 – 5.0%	10.5 – 5.0%
Health care cost grading period	N/A	N/A	10 years	11 years
The actuarial weighted average assumptions used to determine plan costs are as follows (measurement date September 1):

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate	5.25%	6.00%	5.25%	6.00%
Expected return on plan assets	8.00	8.25	N/A	N/A
Rate of compensation increase	4.50	4.50	N/A	N/A
Health care cost increase	N/A	N/A	10.5 – 5.0%	11.0 – 5.0%
Health care cost grading period	N/A	N/A	11 years	12 years
The assumed health care trend rate has a significant effect on the amounts reported for health care benefits. A one-percentage point change in assumed health care rate would have the following effects:

	Increase	Decrease
	(In thousands)
Service and interest cost	$60	$(56)
Postretirement benefit obligation	571	(554)

NOTE 9 — INCOME TAXES
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2006	2005
	(In thousands)
Deferred tax assets and liabilities
Assets:
Postretirement benefit obligations	$5,368	$5,417
Net operating loss carryforwards	22,330	20,243
Tax credit carryforward	12,305	7,626
Other liabilities	3,423	3,339
Inventory allowances	2,439	3,313
Warranty reserve	2,202	2,610
Customer advance payments and prepaid expenses	1,400	2,160
Research and development costs	2,650	1,915
Pension benefits	12,947	13,932
Other items	1,774	1,939

	66,838	62,494
Less valuation allowances	23,151	23,296

	43,687	39,198

Liabilities:
Tax depreciation in excess of book depreciation	5,675	6,218
Goodwill and purchased asset basis differences	29,635	25,372
Other items	760	1,113

	36,070	32,703

Net deferred tax asset	$7,617	$6,495

The tax credit carryforwards, which primarily relate to foreign tax credits, begin to expire in fiscal 2012. The primary components of the net operating loss carryforwards exist in Germany, Italy and the Netherlands. There are no expiration dates on the net operating loss carryforwards in Germany and the Netherlands. The net operating loss carryforwards in Italy begin to expire in fiscal 2007.

Expense (in thousands)

	2006	2005	2004
Current:
U.S. federal	$273	$228	$394
Non-U.S.	15,037	4,357	6,004
U.S. state	166	21	37

	15,476	4,606	6,435

Deferred:
U.S. federal	(3,018)	2,795	(2,342)
Non-U.S.	390	(1,823)	(188)
U.S. state	(259)	262	(220)

	(2,887)	1,234	(2,750)

	$12,589	$5,840	$3,685

Tax expense included in minority interest	$916	$846	$300

Non-U.S. pretax (loss) income	$(6,284)	$2,494	$16,713

A summary of the differences between the effective income tax rate attributable to operations and the statutory rate is as follows:

	2006	2005	2004
	(in thousands)
Tax (benefit) expense at U.S. statutory rate	$(1,903)	$2,456	$5,562
Impact of change in valuation allowances on non-U.S. losses	1,201	3,804	(779)
Impact on U.S. taxes from repatriation of foreign earnings	(44)	533	(1,128)
Extraterritorial income deduction	(517)	(526)	0
Impact from nondeductible goodwill write-off	15,421	0	0
Impact from other nondeductible expenses	834	0	0
Non-U.S. tax (lower) higher than U.S. tax rates	(2,550)	(175)	222
Other items — net	147	(252)	(192)

	$12,589	$5,840	$3,685

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

Summaries of amounts issued under the stock option plans are presented in the following tables.
Stock option activity

		Weighted-
	Stock	Average Option
	Options	Price Per Share
Outstanding at September 1, 2003	1,129,301	$24.00
Granted	194,000	21.59
Exercised	(51,000)	12.03
Canceled	(8,800)	24.12

Outstanding at August 31, 2004	1,263,501	24.13
Exercised	(73,000)	19.73
Canceled	(156,500)	23.95

Outstanding at August 31, 2005	1,034,001	24.44
Granted	80,000	22.26
Exercised	(207,069)	22.48
Canceled	(191,998)	25.65

Outstanding at August 31, 2006	714,934	$24.44

Exercisable stock options at year-end
2004		914,926
2005		879,648
2006		591,982

Shares available for grant at year-end
2004		141,200
2005		1,200,000
2006		1,120,000
Components of outstanding stock options at August 31, 2006

		Weighted-
Range of		Average	Weighted-
Exercise	Number	Contract Life	Average
Price	Outstanding	in Years	Exercise Price
$15.38 – 23.00	345,933	7.01	$20.56
24.22 – 39.50	369,001	3.81	27.72

$15.38 – 39.50	714,934	5.36	$24.44

Components of exercisable stock options at August 31, 2006

Range of		Weighted-
Exercise	Number	Average
Price	Exercisable	Exercise Price
$15.38 – 23.00	235,481	$20.67
24.22 – 39.50	356,501	27.76

$15.38 – 39.50	591,982	$24.94

We also sponsor a long-term incentive stock plan. Under this plan, selected participants receive performance units which convert into a variable number of restricted shares based on (i) a three year measurement of how favorably the total return on our shares compares to the total shareholder return of selected peer companies (“Group”) or (ii) absolute measures based on earnings per share and return on assets. The restricted shares earned range from 50% to 200% of the performance units awarded. The threshold is earned (i) when our return is at the 50th percentile of total shareholder return of the Group and 200% is earned when our return is at the 80th percentile or greater or (ii) based on the earnings and return on assets compared to targets. Restricted shares earned under the program are issued to the participants at the end of the three-year measurement period and are subject to forfeit if the participant leaves our employment within the following two years. For the performance period ended August 31, 2006, $1,207,000 of performance units were earned ($0 earned in fiscal 2005).
As of August 31, 2006 we had $1,798,000 of compensation expense not yet recognized related to nonvested stock awards. The weighted-average period that this compensation cost will be recognized is eighteen months.
Total after tax compensation expense included in net income for all stock based awards was $1,096,000, $452,000 and $216,000 for fiscal years 2006, 2005 and 2004, respectively.
NOTE 11 — NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net (loss) income per share:

	2006	2005	2004
	(In thousands, except per share data)
Numerator:
Basic:
Net (loss) Income	$(19,587)	$(262)	$11,648
Effect of dilutive securities:
Convertible debt interest	1,784	1,920	1,920

(Loss) income attributable to diluted shares	$(17,803)	$1,658	$13,568

Denominator:
Basic:
Weighted average shares	14,898	14,608	14,478
Effect of dilutive securities:
Convertible debt	1,651	1,778	1,778
Dilutive options and restricted shares	26	37	29

Diluted	16,575	16,423	16,285

Net (loss) income per share:
Basic:	$(1.31)	$(0.02)	$0.80
Diluted:	$(1.31)	$(0.02)	$0.80
NOTE 12 — BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
In fiscal 2006, we realigned our reportable business segments. The new structure consists of three market-focused segments: Fluid Management, Process Solutions and Romaco. The amounts presented for fiscal 2005 and 2004 reflect this realignment.
Fluid Management. Our Fluid Management business segment designs, manufactures and markets equipment and systems used in oil and gas exploration and recovery, specialty chemical, wastewater treatment and a variety of other industrial applications. Primary brands are Moyno®, Tarby® and Hercules®. Our products and systems include hydraulic drilling power sections; down-hole and industrial pumps for applications involving the flow of viscous, abrasive and solid-laden slurries and sludge; and a broad line of ancillary equipment, such as rod guides, rod and tubing rotators, wellhead systems, pipeline closure products and valves. These products and systems are used at the wellhead and in subsurface drilling and production.
Process Solutions. Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels, standard and customized fluid-agitation equipment and systems and customized fluoropolymer-lined fittings, vessels and accessories, primarily for the pharmaceutical and fine chemical markets. Primary brands are Pfaudler®, Tycon-Technoglass®, Chemineer® and Edlon®.

Romaco. Romaco designs, manufacturers and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutriceutical and cosmetics industries. Packaging applications include dosing, filling and sealing of vials, capsules, tubes, bottles and blisters, as well as customized packaging. Primary brands are Noack®, Siebler® and FrymaKoruma®.
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
The following tables provide information about our reportable business segments.

	2006		2005		2004
	(In thousands)
Unaffiliated Customer Sales:
Fluid Management	$245,180		$198,700		$179,011
Process Solutions	231,009		238,698		231,609
Romaco	149,200		167,375		175,138

Total	$625,389		$604,773		$585,758

Intersegment Sales:
Fluid Management	$0		$0		$0
Process Solutions	441		752		805
Romaco	0		0		0
Corporate and Eliminations	(441)		(752)		(805)

Total	$0		$0		$0

Depreciation and Amortization:
Fluid Management	$7,491		$7,772		$7,981
Process Solutions	6,496		7,497		7,312
Romaco	2,991		3,550		4,309
Corporate and Eliminations	1,600		1,574		1,775

Total	$18,578		$20,393		$21,377

EBIT:
Fluid Management	$56,522		$39,731		$35,073
Process Solutions	8,867	(1)	4,739	(1)	9,250	(1)
Romaco	(38,189	) (2)	(7,905	) (2)	1,767
Corporate and Eliminations	(19,692)		(15,114)		(15,773	) (3)

Total	$7,508		$21,451		$30,317

Identifiable Assets:
Fluid Management	$230,058		$215,176		$203,784
Process Solutions	322,164		326,707		328,696
Romaco	108,435		186,464		183,688
Corporate and Eliminations	37,666		11,846		19,910

Total	$698,323		$740,193		$736,078

Capital Expenditures:
Fluid Management	$7,882		$6,757		$5,425
Process Solutions	2,046		9,053		3,367
Romaco	3,436		3,823		1,055
Corporate and Eliminations	296		630		37

Total	$13,660		$20,263		$9,884

Information about our operations in different geographical regions is presented below. Our primary operations are in the U.S. and Europe. Sales are attributed to countries based on the location of the customer.

	2006	2005	2004
	(In thousands)
Sales
United States	$253,818	$225,798	$218,407
Europe	176,695	193,190	206,033
Other North America	71,535	68,052	54,046
Asia	79,481	82,357	72,013
South America	33,225	26,675	22,730
Africa and Australia	10,635	8,701	12,529

	$625,389	$604,773	$585,758

Identifiable Assets
United States	$261,214	$271,493	$273,496
Europe	243,446	315,625	314,754
Other North America	52,750	51,817	46,382
South America	26,628	22,776	20,179
Asia	76,619	66,636	61,357
Corporate	37,666	11,846	19,910

	$698,323	$740,193	$736,078

(1)	Includes cost of $2,541,000, $3,684,000 and $761,000 in fiscal years 2006, 2005 and 2004, respectively, related to the restructuring of our Process Solutions segment. Fiscal 2006 also includes losses of $189,000 and fiscal 2005 includes losses of $2,053,000 related to the disposition of facilities and businesses.

(2)	Includes costs of $4,755,000 and $4,279,000 in fiscal years 2006 and 2005, respectively, related to the restructuring of our Romaco segment. Fiscal 2006 also includes a gain of $8,144,000 on the disposition of businesses. Fiscal 2006 also includes a $39,174,000 goodwill impairment charge.

(3)	Fiscal 2004 includes costs of $1,378,000 related to the retirement of our former President and CEO.

NOTE 13 — QUARTERLY DATA (UNAUDITED)

	2006 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Sales	$138,959	$149,997	$153,243	$183,190	$625,389
Gross profit	46,742	49,459	52,805	65,910	214,916
EBIT	(25,259)	7,510	6,174	19,083	7,508
(Loss) income before income taxes and minority interest	(28,782)	3,834	3,049	16,461	(5,438)
Net (loss) income	(29,734)	1,202	(75)	9,020	(19,587)
Net (loss) income per share:
Basic	$(2.02)	$0.08	$(0.01)	$0.59	$(1.31)
Diluted	(2.02)	0.08	(0.01)	0.56	(1.31)
Weighted average common shares:
Basic	14,700	14,744	14,784	15,363	14,898
Diluted	16,499	16,537	16,592	16,713	16,575

	2005 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Sales	$132,455	$145,630	$157,584	$169,104	$604,773
Gross profit	43,007	46,665	51,636	54,657	195,965
EBIT	(83)	5,863	7,691	7,980	21,451
(Loss) income before income taxes and minority interest	(3,622)	2,174	4,092	4,374	7,018
Net (loss) income	(871)	51	223	335	(262)
Net (loss) income per share:
Basic	$(0.06)	$0.00	$0.02	$0.02	$(0.02)
Diluted	(0.06)	0.00	0.02	0.02	(0.02)
Weighted average common shares:
Basic	14,532	14,589	14,650	14,662	14,608
Diluted	16,338	16,432	16,472	16,469	16,423

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of August 31, 2006. Based upon this evaluation, our CEO and CFO have concluded that the design and operation of our disclosure controls and procedures were effective as of August 31, 2006.
Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.
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
Management assessed our internal control over financial reporting as of August 31, 2006, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2006. Our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report concurring with management’s assessment, which is included at Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information Concerning Directors and Executive Officers
The information required by this item relating to directors and executive officers of the Company, the Company’s Audit Committee and Section 16(a) Compliance is incorporated herein by reference to that part of the information under “Election of Directors,” “Security Ownership” and “Section 16 Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on January 10, 2007. Certain information concerning executive officers of the Company appears under “Executive Officers of the Registrant” at Part I of this Report.
Code of Ethics
The Company has a Code of Business Conduct (the “Code”) that applies to all employees, executive officers and directors of the Company. A copy of the Code is posted on the Company’s website. The Code also serves as a code of ethics for the Company’s chief executive officer, principal financial officer, principal accounting officer, controller, or any person performing similar functions (the “Senior Officers”). Any waiver of any provision of the Code granted to a Senior Officer may only be granted by the full Board of Directors or its Audit Committee. If a waiver is granted, information concerning the waiver will be posted on the Company’s website www.robn.com for a period of 12 months.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on January 10, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table shows certain information as of August 31, 2006 with respect to compensation plans under which common shares of the Company are authorized for issuance:
Equity Compensation Plan Information

			(c)
			Number of Common
	(a)		Shares remaining
	Number of Common	(b)	available for future
	Shares to be issued	Weighted-average	issuance under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	714,934	$24.44	1,120,000
Equity compensation plans not approved by security holders	0	0	0

Total	714,934	$24.44	1,120,000

The other information required by this Item 12 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on January 10, 2007.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item 13 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on January 10, 2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on January 10, 2007.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The following consolidated financial statements of Robbins & Myers, Inc. and its subsidiaries are at Item 8 hereof.

Consolidated Balance Sheet — August 31, 2006 and 2005.

Consolidated Statement of Operations — Years ended August 31, 2006, 2005, and 2004.

Consolidated Shareholders’ Equity Statement — Years ended August 31, 2006, 2005, and 2004.

Consolidated Cash Flow Statement — Years ended August 31, 2006, 2005, and 2004.

Notes to Consolidated Financial Statements.

(a)(2) FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.
(a) (3) EXHIBITS. See INDEX to EXHIBITS.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Robbins & Myers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2006.

ROBBINS & MYERS, INC.
BY	/s/ Peter C. Wallace
Peter C. Wallace
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Robbins & Myers, Inc. and in the capacities and on the date indicated:

NAME	TITLE	DATE
/s/ Peter C. Wallace Peter C. Wallace	Director, President and Chief Executive Officer	November 14, 2006
/s/ Christopher M. Hix Christopher M. Hix	Vice President and Chief Financial Officer (Principal Financial Officer)	November 14, 2006
/s/ Kevin J. Brown Kevin J. Brown	Corporate Controller (Principal Accounting Officer)	November 14, 2006
*Thomas P. Loftis	Chairman Of Board	November 14, 2006
*Daniel W. Duval	Director	November 14, 2006
*David T. Gibbons	Director	November 14, 2006
*Stephen F. Kirk	Director	November 14, 2006
*William D. Manning	Director	November 14, 2006
*Dale L. Medford	Director	November 14, 2006
*Jerome F. Tatar	Director	November 14, 2006

*The undersigned, by signing his name hereto, executes this Report on Form 10-K for the year ended August 31, 2006 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.

/s/ Peter C. Wallace
Peter C. Wallace
Their Attorney-in-fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
			Charged to
	Balance at	Charged to	Other			Balance at
	Beginning of	Costs and	Accounts-	Deductions-		End of
Description	Period	Expenses	Describe	Describe		Period
	(in thousands)
Year Ended August 31, 2006
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$4,632	$2,828	$0	$600	(1)	$6,860
Inventory obsolescence	21,351	2,347	0	6,115	(2)	17,583
Other reserves:
Warranty claims	9,176	3,134	0	4,705	(3)	7,605
Current & L-T insurance reserves	2,098	1,294	0	1,651	(4)	1,741
Restructuring reserves	1,074	5,738	0	5,057	(5)	1,755

Year Ended August 31, 2005
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$4,018	$1,088	$0	$474	(1)	$4,632
Inventory obsolescence	20,651	3,425	0	2,725	(2)	21,351
Other reserves:
Warranty claims	8,330	3,348	0	2,502	(3)	9,176
Current & L-T insurance reserves	2,203	1,680	0	1,785	(4)	2,098
Restructure reserves	667	5,677	0	5,270	(5)	1,074

Year Ended August 31, 2004
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$3,278	$1,099	$0	$359	(1)	$4,018
Inventory obsolescence	22,336	1,664	0	3,349	(2)	20,651
Other reserves:
Warranty claims	9,310	1,613	0	2,593	(3)	8,330
Current & L-T insurance reserves	2,116	762	0	675	(4)	2,203
Restructure reserves	0	761	0	94	(5)	667

Note (1) Represents accounts receivable written off against the reserve, and impact from dispositions of $200,000 in fiscal 2006.

Note (2) Inventory items scrapped and written off against the reserve, and impact from dispositions of $2,800,000 in fiscal 2006.

Note (3) Warranty cost incurred applied against the reserve, and impact from dispositions of $970,000 in fiscal 2006.

Note (4) Spending against casualty reserve.

Note (5) Spending against restructure reserve.

INDEX TO EXHIBITS

(3)	ARTICLES OF INCORPORATION AND BY-LAWS:

	3.1	Amended Articles of Incorporation of Robbins & Myers, Inc. were filed as Exhibit 3.1 to our Report on Form 10-Q for the quarter ended February 28, 1998	*

	3.2	Code of Regulations of Robbins & Myers, Inc. was filed as Exhibit 3.2 to our Annual Report on Form 10-K for the year ended August 31, 2001	*

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

	4.1	Third Amended and Restated Credit Agreement dated October 7, 2003 among Robbins & Myers, Inc., the Lenders named therein, Bank One, N.A. as Administrative Agent and Issuing Bank, Harris Trust and Savings Bank, as Co-Syndication Agent, National City Bank, as Co-Syndication Agent, Wachovia Bank, N.A., as Co-Documentation Agent and The Bank of Nova Scotia, as Co-Documentation Agent and Issuing Bank, was filed as Exhibit 4.1 to our Annual Report on Form 10-K for the year ended August 31, 2003	*

	4.2	Amendment No.1 dated April 21, 2004 to the Third Amended and Restated Credit Agreement dated as of October 7, 2003, by and among Robbins & Myers Inc., Robbins & Myers Finance B.V., and Bank One, N.A., individually and as administrative agent, and the other financial institutions named therein was filed as exhibit 10.1 to our Report on Form 10-Q for the quarter ended May 31, 2004	*

	4.3	Amended and Restated Pledge and Security Agreement between Robbins & Myers, Inc. and Bank One, Dayton, N.A., dated May 15, 1998, was filed as Exhibit 4.2 to our Report on Form 10-K for the year ended August 31, 2003	*

	4.4	Fourth Amended and Restated Credit Agreement, dated December 23, 2005, among Robbins & Myers, Inc., Robbins & Myers Finance Europe B.V., the Lenders named in the Amended Agreement and JPMorgan Chase Bank, N.A., as Administrative Agent and an Issuing Bank was filed as an Exhibit to our Current Report on Form 8-K filed on December 28, 2005	*

	4.4	Form of $100 million senior note agreement dated May 1, 1998 was filed as Exhibit 4.1 to our Report on Form 10-Q for the quarter ended May 31, 1998	*

(10)	MATERIAL CONTRACTS:

	10.1	Robbins & Myers, Inc. Cash Balance Pension Plan (As Amended and Restated Effective as of October 1, 1999) was filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended August 31, 2001	*/M

	10.2	Third Amendment to the Robbins & Myers, Inc. Cash Balance Pension Plan, dated October 31, 2005 was filed as an Exhibit to our Current Report on Form 8-K filed on November 4, 2005	*/M

	10.3	Robbins & Myers, Inc. Employee Savings Plan as amended through August 31, 2000 was filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended August 31, 2000	*/M

	10.4	Robbins & Myers, Inc. Executive Supplemental Retirement Plan adopted February 2000 and Amendment No. 1 to such Plan adopted August 2000 were filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2000	*/M

	10.5	Robbins & Myers, Inc. Executive Supplemental Pension Plan adopted July 2000 was filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended August 31, 2000	*/M

	10.6	Form of Indemnification Agreement between Robbins & Myers, Inc., and each director was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2001	*/M

	10.7	Robbins & Myers, Inc. 1994 Directors Stock Compensation Plan was filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended August 31, 2001	*/M

	10.8	Robbins & Myers, Inc. 1994 Long-Term Incentive Stock Plan as amended was filed as Exhibit 10.11 to our Report on Form 10-K for the year ended August 31, 1996	*/M

	10.9	Robbins & Myers, Inc. 1995 Stock Option Plan for Non-Employee Directors was filed as Exhibit 10.12 to our Report on Form 10-K for the year ended August 31, 1996	*/M

	10.10	Robbins & Myers, Inc. Senior Executive Annual Cash Bonus Plan was filed as Exhibit 10.13 to our Report on Form 10-K for the year ended August 31, 1996	*/M

	10.11	Robbins & Myers, Inc. 1999 Long-Term Incentive Stock Plan was filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-35856)	*/M

10.12	Letter Agreement between Robbins & Myers, Inc. and Christopher M. Hix, dated July 17, 2006 was filed as an Exhibit to our Current Report on Form 8-K filed on July 17, 2006	*/M

10.13	Employment Agreement between Robbins & Myers, Inc. and Peter C. Wallace, dated June 28, 2006 was filed as an Exhibit to our Current Report on Form 8-K filed on June 29, 2006	*/M

10.14	Form of Executive Officer Change of Control Agreement approved June 28, 2006 entered into with each of John R. Beatty, Gary S. Brewer, Kevin J. Brown, Christopher M Hix, and Saeid Rahimian was filed as an Exhibit to our Current Report on Form 8-K filed on June 29, 2006	*/M

10.15	Executive Supplemental Retirement Plan, effective August 31, 2006, was filed as an Exhibit to our Current Report on Form 8-K filed on June 29, 2006	*/M

10.16	Asset and Share Purchase Agreement, dated February 28, 2006, among Robbins & Myers, Inc., Romaco International B.V., and Romaco Pharmatechnik GmbH and Coesia, S.p.A. was filed as an Exhibit to our Current Report on Form 8-K filed on March 3, 2006	*

10.17	Form of Option Award Agreement under Robbins & Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 6, 2005 was filed as an Exhibit to our Current Report on Form 8-K filed on October 11, 2005	*/M

10.18	Form of Award Agreement for Restricted Share Award under Robbins & Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 6, 2005 was filed as an Exhibit to our Current Report on Form 8-K filed on October 11, 2005	*/M

10.19	Award Agreement for Special Restricted Share Award to Peter C. Wallace under Robbins & Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 6, 2005 was filed as an Exhibit to our Current Report on Form 8-K filed on October 11, 2005	*/M

10.20	Award Agreement for Special Restricted Share Award to Saeid Rahimian under Robbins & Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 6, 2005 was filed as an Exhibit to our Current Report on Form 8-K filed on October 11, 2005	*/M

	10.21	Award Agreement for Performance Share Award to Peter C. Wallace under Robbins & Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 6, 2005 was filed as an Exhibit to our Current Report on Form 8-K filed on October 11, 2005	*/M

(14)	CODE OF CONDUCT

	14.1	Robbins & Myers, Inc. Code of Business Conduct	F

(21)	SUBSIDIARIES OF THE REGISTRANT

	21.1	Subsidiaries of Robbins & Myers, Inc.	F

(23)	CONSENTS OF EXPERTS AND COUNSEL

	23.1	Consent of Ernst & Young LLP	F

(24)	POWER OF ATTORNEY

	24.1	Powers of Attorney of any person who signed this Report on Form 10-K on behalf of another pursuant to a Power of attorney	F

(31)	RULE 13A–14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	F

	31.2	Rule 13a-14(a) CFO Certification	F

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	F

	32.2	Section 1350 CFO Certification	F

	“F”	Indicates Exhibit is being filed with this Report.

	“*”	Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission. Unless otherwise indicated, all incorporated items are incorporated from SEC File No. 000-288.

	“R”	Instrument with respect to indebtedness that does not exceed 10% of the company’s total assets which is not being filed, but will be furnished to the Commission upon its request.

	“M”	Indicates management contract or compensatory arrangement.

	“C”	Confidential treatment granted as to certain portions, which have been filed separately with the Securities and Exchange Commission.