Form 10-Q
period 2006-11-30
ROBBINS & MYERS INC
filed 2007-01-09
CIK 84290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2006
File Number 0-288
Robbins & Myers, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1400 Kettering Tower, Dayton, Ohio	45423

(Address of Principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: (937) 222-2610
None
Former name, former address and former fiscal year if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑       NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐       NO ☑
Common shares, without par value, outstanding as of November 30, 2006: 17,021,954

Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II—Other Information
Item 1A. Risk Factors
Item 6. Exhibits
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	November 30,	August 31,
	2006	2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$36,972	$48,365
Accounts receivable	133,386	124,569
Inventories:
Finished products	28,648	28,300
Work in process	42,002	31,850
Raw materials	40,415	34,840

	111,065	94,990
Other current assets	7,069	6,260
Deferred taxes	9,947	9,937

Total Current Assets	298,439	284,121
Goodwill	262,380	262,327
Other Intangible Assets	11,038	11,507
Other Assets	13,213	13,338
Property, Plant and Equipment	274,079	271,030
Less accumulated depreciation	147,182	144,000

	126,897	127,030

TOTAL ASSETS	$711,967	$698,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$62,013	$62,749
Accrued expenses	93,058	102,327
Current portion of long-term debt	4,078	744

Total Current Liabilities	159,149	165,820
Long-Term Debt—Less Current Portion	103,455	104,787
Deferred Taxes	1,742	2,320
Other Long-Term Liabilities	75,730	75,324
Minority Interest	12,204	11,693
Shareholders’ Equity
Common stock	166,105	157,518
Retained earnings	180,783	171,096
Accumulated other comprehensive income	12,799	9,765

Total Shareholders’ Equity	359,687	338,379

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$711,967	$698,323

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	November 30,
	2006	2005
Net sales	$154,433	$138,959
Cost of sales	100,570	92,217

Gross profit	53,863	46,742
SG&A expenses	39,139	41,183
Goodwill impairment charge	—	30,000
Other (income) expense	(4,439)	818

Income (loss) before interest and income taxes	19,163	(25,259)
Interest expense, net	1,540	3,523

Income (loss) before income taxes and minority interest	17,623	(28,782)
Income tax expense	6,663	687
Minority interest	347	265

Net income (loss)	$10,613	$(29,734)

Net income (loss) per share:
Basic	$0.63	$(2.02)

Diluted	$0.62	$(2.02)

Dividends per share:
Declared	$0.055	$0.055

Paid	$0.055	$0.055

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	November 30,
	2006	2005
Operating Activities:
Net income (loss)	$10,613	$(29,734)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used by operating activities:
Depreciation	3,586	4,179
Amortization	423	439
Goodwill impairment charge	—	30,000
Stock compensation expense	1,068	179
Gain on sale of facilities	(5,036)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,110)	1,502
Inventories	(14,484)	(2,514)
Accounts payable	(1,559)	(6,869)
Accrued expenses	(9,798)	(2,272)
Other	552	(317)

Net Cash and Cash Equivalents Used by Operating Activities	(21,745)	(5,407)

Investing Activities:
Capital expenditures	(2,845)	(3,687)
Proceeds from sale of facilities	6,831	—

Net Cash and Cash Equivalents Provided (Used) by Investing Activities	3,986	(3,687)

Financing Activities:
Proceeds from debt borrowings	2,000	7,630
Payments of long-term debt	(1,285)	(3,697)
Proceeds from sale of common stock	6,577	349
Dividends paid	(926)	(808)

Net Cash and Cash Equivalents Provided by Financing Activities	6,366	3,474

Decrease in Cash and Cash Equivalents	(11,393)	(5,620)
Cash and Cash Equivalents at Beginning of Period	48,365	23,043

Cash and Cash Equivalents at End of Period	$36,972	$17,423

See Notes to Consolidated Condensed Financial Statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 2006
(Unaudited)
NOTE 1—Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“we”, “our”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of November 30, 2006 and August 31, 2006, and the results of our operations and cash flows for the three month periods ended November 30, 2006 and 2005. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.
While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2006. A summary of our significant accounting policies is presented therein on page 30. There have been no material changes in the accounting policies followed by us during fiscal year 2007.
NOTE 2 — Statement of Operations Information
Unless otherwise noted the recorded costs mentioned below in this note were included on the “Other (income) expense” line of our Consolidated Condensed Statement of Operations in the period indicated.
In the first quarter of fiscal 2007 we sold our Mexico City facility that was closed as we downsized our Process Solutions’ Reactor Systems business in Mexico as part of our fiscal 2005 restructuring program. The facility was sold for $6,000,000 resulting in a gain of $5,036,000.
In the first quarter of fiscal 2007, we also incurred $597,000 of restructuring costs in our Romaco segment. These costs primarily related to employee severance that resulted from downsizing and restructuring of Romaco. We expect to incur a total of $2.0 to $3.0 million in fiscal 2007 related to the Romaco restructuring.
In the first quarter of fiscal 2006 we incurred costs of $473,000 in our Romaco segment and $345,000 in our Process Solutions segment. The Romaco segment costs primarily related to headcount reductions resulting from the combination of two operations into a single facility. The Process Solutions costs related to the sale of the lined-pipe and fitting product line which occurred on August 31, 2005. These costs were personnel and facility related costs that we incurred in connection with our obligation to provide lined-pipe and fittings manufacturing to the buyer during the first quarter of fiscal 2006.
In fiscal 2007, the severance costs were recorded and paid within the first fiscal quarter. The following is a progression of the liability for termination benefits for the first quarter of fiscal 2007:

(In thousands)
Liability as of September 1, 2006	$1,074
Payments made	(872)
Costs incurred	349
Change in estimate	—

Liability at November 30, 2006	$551

Beginning with the first quarter of fiscal 2006, we reported realigned segments. The new segment structure resulted from a significant reorganization of management, operations and reporting that occurred during the first quarter of fiscal 2006. The Fluid Management segment is comprised of the R&M Energy Systems,

Moyno and Tarby product lines. The Process Solutions segment is comprised of the Pfaudler, Tycon Technoglass, Chemineer and Edlon product lines. The Romaco segment includes the FrymaKoruma, Noack, Siebler, Macofar, Promatic, Unipac, IPM, Zanchetta and Bosspak product lines.
As a result of the segment realignment, the goodwill recorded as of August 31, 2005 was allocated to the aforementioned product lines based on their relative fair value in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). The aggregate goodwill for each new segment is the sum of the reallocated goodwill for the product lines comprising the segment. In addition, during the first quarter and subsequent to the end of the first quarter, discussions about the sale of Romaco progressed and provided additional information regarding the fair value of Romaco. After considering the fair value of the Romaco segment, management determined there was an indicator of goodwill impairment under the rules of FAS 142. Management estimated the fair value of the Romaco segment using current prices that the Company may receive in the potential disposition of all or parts of Romaco. Based on these estimates, management estimated that goodwill in the Romaco segment should be written down by $30,000,000 and a charge to earnings was recorded in the first quarter of fiscal 2006. Upon completion of an appraisal of Romaco in the third quarter of fiscal 2006, we recorded an additional impairment charge of $9,174,000 for a total of $39,174,000.
NOTE 3—Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three month period ended November 30, 2006, by operating segment, are as follows:

	Process	Fluid
	Solutions	Mgmt.	Romaco
	Segment	Segment	Segment	Total
		(In thousands)
Balance as of September 1, 2006	$145,075	$106,287	$10,965	$262,327
Translation adjustments and other	451	(735)	337	53

Balance as of November 30, 2006	$145,526	$105,552	$11,302	$262,380

Information regarding our other intangible assets is as follows:

	As of November 30, 2006			As of August 31, 2006
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
			(In thousands)
Patents and Trademarks	$10,158	$6,857	$3,301	$10,176	$6,767	$3,409
Non-compete Agreements	8,814	6,762	2,052	8,832	6,667	2,165
Financing Costs	9,185	8,001	1,184	9,195	7,783	1,412
Pension Intangible	4,361	—	4,361	4,361	—	4,361
Other	5,160	5,020	140	5,160	5,000	160

Total	$37,678	$26,640	$11,038	$37,724	$26,217	$11,507

NOTE 4—Net Income (Loss) per Share

	Three Months Ended
	November 30,
	2006	2005
	(In thousands, except per
	share amounts)
Numerator:
Basic:
Net income (loss)	$10,613	$(29,734)
Effect of dilutive securities:
Convertible debt interest	—	480

Income (Loss) attributable to diluted shares	$10,613	$(29,254)

Denominator:
Basic:
Weighted average shares	16,852	14,700
Effect of dilutive securities:
Convertible debt	—	1,778
Dilutive options	179	21

Diluted shares	17,031	16,499

Basic net income (loss) per share	$0.63	$(2.02)

Diluted net income (loss) per share	$0.62	$(2.02)

The assumed conversions to common stock of our outstanding stock options and other stock awards are excluded from the diluted income per share computations for periods in which these items, on an individual basis, have an anti-dilutive effect on diluted income per share.
NOTE 5—Product Warranties
Warranty obligations are contingent upon product failure rates, material required for the repairs and service delivery costs. We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.
Changes in our product warranty liability during the period are as follows (in thousands):

Three Months Ended
November 30, 2006
Balance at beginning of the period	$7,605
Warranties issued during the period	273
Settlements made during the period	(111)
Translation adjustment impact	208

Balance at end of the period	$7,975

NOTE 6—Long-Term Debt

November 30, 2006
(In thousands)
Senior debt:
Revolving credit loan	$—
Senior notes	100,000
Other	7,533

Total debt	107,533
Less current portion	4,078

Long-term debt	$103,455

On December 19, 2006, we amended our Bank Credit Agreement (“Agreement”). Refer to our Annual Report on Form 10-K for the year ended August 31, 2006 for a description of the former Agreement. The Agreement provides that we may borrow on a revolving credit basis up to a maximum of $150,000,000 and includes a $100,000,000 expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable at least quarterly. Indebtedness under the Agreement is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. Under the Agreement we have $150,000,000 of unused borrowing capacity. We have $20,656,000 of standby letters of credit outstanding at November 30, 2006. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors.
We have $100,000,000 of Senior Notes (“Senior Notes”) issued in two series. Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and is due May 1, 2008, and Series B in the principal amount of $30,000,000 has an interest rate of 6.84% and is due May 1, 2010. Interest is payable semi-annually on May 1 and November 1. Security for the Senior Notes is shared with our Agreement noted above.
The above agreements contain certain restrictive covenants including limitations on indebtedness, assets sales, sales and lease backs, and cash dividends and financial covenants relating to interest coverage, leverage and net worth.
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

NOTE 7 — Retirement Benefits
Retirement and other postretirement plan costs are as follows:
Pension Benefits

	Three Months Ended
	November 30,
	2006	2005
	(In thousands)
Service cost	$661	$888
Interest cost	1,907	1,854
Expected return on plan assets	(1,660)	(1,415)
Amortization of prior service cost	176	157
Amortization of unrecognized losses	418	322

Net periodic benefit cost	$1,502	$1,806

Other Postretirement Benefits

	Three Months Ended
	November 30,
	2006	2005
	(In thousands)
Service cost	$100	$87
Interest cost	348	457
Amortization of prior service cost	55	55
Amortization of unrecognized losses	197	189

Net periodic benefit cost	$700	$788

NOTE 8—Income Taxes
The effective tax rate was 37.8% for the three month period of fiscal 2007. This is lower than our estimated annual effective rate for the remainder of the year of approximately 42% due to the lower tax associated with the Mexico City land and building sale in the first quarter of fiscal 2007 and the release of certain valuation allowances in foreign jurisdictions. This estimated 42% annual effective rate is higher than the statutory rate primarily due to certain foreign losses where the tax benefit of those losses were not recognized because of uncertainty about our ability to utilize these tax losses against future taxable income.
The tax expense for the comparable three month period of fiscal 2006 was $687,000 despite a pre-tax loss due to the impact of the goodwill impairment charge for which there was no tax benefit. The effective tax rate is higher than the statutory U.S. tax rate due to certain foreign losses where the tax benefits were not recognized because of uncertainty about our ability to utilize these tax losses against future taxable income.

NOTE 9—Comprehensive Income

	Three Months Ended
	November 30,
	2006	2005
	(In thousands)
Net income (loss)	$10,613	$(29,734)
Other comprehensive income:
Foreign currency translation	2,996	(5,571)
Other	18	(345)

Comprehensive income (loss)	$13,627	$(35,650)

NOTE 10—Stock Compensation
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. In addition, we sponsor stock option and stock compensation plans for non-employee directors. Under the plans, the stock option price per share may not be less than the fair market value per share as of the date of grant. For officers and other key employees, outstanding grants become exercisable over a three-year period, while options for non-employee directors are immediately exercisable. Effective September 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payments, using the modified-prospective-transition method
Total stock compensation expense for all stock based awards for the three month periods ended November 30, 2006 and 2005, was $1,068,000 ($641,000 after tax) and $179,000 ($107,000 after tax), respectively. The 2007 expense included $450,000 ($270,000 after tax) related to accelerated vesting of certain restricted stock awards based on share price performance relative to established targets. There are no additional outstanding awards at November 30, 2006 with accelerated vesting provisions.

NOTE 11—Business Segments
We evaluate performance and allocate resources based on Income before Interest and Taxes “EBIT”. The following tables present information about our reportable business segments. The period ended November 30, 2005 includes the operations of the Hapa and Laetus product lines which were sold on March 31, 2006.

	Three Months Ended
	November 30,
	2006	2005
	(In thousands)
Unaffiliated Customer Sales
Fluid Management	$65,593	$52,456
Process Solutions	64,859	53,130
Romaco	23,981	33,373

Total	$154,433	$138,959

Income (Loss) before Interest and Taxes (EBIT)
Fluid Management	$15,209	$11,525
Process Solutions	11,513	1,909
Romaco	(2,972)	(33,650)
Corporate and eliminations	(4,587)	(5,043)

Total	$19,163	$(25,259)

NOTE 12 — New Accounting Pronouncements
In July 2006 the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. We have not yet determined the effect on the Company’s financial position or results of operations of complying with the provisions of FIN 48.
In September 2006 the Financial Accounting Standards Board issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and other postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132R” (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. An employer is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures of SFAS No. 158 as of the end of the fiscal year ending after December 15, 2006. We have not yet determined the effect on the Company’s financial position of complying with the provisions of SFAS No. 158.

Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Overview
We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the global energy, industrial, chemical and pharmaceutical markets worldwide. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. Our business consists of three market focused segments: Fluid Management, Process Solutions and Romaco.
Fluid Management. Our Fluid Management business segment designs, manufactures and markets equipment and systems used in oil and gas exploration and recovery, specialty chemical, wastewater treatment and a variety of other industrial applications. Primary brands include Moyno®, Yale®, New Era®, Tarby® and Hercules®. Our products and systems include hydraulic drilling power sections; down-hole and industrial progressing cavity pumps and related products such as grinders for applications involving the flow of viscous, abrasive and solid-laden slurries and sludge; and a broad line of ancillary equipment, such as rod guides, rod and tubing rotators, wellhead systems, pipeline closure products and valves. These products and systems are used at the wellhead and in subsurface drilling and production, along with industrial pump applications in wastewater and chemical processing.
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
Romaco Our Romaco business segment designs, manufactures and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutriceutical and cosmetic industries. Packaging applications include dosing, filling and sealing of vials, capsules, tubes, bottles and blisters, as well as customized packaging. Primary brands are Noack®, Siebler®, Promatic® and FrymaKoruma®.
The following tables present the components of our consolidated statement of operations and segment information for the three month periods of fiscal 2007 and 2006.

	Three Months Ended
	November 30,
	2006	2005
Net Sales	100.0%	100.0%
Cost of sales	65.1	66.4

Gross profit	34.9	33.6
SG&A expenses	25.3	29.6
Goodwill impairment charge	—	21.6
Other	(2.8)	0.6

EBIT	12.4%	(18.2)%

	Three Months Ended
	November 30,
	2006	2005
	(In thousands, except %’s)
Segment
Fluid Management:
Sales	$65,593	$52,456
EBIT	15,209	11,525
EBIT %	23.2%	22.0%

Process Solutions:
Sales	$64,859	$53,130
EBIT	11,513	1,909
EBIT %	17.8%	3.6%

Romaco:
Sales	$23,981	$33,373
EBIT	(2,972)	(33,650)
EBIT %	(12.4)%	(100.8)%
Impact of Goodwill Impairment and Other Charges
Unless otherwise noted the recorded costs mentioned below in this note were included on the “Other (income) expense” line of our Consolidated Condensed Statement of Operations in the period indicated.
In the first quarter of fiscal 2007, we sold our Mexico City facility that was closed as part of our Process Solutions’ fiscal 2005 restructuring program. The facility was sold for $6.0 million and resulted in a gain of $5.0 million.
In the first quarter of fiscal 2007, we also incurred $0.6 million of restructuring costs in our Romaco segment. These costs primarily related to employee severance that resulted from downsizing and restructuring. We expect to incur a total of $2.0 to $3.0 million in fiscal 2007 related to the Romaco restructuring.
In the first quarter of fiscal 2006 we incurred costs of $0.5 million in our Romaco segment and $0.3 million in our Process Solutions segment. The Romaco segment costs primarily related to headcount reductions resulting from the combination of two operations into a single facility. The Process Solutions costs related to the sale of the lined-pipe and fitting product line which occurred on August 31, 2005. These costs were personnel and facility related costs that we incurred in connection with our obligation to provide lined-pipe and fittings manufacturing to the buyer during the first quarter of fiscal 2006.
In fiscal 2007 the severance costs were recorded and paid within the first fiscal quarter, following is a progression of the liability for termination benefits for the first quarter of fiscal 2006:

(In thousands)
Liability as of September 1, 2006	$1,074
Payments made	(872)
Costs incurred	349
Change in estimate	—

Liability at November 30, 2006	$551

Beginning with the first quarter of fiscal 2006, we reported realigned segments. The new segment structure resulted from a significant reorganization of management, operations and reporting that occurred during the first quarter of fiscal 2006. The Fluid Management segment is comprised of the R&M Energy Systems, Moyno and Tarby product lines. The Process Solutions segment is comprised of the Pfaudler, Tycon Technoglass, Chemineer and Edlon product lines. The Romaco segment includes the FrymaKoruma, Noack, Siebler, Macofar, Promatic, Unipac, IPM, Zanchetta and Bosspak product lines.

As a result of the segment realignment, the goodwill recorded as of August 31, 2005 was allocated to the aforementioned product lines based on their relative fair value in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). The aggregate goodwill for each new segment is the sum of the reallocated goodwill for the product lines comprising the segment. In addition, during the first quarter and subsequent to the end of the first quarter, discussions about the sale of Romaco progressed and provided additional information regarding the fair value of Romaco. After considering the fair value of the Romaco segment, management determined there was an indicator of goodwill impairment under the rules of FAS 142. Management estimated the fair value of the Romaco segment using current prices that the Company may receive in the potential disposition of all or parts of Romaco. Based on these estimates, management estimated that goodwill in the Romaco segment should be written down by $30.0 million and a charge to earnings was recorded in the first quarter of fiscal 2006. Upon completion of an appraisal of Romaco in the third quarter of fiscal 2006, we recorded an additional impairment charge of $9.2 million for a total of $39.2 million.
Net Sales
Consolidated net sales for the first quarter of fiscal 2007 were $154.4 million, $15.4 million higher than net sales for the first quarter of fiscal 2006. Excluding fiscal 2006 sales from product lines sold in March of fiscal 2006, sales increased by approximately $26 million. Exchange rates accounted for $4.1 million of the increase in sales.
The Fluid Management segment had sales of $65.6 million in the first quarter of fiscal 2007 compared with $52.5 million in the first quarter of fiscal 2006. The 25% sales increase is from strong demand for oilfield equipment products due to high levels of oil and gas exploration and recovery activity, as well as improved demand in chemical processing and general industrial markets. Orders for this segment increased to $66.5 million in the first quarter of fiscal 2007 from $49.9 million in the first quarter of fiscal 2006.
The Process Solutions segment had sales of $64.9 million in the first quarter of fiscal 2007, compared with $53.1 million in the first quarter of fiscal 2006, an increase of 22.2%. The increase in sales is largely attributable to improved orders for original equipment in the second half of fiscal 2006 that were shipped in the first quarter of fiscal 2007. Exchange rates contributed $1.5 million to the increase in sales. Primary end markets, chemical processing and pharmaceutical, continue to improve. The segment also is benefiting from emerging applications, such as flue gas desulfurization and bio-diesel. Incoming orders in this segment were $65.1 million in the first quarter of fiscal 2007 as compared with $59.0 million in the first quarter of fiscal 2006. Ending backlog of $88.7 million is consistent with year end 2006 levels.
The Romaco segment had sales of $24.0 million in the first quarter of fiscal 2007 compared with $33.4 million in the first quarter of fiscal 2006. Excluding fiscal 2006 sales of the Hapa and Laetus product lines, which were disposed in the third quarter of fiscal 2006, sales were the same as the prior year period. Current year sales include $1.7 million of exchange rate benefit. Orders continued to show strength, increasing by approximately $3.0 million over last year’s first quarter after adjusting for the disposed product lines. The strengthening of the pharmaceutical market is reflected in higher backlog, which increased $6.3 million since the beginning of the year to $59.0 million at the end of the first quarter of fiscal 2007.
Earnings Before Interest and Income Taxes (EBIT)
The Company’s operating performance is evaluated using several measures. One of those measures, EBIT, is income before interest and income taxes and is reconciled to net income (loss) on our Consolidated Condensed Statement of Operations. We evaluate performance of our business segments and allocate resources based on EBIT. EBIT is not, however, a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income as a measure of our operating results. EBIT is not a measure of cash available for use by management.
Consolidated EBIT for the first quarter of fiscal 2007 was $19.2 million, an increase of $44.5 million from the $25.3 million loss incurred in the first quarter of fiscal 2006. The change in goodwill impairment accounts for $30.0 million of the increase, with other (income) expense representing the balance. First quarter 2007 results include other income of $5.0 million that resulted from a property sale gain, and $0.6 million of restructuring charges. First quarter 2006 results include $0.8 million of restructuring costs. The remaining increase in consolidated EBIT resulted from improved profitability in the Fluid Management segment of $3.7 million, increased EBIT in the Process Solutions segment (excluding the aforementioned gain on property sale) of $4.6 million, and lower corporate costs of $0.5 million. Lower corporate costs are primarily the result of lower audit and Sarbanes-Oxley compliance costs in the first quarter of fiscal 2007.
The Fluid Management segment had EBIT of $15.2 million in the first quarter of fiscal 2007 as compared with $11.5 million in the first quarter of fiscal 2006. The increase in EBIT is due to the sales increase described above, offset slightly by higher product development costs and product mix.
The Process Solutions segment had EBIT of $11.5 million in the first quarter of fiscal 2006 compared with $1.9 million in the first quarter of fiscal 2006, an increase of $9.6 million. The gain on the aforementioned property sale accounted for $5.0 million of this increase, while the remainder is mostly attributable to higher sales and cost savings from recent restructuring activities.
The Romaco segment had an EBIT loss of $3.0 million in the first quarter of fiscal 2007 as compared with a loss of $33.7 million in the first quarter of fiscal 2006. The goodwill impairment charge in fiscal 2006 accounts for $30.0 million of the improvement. The remaining improvement resulted from cost savings from recent restructuring activities.
Interest Expense
Net interest expense was $1.5 million in the first quarter of fiscal 2007 and $3.5 million in the same period of fiscal 2006. The decrease resulted from lower average net debt levels in the first quarter of fiscal 2007 and higher levels of short-term investing due to increased cash balances.
Income Taxes
The effective tax rate was 37.8% for the three month period of fiscal 2007. This is lower than our estimated annual effective rate for the remainder of the year of approximately 42% due to the lower tax associated with the Mexico City land and building sale in the first quarter of fiscal 2007 and the release of certain valuation allowances in foreign jurisdictions. This 42% annual effective rate is higher than the statutory rate primarily due to certain foreign losses where the tax benefit of those losses were not recognized because of uncertainty about our ability to utilize these tax losses against future taxable income.
The tax expense for the comparable three month period of fiscal 2006 was $0.7 million despite a pre-tax loss due to the impact of the goodwill impairment charge for which there was no tax benefit. The effective tax rate is higher than the statutory U.S. tax rate due to certain foreign losses where the tax benefits were not recognized because of uncertainty about our ability to utilize these tax losses against future taxable income.

Liquidity and Capital Resources
Operating Activities
In the first quarter of fiscal 2007, our cash flow used by operations was $21.7 million compared with cash flow used by operations of $5.4 million in the first quarter of fiscal 2006. The negative cash flow from operating activities in the first quarter is due to increased accounts receivable due to higher sales, increased inventory to support higher backlog, variable compensation payments, pension contributions and tax payments.
We expect our fiscal 2007 operating cash flow to be adequate to fund the fiscal year 2007 operating needs, scheduled debt service, shareholder dividend payments and planned capital expenditures of approximately $16 million.
Investing Activities
Our capital expenditures were $2.8 million in the first quarter of fiscal 2007 compared with $3.7 million in the first quarter of fiscal 2006. Our capital expenditures were primarily for new product launches, capacity expansion and replacement of older assets.
Credit Agreement
On December 19, 2006, we amended our Bank Credit Agreement (“Agreement”). Our Annual Report on Form 10-K for the year ended August 31, 2006 includes a summary of the former Agreement. The Agreement provides that we may borrow on a revolving credit basis up to a maximum of $150 million and includes a $100 million expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable at least quarterly. Indebtedness under the Agreement is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. Under the Agreement we have $150 million of unused borrowing capacity. We have $20.7 million of standby letters of credit outstanding at November 30, 2006. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors.
Following is information regarding our long-term contractual obligations and other commitments outstanding as of November 30, 2006:

	Payments Due by Period
			Two to	Four to
Long-term contractual		One year	three	five	After five
obligations	Total	or less	years	years	years
		(In thousands)
Long-term debt	$107,533	$4,078	$71,420	$31,118	$917
Capital lease obligations	—	—	—	—	—
Operating leases (1)	18,000	5,000	7,000	5,500	500
Unconditional purchase obligations	—	—	—	—	—

Total contractual cash obligations	$125,533	$9,078	$78,420	$36,618	$1,417

(1)	Operating leases are estimated as of November 30, 2006 and consist primarily of building and equipment leases.

Amount of Commitment Expiration Per Period
			Two to	Four to
Other commercial		One year	three	five	After five
commitments	Total	or less	years	years	years
(In thousands)
Lines of credit	$—	$—	$—	$—	$—
Standby letters of credit	20,656	20,656	—	—	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$20,656	$20,656	$—	$—	$—

Critical Accounting Policies
In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are straightforward. There are, however, some policies that are critical because they are important in determining the financial condition and results of operations and some may involve management judgments due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts. These policies are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Report on Form 10-K for the year ended August 31, 2006. There have been no material changes in the accounting policies followed by us during fiscal 2007.
Safe Harbor Statement
In addition to historical information, this report contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, all statements regarding the intent, belief or current expectations regarding the matters discussed or incorporated by reference in this document (including statements as to “beliefs,” “expectations,” “anticipations,” “intentions” or similar words) and all statements which are not statements of historical fact. Such forward-looking statements, together with other statements that are not historical, are based on management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in the Company’s Form 10-K, and Form 10-Q reports filed with the Securities and Exchange Commission and include, but are not limited to: a significant decline in capital expenditures in the specialty chemical and pharmaceutical industries; a major decline in oil and natural gas prices; changes in international economic and political conditions and currency fluctuations between the U.S. dollar and other currencies; the impacts of Sarbanes-Oxley section 404 procedures; work stoppages related to union negotiations; customer order cancellations; the ability of the Company to comply with the financial covenants and other provisions of its financing arrangements; the ability of the Company to realize the benefits of its restructuring program in its Romaco and Process Solutions Segments, including the receipt of cash proceeds from the sale of excess facilities; events or circumstances which result in an impairment of assets, including but not limited to, goodwill; the potential impact of U.S. and foreign legislation, government regulations, and other government action, including those relating to export and import of products and materials, and changes in the interpretation and application of such policies; the outcome of audit, compliance, administrative or investigatory reviews; and general economic conditions that can affect demand in the process industries. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by law, the Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In our normal operations we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended November 30, 2006. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2006.
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of November 30, 2006. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.
Based on this evaluation management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of November 30, 2006.
(B) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II—Other Information
Item 1A. Risk Factors
For information regarding factors that could affect the Company’s operations, financial condition and liquidity, see the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2006.
Item 6. Exhibits
a)	Exhibits — see INDEX TO EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.

DATE: January 9, 2007	BY	/s/ Christopher M. Hix

Christopher M. Hix
Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: January 9, 2007	BY	/s/ Kevin J. Brown

Kevin J. Brown
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

	4.1	Fifth Amended and Restated Credit Agreement dated December 19, 2006 among Robbins & Myers, Inc., Robbins & Myers Finance Europe B.V. the Lenders named in the amended agreement and JP Morgan Chase Bank, N.A. as Administrative Agent and Issuing Bank was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006.	(I)

(10)	MATERIAL CONTRACTS

	10.1	2004 Stock Incentive Plan, As Amended (F)

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	(F)

	31.2	Rule 13a-14(a) CFO Certification	(F)

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	(F)

	32.2	Section 1350 CFO Certification	(F)

“F”	Filed herewith

“I”	Incorporated by reference

“M”	Indicates management contracts or compensatory agreement