Form 10-Q
period 2007-02-28
ROBBINS & MYERS INC
filed 2007-04-04
CIK 84290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2007
File Number 0-288
Robbins & Myers, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1400 Kettering Tower, Dayton, Ohio	45423

(Address of Principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: (937) 222-2610
None
Former name, former address and former fiscal year if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☑
Common shares, without par value, outstanding as of February 28, 2007: 17,087,633

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	February 28,	August 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$40,051	$48,365
Accounts receivable	144,310	124,569
Inventories:
Finished products	30,160	28,300
Work in process	39,103	31,850
Raw materials	40,878	34,840

	110,141	94,990
Other current assets	7,576	6,260
Deferred taxes	10,177	9,937

Total Current Assets	312,255	284,121
Goodwill	264,295	262,327
Other Intangible Assets	10,813	11,507
Other Assets	14,477	14,381
Property, Plant and Equipment	276,086	271,030
Less accumulated depreciation	149,024	144,000

	127,062	127,030

TOTAL ASSETS	$728,902	$699,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$64,184	$62,749
Accrued expenses	102,336	102,327
Current portion of long-term debt	4,290	744

Total Current Liabilities	170,810	165,820
Long-Term Debt—Less Current Portion	103,282	104,787
Deferred Taxes	556	2,320
Other Long-Term Liabilities	75,030	75,324
Minority Interest	11,861	11,693
Shareholders’ Equity
Common stock	167,739	157,518
Retained earnings	187,606	171,096
Accumulated other comprehensive income	12,018	10,808

Total Shareholders’ Equity	367,363	339,422

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$728,902	$699,366

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Net sales	$162,498	$149,997	$316,931	$288,956
Cost of sales	107,649	100,168	208,219	192,385

Gross profit	54,849	49,829	108,712	96,571
SG&A expenses	36,866	41,195	75,582	81,939
Amortization expense	329	702	752	1,141
Goodwill impairment charge	0	0	0	30,000
Other	1,860	422	(2,579)	1,240

Income (loss) before interest and income taxes	15,794	7,510	34,957	(17,749)
Interest expense	1,345	3,676	2,885	7,199

Income (loss) before income taxes and minority interest	14,449	3,834	32,072	(24,948)
Income tax expense	6,288	1,832	12,951	2,519
Minority interest	229	800	576	1,065

Net income (loss)	$7,932	$1,202	$18,545	$(28,532)

Net income (loss) per share:
Basic	$0.47	$0.08	$1.09	$(1.94)

Diluted	$0.46	$0.08	$1.09	$(1.94)

Dividends per share:
Declared	$0.065	$0.055	$0.12	$0.11

Paid	$0.065	$0.055	$0.12	$0.11

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	February 28,
	2007	2006
Operating Activities:
Net income (loss)	$18,545	$(28,532)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used by operating activities:
Depreciation	7,425	8,049
Amortization	752	1,141
Goodwill impairment charge	0	30,000
Net gain on sale of facilities and businesses	(3,976)	(1,368)
Stock compensation expense	1,726	609
Changes in operating assets and liabilities:
Accounts receivable	(20,070)	9,651
Inventories	(14,327)	(2,995)
Accounts payable	971	(12,772)
Accrued expenses	(2,689)	(2,266)
Other	(3,702)	(4,665)

Net Cash and Cash Equivalents Used by Operating Activities	(15,345)	(3,148)

Investing Activities:
Capital expenditures, net of nominal disposals	(7,870)	(8,130)
Proceeds from sale of facilities	6,831	0

Net Cash and Cash Equivalents Used by Investing Activities	(1,039)	(8,130)

Financing Activities:
Proceeds from debt borrowings	8,470	28,035
Payments of long-term debt	(6,429)	(24,383)
Amended credit agreement fees	(432)	(506)
Proceeds from sale of common stock	7,327	1,038
Tax benefit from exercise of options	1,169	22
Dividends paid	(2,035)	(1,611)

Net Cash and Cash Equivalents Provided by Financing Activities	8,070	2,595

Decrease in Cash and Cash Equivalents	(8,314)	(8,683)
Cash and Cash Equivalents at Beginning of Period	48,365	23,043

Cash and Cash Equivalents at End of Period	$40,051	$14,360

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
February 28, 2007
(Unaudited)
NOTE 1—Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“we” “our”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of February 28, 2007 and August 31, 2006, and the results of our operations for the three and six months periods ended February 28, 2007 and February 28, 2006 and cash flows for the six month periods ended February 28, 2007 and 2006. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.
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
NOTE 2 – Statement of Operations Information
Unless otherwise noted the recorded costs mentioned below in this note were included on the “Other” line of our Consolidated Condensed Statement of Operations in the period indicated.
In the second quarter of fiscal 2007 we sold our modular pharmaceutical product line and French sales organization which was part of our Romaco segment. The sale was part of the program to restructure and simplify our Romaco business segment. We received minimal proceeds and recorded a loss on the sale of $1,060,000. Also in the second quarter, we incurred $800,000 of other costs related to the downsizing and restructuring of Romaco. As of the end of the second quarter, the restructuring of Romaco is substantially completed. Year to date restructuring costs in Romaco were $2,457,000 including the previously mentioned loss on sale.
In the first quarter of fiscal 2007 we sold our Mexico City facility for $6,000,000 and recorded a $5,036,000 gain, which is included in the year to date period. This Process Solutions segment facility was closed as part of our fiscal 2005 restructuring program.
In the second quarter and related six month period of fiscal 2006 we incurred restructuring costs of $1,430,000 and $1,903,000, respectively, in our Romaco segment and $777,000 and $1,122,000, respectively, in our Process Solutions segment. The Romaco segment costs primarily related to headcount reductions resulting from the combination of two operations into a single facility. The Process Solutions costs related to the sale of the lined-pipe and fitting product line which occurred on August 31, 2005. These costs were personnel and facility related costs that we incurred in connection with our obligation to provide lined-pipe and fittings manufacturing to the buyer during the first quarter of fiscal 2006.
In the second quarter of fiscal 2006 we recorded a $1,800,000 gain (before minority interest of 24%) in our Process Solutions segment on the sale of land and buildings in China. We moved our production operations to a newly constructed facility. We also recorded a liability of $385,000 for costs expected to be incurred when we exit a leased facility.
At August 31, 2006 we had accrued severance of $1,755,000. We paid $464,000 of that accrual in the first half of fiscal 2007 and exchange rate adjustments increased t he liability by $23,000 leaving a severance accrual of $1,314,000 at February 28, 2007. In fiscal 2007, the severance costs were recorded and paid within the respective quarter and six month periods.
On March 31, 2006, we completed the sale of two of our Romaco brands – Hapa and Laetus – for total consideration of approximately $31,000,000. We received cash proceeds of approximately $25,900,000 with the remaining purchase price paid into an escrow account. The amount paid into escrow serves as collateral for claims by the purchaser under the terms of the Asset and Share Purchase Agreement. We have not recognized the cash in escrow as an asset as of February 28, 2007. This will be recorded as an asset and additional gain, if any, when the final payment from escrow is determinable.
Beginning with the first quarter of fiscal 2006, we reported realigned segments. The new segment structure resulted from a significant reorganization of management, operations and reporting that occurred during the first quarter of fiscal 2006. The Fluid Management segment is comprised of the R&M Energy Systems, Moyno and Tarby brands. The Process Solutions segment is comprised of the Pfaudler, Tycon Technoglass, Chemineer and Edlon brands. The Romaco segment includes the FrymaKoruma, Noack, Siebler, Macofar, Promatic, Unipac, Zanchetta and Bosspak brands.
As a result of the segment realignment, the goodwill recorded as of August 31, 2005 was allocated to the new segments based on their relative fair value in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). In addition, during early fiscal 2006 discussions about the sale of Romaco progressed and provided additional information regarding the fair value of Romaco. After considering the fair value of the Romaco segment, management determined there was an indicator of goodwill impairment under the rules of FAS 142. Management estimated the fair value of the Romaco segment using current prices that the Company may receive in the potential disposition of all or parts of Romaco. Based on these estimates, management estimated that goodwill in the Romaco segment should be written down by $30,000,000 and a charge to earnings was recorded in the first quarter of fiscal 2006. Upon completion of an appraisal of Romaco in the third quarter of fiscal 2006, we recorded an additional impairment charge of $9,174,000 for a total of $39,174,000.
NOTE 3—Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six month period ended February 28, 2007, by operating segment, are as follows:

	Process	Fluid
	Solutions	Mgmt.	Romaco
	Segment	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2006	$145,075	$106,287	$10,965	$262,327
Translation adjustments and other	2,871	(1,178)	275	1,968

Balance as of February 28, 2007	$147,946	$105,109	$11,240	$264,295

Information regarding our other intangible assets is as follows:

	As of February 28, 2007			As of August 31, 2006
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and Trademarks	$10,043	$6,927	$3,116	$10,176	$6,767	$3,409
Non-compete Agreements	8,707	6,836	1,871	8,832	6,667	2,165
Financing Costs	9,536	8,171	1,365	9,195	7,783	1,412
Pension Intangible	4,361	0	4,361	4,361	0	4,361
Other	5,136	5,036	100	5,160	5,000	160

Total	$37,783	$26,970	$10,813	$37,724	$26,217	$11,507

NOTE 4—Net Income (Loss) per Share

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Basic:
Net income (loss)	$7,932	$1,202	$18,545	$(28,532)
Effect of dilutive securities:
Convertible debt interest	—	480	—	960

Income (Loss) attributable to diluted shares	$7,932	$1,682	$18,545	$(27,572)

Denominator:
Basic:
Weighted average shares	17,058	14,744	16,954	14,722
Effect of dilutive securities:
Convertible debt	0	1,778	0	1,778
Dilutive options	108	15	89	17

Diluted shares	17,166	16,537	17,043	16,517

Basic net income (loss) per share	$0.47	$0.08	$1.09	$(1.94)

Diluted net income (loss) per share	$0.46	$0.08	$1.09	$(1.94)

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

Changes in our product warranty liability during the period are as follows:

Six Months Ended
February 28, 2007
(In thousands)
Balance at beginning of the period	$7,605
Warranties on current period sales	1,192
Settlements made during the period	(964)
Translation adjustment impact	55

Balance at end of the period	$7,888

NOTE 6—Long-Term Debt

February, 28 2007
(In thousands)
Senior debt:
Revolving credit loan	$—
Senior notes	100,000
Other	7,572

Total debt	107,572
Less current portion	4,290

Long-term debt	$103,282

On December 19, 2006, we amended our Bank Credit Agreement (“Agreement”). Refer to our Annual Report on Form 10-K for the year ended August 31, 2006 for a description of the former Agreement. The Agreement provides that we may borrow on a revolving credit basis up to a maximum of $150,000,000 and includes a $100,000,000 expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable at least quarterly. Indebtedness under the Agreement is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. We have $25,534,000 of standby letters of credit outstanding at February 28, 2007. Under the Agreement we have $124,466,000 of unused borrowing capacity. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors.
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
The Agreement and Senior Notes contain certain restrictive covenants including limitations on indebtedness, assets sales, sales and lease backs, and cash dividends and financial covenants relating to interest coverage, leverage and net worth.
Our other debt primarily consists of a mortgage on a manufacturing facility and unsecured non-U.S. bank lines of credit with interest rates ranging from 4.00% to 8.00%.
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
NOTE 7 — Retirement Benefits
Retirement and other postretirement plan costs are as follows:
Pension Benefits

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Service cost	$661	$888	$1,321	$1,775
Interest cost	1,907	1,854	3,813	3,709
Expected return on plan assets	(1,660)	(1,415)	(3,320)	(2,829)
Amortization of prior service cost	176	157	352	314
Amortization of unrecognized losses	418	322	837	644

Net periodic benefit cost	$1,502	$1,806	$3,003	$3,613

Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Service cost	$100	$87	$201	$173
Interest cost	348	457	696	914
Amortization of prior service cost	55	55	110	110
Amortization of unrecognized losses	197	189	394	378

Net periodic benefit cost	$700	$788	$1,401	$1,575

NOTE 8—Income Taxes
The effective tax rate was 43.5% for the three month period and 40.4% for the six month period of fiscal 2007. The second quarter effective rate was higher than the year to date rate due to the lower tax associated with the gain on the Mexico City land and building sale in the first quarter of fiscal 2007 and due to profitability of operations in certain jurisdictions allowing for the utilization of NOLs. This rate is higher than the statutory rate primarily due to certain foreign losses where the tax benefit of those losses were not recognized because of uncertainty about our ability to utilize these tax losses against future taxable income.
The annual effective tax rate was 49.9% for the six month period of fiscal 2006 after considering the impact of the goodwill impairment charge for which there was no tax benefit. The effective tax rate was higher than the statutory U.S. tax rate due to losses in Italy and Germany where the tax benefits were not recognized because of uncertainty about our ability to utilize these tax losses against future taxable income.

NOTE 9—Comprehensive Income

	Three Months Ended		Six Months Ended
To be updated	February 28,		February 28,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income (loss)	$7,932	$1,202	$18,545	$(28,532)
Other comprehensive income (loss):
Foreign currency translation	(1,804)	2,127	1,210	(3,444)

Comprehensive income (loss)	$6,126	$3,329	$19,755	$(31,976)

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
Total stock compensation expense for all stock based awards for the six month periods ended February 28, 2007 and 2006, was $1,726,000 ($1,036,000 after tax) and $609,000 ($365,000 after tax), respectively. The 2007 expense included $450,000 ($270,000 after tax), recorded in the first quarter of fiscal 2007, related to accelerated vesting of certain restricted stock awards based on share price performance relative to established targets. There are no additional outstanding awards at February 28, 2007 with accelerated vesting provisions.

NOTE 11—Business Segments
The following tables present information about our reportable business segments.

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Unaffiliated customer sales:
Fluid Management	$68,225	$57,803	$133,818	$110,259
Process Solutions	63,010	53,904	127,869	107,034
Romaco	31,263	38,290	55,244	71,663

Total	$162,498	$149,997	$316,931	$288,956

Income (loss) before Interest and Taxes (“EBIT”)
Fluid Management	$17,216	$12,660	$32,425	$24,185
Process Solutions	4,639	1,398	16,152	3,307
Romaco	(2,300)	(2,419)	(5,272)	(36,069)
Corporate and eliminations	(3,761)	(4,129)	(8,348)	(9,172)

Total	$15,794	$7,510	$34,957	$(17,749)

NOTE 12 – New Accounting Pronouncements
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
Overview
We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the global energy, industrial, chemical and pharmaceutical markets. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. Our business consists of three market focused segments: Fluid Management, Process Solutions and Romaco.
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
The following tables present the components of our consolidated statement of operations and segment information for the three and six month periods of fiscal 2007 and 2006.

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.2	66.8	65.7	66.6

Gross profit	33.8	33.2	34.3	33.4
SG&A expenses	22.7	27.5	23.9	28.4
Amortization	0.2	0.4	0.2	0.3
Goodwill impairment charge	0.0	0.0	0.0	10.4
Other	1.2	0.3	(0.8)	0.4

EBIT	9.7%	5.0%	11.0%	(6.1)%

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
		(In thousands, except %’s)
Segment
Fluid Management:
Sales	$68,225	$57,803	$133,818	$110,259
EBIT	17,216	12,660	32,425	24,185
EBIT%	25.2%	21.9%	24.2%	21.9%

Process Solutions:
Sales	$63,010	$53,904	$127,869	$107,034
EBIT	4,639	1,398	16,152	3,307
EBIT%	7.4%	2.6%	12.6%	3.1%

Romaco:
Sales	$31,263	$38,290	$55,244	$71,663
EBIT	(2,300)	(2,419)	(5,272)	(36,069)
EBIT%	(7.4)%	(6.3)%	(9.5)%	(50.3)%
Impact of Goodwill Impairment and Other Charges
Unless otherwise noted the recorded costs mentioned below in this note were included on the “Other” line of our Consolidated Condensed Statement of Operations in the period indicated.
In the second quarter of fiscal 2007 we sold our modular pharmaceutical product line and French sales organization which was part of our Romaco segment. The sale was part of the program to restructure and simplify our Romaco business segment. We received minimal proceeds and recorded a loss on the sale of $1.1 million. Also in the second quarter, we incurred $0.8 million of other costs related to the downsizing and restructuring of Romaco. As of the end of the second quarter, the restructuring of Romaco is substantially completed. Year to date restructuring costs in Romaco were $2.5 million including the previously mentioned loss on sale.
In the first quarter of fiscal 2007 we sold our Mexico City facility for $6.0 million and recorded a $5.0 million gain, which is included in the year to date period. This Process Solutions segment facility was closed as part of our fiscal 2005 restructuring program.
In the second quarter and related six month period of fiscal 2006 we incurred restructuring costs of $1.4 million and $1.9 million, respectively, in our Romaco segment and $0.8 million and $1.1 million, respectively, in our Process Solutions segment. The Romaco segment costs primarily related to headcount reductions resulting from the combination of two operations into a single facility. The Process Solutions costs related to the sale of the lined-pipe and fitting product line which occurred on August 31, 2005. These costs were personnel and facility related costs that we incurred in connection with our obligation to provide lined-pipe and fittings manufacturing to the buyer during the first quarter of fiscal 2006.
In the second quarter of fiscal 2006 we recorded a $1.8 million gain (before minority interest of 24%) in our Process Solutions segment on the sale of land and buildings in China. We moved our production operations to a newly constructed facility. We also recorded a liability of $0.4 million for costs expected to be incurred when we exit a leased facility.
In fiscal 2007, the severance costs were recorded and paid within the respective quarter and six month periods.
On March 31, 2006, we completed the sale of two of our Romaco brands – Hapa and Laetus – for total consideration of approximately $31.0 million. We received cash proceeds of approximately $25.9 million with the remaining purchase price paid into an escrow account. The amount paid into escrow serves as collateral for claims by the purchaser under the terms of the Asset and Share Purchase Agreement. We have not recognized the cash in escrow as an asset as of February 28, 2007. This will be recorded as an asset and additional gain, if any, when the final payment from escrow is determinable.

Beginning with the first quarter of fiscal 2006, we reported realigned segments. The new segment structure resulted from a significant reorganization of management, operations and reporting that occurred during the first quarter of fiscal 2006. The Fluid Management segment is comprised of the R&M Energy Systems, Moyno and Tarby brands. The Process Solutions segment is comprised of the Pfaudler, Tycon Technoglass, Chemineer and Edlon brands. The Romaco segment includes the FrymaKoruma, Noack, Siebler, Macofar, Promatic, Unipac, Zanchetta and Bosspak brands.
As a result of the segment realignment, the goodwill recorded as of August 31, 2005 was allocated to the new segments based on their relative fair value in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). In addition, during early fiscal 2006 discussions about the sale of Romaco progressed and provided additional information regarding the fair value of Romaco. After considering the fair value of the Romaco segment, management determined there was an indicator of goodwill impairment under the rules of FAS 142. Management estimated the fair value of the Romaco segment using current prices that the Company may receive in the potential disposition of all or parts of Romaco. Based on these estimates, management estimated that goodwill in the Romaco segment should be written down by $30.0 million and a charge to earnings was recorded in the first quarter of fiscal 2006. Upon completion of an appraisal of Romaco in the third quarter of fiscal 2006, we recorded an additional impairment charge of $9.2 million for a total of $39.2 million.
Three months ended February 28, 2007
Net Sales
Consolidated net sales for the second quarter of fiscal 2007 were $162.5 million, $12.5 million higher than net sales for the second quarter of fiscal 2006. Excluding fiscal 2006 sales from brands sold in March of fiscal 2006, sales increased by approximately $23.4 million. Exchange rates accounted for $5.0 million of the increase in sales.
The Fluid Management segment had sales of $68.2 million in the second quarter of fiscal 2007 compared with $57.8 million in the second quarter of fiscal 2006. The 18% sales increase is from strong demand for oilfield equipment products due to high levels of oil and gas exploration and recovery activity, as well as improved demand in chemical processing and general industrial markets. Orders for this segment increased to $79.9 million in the second quarter of fiscal 2007 from $63.8 million in the second quarter of fiscal 2006. Ending backlog of $46.0 million is 34% higher then the prior quarter and 38% above year end 2006 levels.
The Process Solutions segment had sales of $63.0 million in the second quarter of fiscal 2007 compared with $53.9 million in the second quarter of fiscal 2006, an increase of 17%. The increase in sales is largely attributable to improved orders for original equipment over the last twelve months. Exchange rates contributed $2.5 million to the increase in sales. Primary end markets, chemical processing and pharmaceutical, continue to improve. The segment is also benefiting from emerging applications, such as flue gas desulfurization and bio-diesel. Incoming orders in this segment were $69.8 million in the second quarter of fiscal 2007 as compared with $61.0 million in the second quarter of fiscal 2006. Ending backlog of $95.5 million is 8% above both prior quarter and year end 2006 levels.
The Romaco segment had sales of $31.3 million in the second quarter of fiscal 2007 compared with $38.3 million in the second quarter of fiscal 2006. Excluding fiscal 2006 sales of disposed brands, which were disposed in the third quarter of fiscal 2006, sales were $3.9 million higher than the prior year period. Current year sales include $2.1 million of exchange rate benefit. Orders continued to show strength and increased by approximately $2.5 million over last year’s second quarter after adjusting for the disposed brands. The strengthening of the pharmaceutical market is reflected in higher backlog, which increased 4% since the prior quarter end and 16% from year end 2006 levels.

Earnings Before Interest and Income Taxes (EBIT)
The Company’s operating performance is evaluated using several measures. One of those measures, EBIT, is income (loss) before interest and income taxes and is reconciled to net income (loss) on our Consolidated Condensed Statement of Operations. We evaluate performance of our business segments and allocate resources based on EBIT. EBIT is not, however, a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income as a measure of our operating results. EBIT is not a measure of cash available for use by management.
Consolidated EBIT for the second quarter of fiscal 2007 was $15.8 million, an increase of $8.3 million from the second quarter of fiscal 2006. Second quarter 2007 results included other expense of $1.9 million resulting from restructuring charges in the Romaco segment, including $1.1 million from the loss on the sale of an unprofitable modular pharmaceutical product line and French sales organization. Other expense is $1.4 million above last year’s second quarter. Second quarter fiscal 2006 other expense included $1.8 million of restructuring costs related to the Romaco and Process Solutions segments and $0.4 million of leased property remediation costs, offset by a gain on the sale of land and building in China of $1.8 million. The remaining increase in consolidated EBIT of $9.7 million resulted primarily from improved profitability in the Fluid Management segment of $4.6 million and the Process Solutions segment (excluding the aforementioned other expense) of $4.2 million. Also, adding to the improved EBIT was slightly better profitability in the Romaco segment (excluding the aforementioned other expense) and lower corporate costs.
The Fluid Management segment had EBIT of $17.2 million in the second quarter of fiscal 2007 as compared with $12.7 million in the second quarter of fiscal 2006. The increase in EBIT is due principally to the sales increase described above.
The Process Solutions segment had EBIT of $4.6 million in the second quarter of fiscal 2007 compared with $1.4 million in the second quarter of fiscal 2006, an increase of $3.2 million. Process Solutions had a net gain of $1.0 million included in other expense in the second quarter of fiscal 2006. The net gain was composed of a $1.8 million gain from the sale of land and building in China, offset by $0.4 million of restructuring costs and $0.4 million of costs expected to be incurred when we exit a leased facility in the United Kingdom. Exclusive of the change in other expense EBIT increased by $4.2 million. Approximately $2.5 million of the increase is attributable to higher sales and the remainder due primarily to cost savings from recent restructuring activities.
The Romaco segment had an EBIT loss of $2.3 million in the second quarter of fiscal 2007 and $2.4 million in fiscal 2006. Other expense consisting of restructuring costs, including a loss on sale of a product line, was $1.9 million compared with $1.4 million in the prior year period. Excluding the impact of higher other expense, EBIT was $0.6 million better than the prior year period. This increase is attributable to higher sales with the lost profit from the disposed brands offset by cost savings from recent restructuring activities.
Interest Expense
Net interest expense was $1.3 million in the second quarter of fiscal 2007 and $3.7 million in the same period of fiscal 2006. The decrease resulted from lower average net debt levels in the second quarter of fiscal 2007 and higher levels of interest income from increased cash balances.
Income Taxes
The effective tax rate was 43.5% for the second quarter of fiscal 2007. This is lower than the 48.8% rate in the second quarter of the prior year due to the impact of losses in countries where the tax benefit of those losses were not recognized because of the uncertainty about our ability to utilize those losses against future taxable income was less in the current year period.

Six months ended February 28, 2007
Net Sales
Consolidated net sales for the first half of fiscal 2007 were $316.9 million, $28.0 million higher than net sales for the first half of fiscal 2006. Excluding fiscal 2006 sales from brands sold in March of fiscal 2006, sales increased by approximately $48.4 million. Exchange rates accounted for $8.6 million of the increase in sales.
The Fluid Management segment had sales of $133.8 million in the first half of fiscal 2007 compared with $110.3 million in the first half of fiscal 2006. The 21% sales increase is from strong demand for oilfield equipment products due to high levels of oil and gas exploration and recovery activity, as well as improved demand in chemical processing and general industrial markets. Orders for this segment increased to $146.5 million in the first half of fiscal 2007 from $113.7 million in the same period of fiscal 2006.
The Process Solutions segment had sales of $127.9 million in the first half of fiscal 2007 compared with $107.0 million in the same period of fiscal 2006, an increase of 20%. The increase in sales is largely attributable to improved orders for original equipment over the last twelve months. Exchange rates contributed $4.1 million to the increase in sales. Primary end markets, chemical processing and pharmaceutical, continue to show strength. The segment is also benefiting from emerging applications, such as flue gas desulfurization and bio-diesel. Incoming orders in this segment were $135.0 million in the first half of fiscal 2007 as compared with $120.0 million in the same period of fiscal 2006.
The Romaco segment had sales of $55.2 million in the first half of fiscal 2007 compared with $71.7 million in the same period of fiscal 2006. Excluding fiscal 2006 sales of disposed brands, sales were $4.1 million higher than the prior year period. Current year sales include $3.2 million of exchange rate benefit. Orders continued to show strength, increasing by approximately $5.7 million over last year’s first half after adjusting for the disposed brands.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the first half of fiscal 2007 was $35.0 million, an increase of $52.7 million from the same period of the prior year. The change in goodwill impairment charge and other expense accounted for $33.8 million of this increase in EBIT. First half 2007 EBIT included net other income of $2.6 million resulting from a $5.0 million property sale gain, partly offset by restructuring costs in the Romaco segment of $2.4 million (which included a $1.1 million loss on the sale of an unprofitable modular pharmaceutical product line and French sales organization.) Consolidated EBIT for the first half of fiscal 2006 included a $30.0 million non-cash goodwill impairment charge and net other expense of $1.2 million, including $2.6 million of costs related to the restructuring of our Process Solutions and Romaco segments, $0.4 million in lease remediation costs and a gain of $1.8 million on the sale of land and buildings in China. The remaining increase in consolidated EBIT of $18.9 million resulted primarily from improved profitability in the Fluid Management segment of $8.2 million and the Process Solutions segment (excluding the aforementioned other expense) of $8.5 million. Also, adding to the improved EBIT was slightly better profitability in the Romaco segment (excluding the aforementioned goodwill impairment and other expense) and lower corporate costs.
The Fluid Management segment had EBIT of $32.4 million in the first half of fiscal 2007 compared with $24.2 million in the first half of fiscal 2006. The increase in EBIT is due to the increase in sales volumes described above.
The Process Solutions segment had EBIT of $16.2 million in the first half of fiscal 2007 compared with $3.3 million in the same period of fiscal 2006. Process Solutions had a gain on the sale of land and building in Mexico of $5.0 million in the first half of fiscal 2007. In the first half of fiscal 2006 Process Solutions had $0.7 million of other income, consisting of a gain on the sale of land and building in China of $1.8 million, offset by $0.4 million of restructuring costs and $0.4 million of costs expected to be incurred when we exit a leased facility in the United Kingdom. Exclusive of the change in other expense EBIT increased by $8.5 million. Approximately $6.5 million of the increase is attributable to higher sales and the remainder due to cost savings from recent restructuring activities.

The Romaco segment had an EBIT loss of $5.3 million in the first half of fiscal 2007, compared to an EBIT loss of $36.1 million for the comparable period of fiscal 2006. Other expense consisting of restructuring costs, including a loss on sale of a product line, was $2.5 million in fiscal 2007 compared to a combined goodwill impairment charge and other expense of $31.9 million in the prior year period. Excluding the impact of lower goodwill impairment and other expense, EBIT was $1.4 million better than the prior year period. This increase is attributable to higher sales with the lost profit from the disposed brands offset by cost savings from restructuring activities.
Interest Expense
Net interest expense was $2.9 million in the first half of fiscal 2007 and $7.2 million in the same period of fiscal 2006. The decrease resulted from lower average net debt levels in fiscal 2007 and higher levels of interest income from increased cash balances.
Income Taxes
The effective tax rate was 40.4% for the first half of fiscal 2007. This is lower than our estimated annual effective rate for the remainder of the year of approximately 42% due to the lower tax associated with the Mexico City land and building sale in the first quarter of fiscal 2007 and the release of certain valuation allowances in foreign jurisdictions. This 42% annual effective rate is higher than the statutory rate primarily due to certain foreign losses where the tax benefit of those losses were not recognized because of uncertainty about our ability to utilize these tax losses against future taxable income.
The tax expense for the comparable period of fiscal 2006 was $2.5 million despite a pre-tax loss due to the impact of the goodwill impairment charge for which there was no tax benefit. The effective tax rate exclusive of the goodwill impairment charge is higher than the statutory U.S. tax rate due to certain foreign losses where the tax benefits were not recognized because of uncertainty about our ability to utilize these tax losses against future taxable income.
Liquidity and Capital Resources
Operating Activities
In the first half of fiscal 2007, our cash flow used by operations was $14.2 million compared with cash flow used by operations of $3.1 million in the first half of fiscal 2006. The negative cash flow from operating activities in the first half of 2007 is due to accounts receivable and inventory purchases to support higher sales and order backlog, semi-annual interest payments and pension contributions.
We expect our fiscal 2007 operating cash flow to be adequate to fund the fiscal year 2007 operating needs, scheduled debt service, shareholder dividend requirements and planned capital expenditures of approximately $20.0 million. Our planned capital expenditures are related to information system upgrades, support of new products, cost reductions, replacement items and capacity expansion in Fluid Management.
Investing Activities
Our capital expenditures were $7.9 million in the first half of fiscal 2007 compared with $8.1 million in the first half of fiscal 2006. The majority of our capital expenditures in fiscal 2007 were for replacements of equipment, capacity expansion in Fluid Management, information technology. Our planned capital expenditures are related to information system upgrades, support of new products, cost reductions, replacement items and capacity expansion in Fluid Management.
Credit Agreement
On December 19, 2006, we amended our Bank Credit Agreement (“Agreement”). Our Annual Report on Form 10-K for the year ended August 31, 2006 includes a summary of the former Agreement. The Agreement provides that we may borrow on a revolving credit basis up to a maximum of $150 million and includes a $100 million expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable at least quarterly. Indebtedness under the Agreement is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. We have $25.5 million of standby letters of credit outstanding at February 28, 2007. Under the Agreement we have $124.5 million of unused borrowing capacity. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors.
Following is information regarding our long-term contractual obligations and other commitments outstanding as of February 28, 2007:

	Payments Due by Period
			Two to
Long-term contractual		One year	three	Four to	After five
obligations	Total	or less	years	five years	years
	(In thousands)
Long-term debt	$107,572	$4,290	$71,400	$31,100	$782
Capital lease obligations	0	0	0	0	0
Operating leases (1)	18,000	5,000	7,000	5,500	500
Unconditional purchase obligations	0	0	0	0	0

Total contractual cash obligations	$125,572	$9,290	$78,400	$36,600	$1,282

(1)	Operating leases are estimated as of February 28, 2007 and consist primarily of building and equipment leases.

	Amount of Commitment Expiration Per Period
			Two to
Other commercial		One year	three	Four to	After five
commitments	Total	or less	years	five years	years
	(In thousands)
Lines of credit	$0	$0	$0	$0	$0
Standby letters of credit	25,534	25,534	0	0	0
Guarantees	0	0	0	0	0
Standby repurchase obligations	0	0	0	0	0
Other commercial commitments	0	0	0	0	0

Total commercial commitments	$18,407	$18,407	$0	$0	$0

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In our normal operations, we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended February 28, 2007. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2006.
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of February 28, 2007. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.
Based on this evaluation management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of February 28, 2007.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s repurchases of its common shares during the quarter ended February 28, 2007 is as follows:

Maximum Number (or
Approximate Dollar
	Total		Total Number of	Value) of Shares that
	Number		Shares Purchased as	Must
	of Shares	Average Price	Part of Publicly	Yet Be Purchased
	Purchased	Paid per	Announced Plans or	Under
Period	(a)	Share	Programs	the Plans or Programs
December 2006	12,104	$44.61	—	—
January 2007	—	—	—	—
February 2007	—	—	—	—

Total	12,104	$44.61	—	—

(a)	During the second quarter of 2007, the Company purchased 12,104 of its common shares in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.
Item 4. Submission of Matters to a Vote of Security Holders.
a)	The Annual Meeting of Shareholders of Robbins & Myers, Inc. was held on January 10, 2007.

b)	Our Board of Directors is divided into two classes, with one class of directors elected at each annual meeting of shareholders. At the Annual Meeting on January 10, 2007 the following persons were elected directors of Robbins & Myers, Inc. for a term of office expiring at the annual meeting of shareholders to be held in 2008: Daniel W. Duval, Thomas P. Loftis and Dale L. Medford. The other directors whose terms of office continued after the Annual Meeting are: David T. Gibbons, William D. Manning, Stephen F. Kirk and Peter C. Wallace.

c)	At the Annual Meeting on January 10, 2007, four items were voted on by shareholders, namely:
1)	The election of directors in which, as noted above, Messrs. Duval, Loftis and Medford were elected:

	Votes For	Votes Withheld
Daniel W. Duval	11,318,661	4,587,873
Thomas P. Loftis	15,341,696	564,838
Dale L. Medford	15,573,377	333,157
2)	Re-approval of the Senior Executive Annual Cash Bonus Plan was approved with 15,079,661 votes cast for approval, 94,224 against approval and 732,646 abstentions.

3)	Adoption of Amendment to Company’s Regulations to opt out of the Ohio Control Share Acquisition Statute was approves with 13,849,153 votes cast for approval, 45,988 against approval and 42,626 abstentions.

4)	Appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending August 31, 2007 was approved with 15,804,303 votes cast for approval, 99,746 against approval and 2,485 abstentions.
Item 6. Exhibits
a)	Exhibits – see INDEX TO EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.
DATE: April 4, 2007	BY	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: April 4, 2007	BY	/s/ Kevin J. Brown
Kevin J. Brown
Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

(3) ARTICLES OF INCORPORATION AND BYLAWS

3.1 Code of Regulations of Robbins & Myers, Inc. as amended by shareholders of the Company on January 10, 2007 to include new Article IX	(F	)

(31) RULE 13A-14(A) CERTIFICATIONS

31.1 Rule 13a-14(a) CEO Certification	(F	)

31.2 Rule 13a-14(a) CFO Certification	(F	)

(32) SECTION 1350 CERTIFICATIONS

32.1 Section 1350 CEO Certification	(F	)

32.2 Section 1350 CFO Certification	(F	)

“F”	Filed herewith

“I”	Incorporated by reference

“M”	Indicates management contracts or compensatory agreement