Form 10-Q
period 2007-05-31
ROBBINS & MYERS INC
filed 2007-06-29
CIK 84290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2007	File Number 0-288
Robbins & Myers, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Kettering Tower, Dayton, Ohio	45423

(Address of Principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☑
Common shares, without par value, outstanding as of May 31, 2007: 17,101,608

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	May 31,	August 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$62,459	$48,365
Accounts receivable	139,963	124,569
Inventories:
Finished products	30,232	28,300
Work in process	40,967	31,850
Raw materials	37,987	34,840

	109,186	94,990
Other current assets	7,606	6,260
Deferred taxes	10,274	9,937

Total Current Assets	329,488	284,121
Goodwill	270,654	262,327
Other Intangible Assets	11,143	11,507
Other Assets	13,066	14,381
Property, Plant and Equipment	279,441	271,030
Less accumulated depreciation	150,539	144,000

	128,902	127,030

TOTAL ASSETS	$753,253	$699,366

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$58,351	$62,749
Accrued expenses	109,461	102,327
Current portion of long-term debt	73,660	744

Total Current Liabilities	241,472	165,820
Long-Term Debt—Less Current Portion	30,000	104,787
Deferred Taxes	423	2,320
Other Long-Term Liabilities	76,558	75,324
Minority Interest	11,970	11,693
Shareholders’ Equity
Common stock	169,388	157,518
Retained earnings	199,747	171,096
Accumulated other comprehensive income	23,695	10,808

Total Shareholders’ Equity	392,830	339,422

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$753,253	$699,366

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Net sales	$171,428	$153,243	$488,359	$442,199
Cost of sales	110,013	100,438	318,232	292,823

Gross profit	61,415	52,805	170,127	149,376
SG&A expenses	37,628	40,779	113,210	122,718
Amortization expense	366	625	1,118	1,766
Goodwill impairment charge	0	9,174	0	39,174
Other	421	(3,947)	(2,158)	(2,707)

Income (loss) before interest and income taxes	23,000	6,174	57,957	(11,575)
Interest expense	1,465	3,125	4,350	10,324

Income (loss) before income taxes and minority interest	21,535	3,049	53,607	(21,899)
Income tax expense	7,952	2,846	20,903	5,365
Minority interest	335	278	911	1,343

Net income (loss)	$13,248	$(75)	$31,793	$(28,607)

Net income (loss) per share:
Basic	$0.78	$(0.01)	$1.87	$(1.94)

Diluted	$0.77	$(0.01)	$1.86	$(1.94)

Dividends per share:
Declared	$0.065	$0.055	$0.185	$0.165

Paid	$0.065	$0.055	$0.185	$0.165

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	May 31,
	2007	2006
Operating Activities:
Net income (loss)	$31,793	$(28,607)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation	11,042	12,069
Amortization	1,118	1,766
Goodwill impairment charge	0	39,174
Net gain on sales of facilities and brands	(3,976)	(7,247)
Stock compensation expense	2,315	1,067
Changes in operating assets and liabilities:
Accounts receivable	(17,284)	15,248
Inventories	(13,992)	(7,962)
Accounts payable	(4,032)	(14,090)
Accrued expenses	7,948	(6,479)
Other	(4,903)	553

Net Cash and Cash Equivalents Provided by Operating Activities	10,029	5,492

Investing Activities:
Capital expenditures, net of nominal disposals	(11,427)	(11,005)
Proceeds from sales of facilities and brands	11,382	27,833

Net Cash and Cash Equivalents (Used) Provided by Investing Activities	(45)	16,828

Financing Activities:
Proceeds from debt borrowings	14,439	34,538
Payments of long-term debt	(16,310)	(62,425)
Amended credit agreement fees	(432)	(526)
Proceeds from sale of common stock, 32,190 shares	8,254	1,810
Tax benefit from exercise of options	1,302	53
Dividends paid	(3,143)	(2,434)

Net Cash and Cash Equivalents Provided (Used) by Financing Activities	4,110	(28,984)

Increase (Decrease) in Cash and Cash Equivalents	14,094	(6,664)
Cash and Cash Equivalents at Beginning of Period	48,365	23,043

Cash and Cash Equivalents at End of Period	$62,459	$16,379

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 2007
(Unaudited)
NOTE 1—Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“we” “our”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of May 31, 2007 and August 31, 2006, and the results of our operations for the three and nine months periods ended May 31, 2007 and May 31, 2006 and cash flows for the nine month periods ended May 31, 2007 and 2006. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.
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
In the third quarter of fiscal 2007 we sold our Zanchetta product line which manufactures equipment for handling and granulation of pharmaceutical powders which was part of our Romaco segment. Total sale consideration was $2,050,000, which approximated the net book value, resulting in no gain or loss.
Earlier in fiscal 2007, prior to the third quarter, we sold our modular pharmaceutical product line and French sales organization which was part of our Romaco segment. The sale was part of the program to restructure and simplify our Romaco business segment. We received minimal proceeds and recorded a loss on the sale of $1,060,000, which is included in Other in the year to date period. Third quarter 2007 and year to date restructuring costs in Romaco were $421,000 and $2,878,000, respectively, including the loss from the previously mentioned brand dispositions. As of the end of the third quarter of fiscal 2007 the restructuring of Romaco was substantially completed.
Earlier in fiscal 2007, prior to the third quarter, we also sold our Mexico City facility for $6,000,000 and recorded a $5,036,000 gain, which is included in Other in the year to date period.
In the third quarter and related nine month period of fiscal 2006, we incurred restructuring costs of $60,000 and $1,963,000, respectively, in our Romaco segment and $3,516,000 and $4,653,000, respectively, in our Process Solutions segment. The Romaco segment costs primarily related to headcount reductions resulting from the combination of two operations into a single facility. The Process Solutions segment costs related to the sale of the lined-pipe and fitting product line which occurred on August 31, 2005 and the downsizing of our manufacturing operations in Italy to shift production to other underutilized facilities. These costs were personnel and facility related costs that we incurred in connection with our obligation to provide lined-pipe and fittings manufacturing to the buyer during the first quarter of fiscal 2006 and severance costs related to the downsizing in Italy.
Earlier in fiscal 2006, prior to the third quarter, we recorded a $1,800,000 gain (before minority interest of 24%) in our Process Solutions segment on the sale of land and buildings in China. We moved our production operations to a newly constructed facility. These amounts are included in the year to date period.

At August 31, 2006 we had accrued severance of $1,755,000. We paid $964,000 of that accrual in the first nine months of fiscal 2007 and exchange rate adjustments increased the liability by $37,000 leaving a severance accrual of $828,000 at May 31, 2007. In fiscal 2007, severance costs incurred were paid within the respective quarter and nine month periods.
On March 31, 2006, we completed the sale of two of our Romaco brands – Hapa and Laetus – for total consideration of approximately $31,000,000. The sale generated a pre-tax gain of $7,523,000 ($6,396,000 after tax gain, or $0.43 per diluted share) in the third quarter of fiscal 2006. We received cash proceeds of approximately $25,900,000 with the remaining purchase price paid into an escrow account to serve as collateral for claims by the purchaser under the terms of the Asset and Share Purchase Agreement. We have not recognized any additional gain for the cash paid into escrow as of May 31, 2007. An additional gain or loss may be recorded when adjustments to the final purchase price are determined.
Beginning with the first quarter of fiscal 2006, we reported realigned segments. The new segment structure resulted from a significant reorganization of management, operations and reporting that occurred during the first quarter of fiscal 2006. The Fluid Management segment is comprised primarily of the R&M Energy Systems, Moyno and Tarby brands. The Process Solutions segment is comprised primarily of the Pfaudler, Tycon Technoglass, Chemineer and Edlon brands. The Romaco segment includes the FrymaKoruma, Noack, Siebler, Macofar, Promatic, Unipac and Bosspak brands.
As a result of the segment realignment, the goodwill recorded as of August 31, 2005 was allocated to the new segments based on their relative fair value in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). In addition, during early fiscal 2006 discussions about the sale of Romaco progressed and provided additional information regarding the fair value of Romaco. After considering the fair value of the Romaco segment, management determined there was an indicator of goodwill impairment under the rules of FAS 142. Management estimated the fair value of the Romaco segment using current prices that the Company might have received in the potential disposition of all or parts of Romaco. Based on these estimates, management estimated that goodwill in the Romaco segment should be written down by $30,000,000 and a charge to earnings was recorded in the first quarter of fiscal 2006. Upon completion of an appraisal of Romaco in the third quarter of fiscal 2006, we recorded an additional impairment charge of $9,174,000 for a total of $39,174,000.
NOTE 3—Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine month period ended May 31, 2007, by operating segment, are as follows:

	Process	Fluid
	Solutions	Mgmt.	Romaco
	Segment	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2006	$145,075	$106,287	$10,965	$262,327
Zanchetta product line disposition	0	0	(250)	(250)
Translation adjustments and other	7,024	1,047	506	8,577

Balance as of May 31, 2007	$152,099	$107,334	$11,221	$270,654

Information regarding our other intangible assets is as follows:

	As of May 31, 2007			As of August 31, 2006
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and Trademarks	$10,534	$7,005	$3,529	$10,176	$6,767	$3,409
Non-compete Agreements	8,871	6,918	1,953	8,832	6,667	2,165
Financing Costs	9,554	8,360	1,194	9,195	7,783	1,412
Pension Intangible	4,361	0	4,361	4,361	0	4,361
Other	5,159	5,053	106	5,160	5,000	160

Total	$38,479	$27,336	$11,143	$37,724	$26,217	$11,507

NOTE 4—Net Income (Loss) per Share

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Basic:
Net income (loss)	$13,248	$(75)	$31,793	$(28,607)
Effect of dilutive securities:
Convertible debt interest	0	480	0	1,440

Income (Loss) attributable to diluted shares	$13,248	$405	$31,793	$(27,167)

Denominator:
Basic:
Weighted average shares	17,085	14,784	16,993	14,743
Effect of dilutive securities:
Convertible debt	0	1,778	0	1,778
Dilutive options	120	30	110	20

Diluted shares	17,205	16,592	17,103	16,541

Basic net income (loss) per share	$0.78	$(0.01)	$1.87	$(1.94)

Diluted net income (loss) per share	$0.77	$(0.01)	$1.86	$(1.94)

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

Changes in our product warranty liability during the period are as follows:

Nine Months Ended
May 31, 2007
(In thousands)
Balance at beginning of the period	$7,605
Warranties on current period sales	1,651
Settlements made during the period	(1,362)
Impact of dispositions	(91)
Translation adjustment impact	93

Balance at end of the period	$7,896

NOTE 6—Long-Term Debt

May 31, 2007
(In thousands)
Senior debt:
Revolving credit loan	$—
Senior notes	100,000
Other	3,660

Total debt	103,660
Less current portion	73,660

Long-term debt	$30,000

On December 19, 2006, we amended our Bank Credit Agreement (“Agreement”). Refer to our Annual Report on Form 10-K for the year ended August 31, 2006 for a description of the former Agreement. The Agreement provides that we may borrow on a revolving credit basis up to a maximum of $150,000,000 and includes a $100,000,000 expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable at least quarterly. Indebtedness under the Agreement is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. We have $31,527,000 of standby letters of credit outstanding at May 31, 2007. Under the Agreement we have $118,473,000 of unused borrowing capacity. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors.
We have $100,000,000 of Senior Notes (“Senior Notes”) issued in two series. Series A in the principal amount of $70,000,000 has an interest rate of 6.76% and is due May 1, 2008, and Series B in the principal amount of $30,000,000 has an interest rate of 6.84% and is due May 1, 2010. Interest is payable semi-annually on May 1 and November 1. Security for the Senior Notes is shared with our Agreement noted above. Based upon the due date of May 1, 2008 the Series A Notes are classified as a current liability, although we currently have the ability to refinance these Notes with our Bank Credit Agreement.
The Agreement and Senior Notes contain certain restrictive covenants including limitations on indebtedness, asset sales, sales and lease backs, and cash dividends and financial covenants relating to interest coverage, leverage and net worth.
Our other debt primarily consists of unsecured non-U.S. bank lines of credit with interest rates.
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
NOTE 7 — Retirement Benefits
Retirement and other postretirement plan costs are as follows:
Pension Benefits

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Service cost	$144	$588	$1,466	$2,363
Interest cost	2,516	1,854	6,330	5,563
Expected return on plan assets	(2,094)	(1,415)	(5,414)	(4,244)
Amortization of prior service cost	108	157	460	471
Amortization of unrecognized losses	249	322	1,085	966

Net periodic benefit cost	$923	$1,506	$3,927	$5,119

Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Service cost	$42	$87	$242	$260
Interest cost	314	457	1,010	1,370
Amortization of prior service cost	15	55	125	165
Amortization of unrecognized losses	55	189	449	567

Net periodic benefit cost	$426	$788	$1,826	$2,362

NOTE 8—Income Taxes
The effective tax rate was 36.9% for the three month period and 39.0% for the nine month period of fiscal 2007. The third quarter effective rate was lower than the year to date rate due to profitability of operations in certain jurisdictions allowing for the utilization of net operating losses for which we had valuation allowances recorded. The year to date rate is higher than the statutory rate primarily due to certain foreign losses where the tax benefit of those losses were not recognized because of uncertainty about our ability to utilize these tax losses against future taxable income.
The annual effective tax rate was 31.1% for the nine month period of fiscal 2006 after considering the impact of the goodwill impairment charge for which there was no tax benefit. The effective tax rate was lower than the statutory U.S. tax rate due the pre-tax gain on the sale of the Hapa and Laetus brands of $7,523,000 for which the effective rate was 15%. There were also losses in Italy and Germany where the tax benefits were not recognized because of uncertainty about our ability to utilize these tax losses against future taxable income.

NOTE 9—Comprehensive Income

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income (loss)	$13,248	$(75)	$31,793	$(28,607)
Other comprehensive income (loss):
Foreign currency translation	11,587	13,705	12,887	10,261

Comprehensive income (loss)	$24,835	$13,630	$44,680	$(18,346)

NOTE 10—Stock Compensation
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. In addition, we sponsor stock option and stock compensation plans for non-employee directors. Under the plans, the stock option price per share may not be less than the fair market value per share as of the date of grant. Outstanding grants become exercisable over a three-year period. Effective September 1, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payments, using the modified-prospective-transition method.
Total stock compensation expense for all stock based awards for the nine month periods ended May 31, 2007 and 2006, was $2,315,000 ($1,389,000 after tax) and $1,067,000 ($640,000 after tax), respectively. The 2007 expense included $450,000 ($270,000 after tax), recorded in the first quarter of fiscal 2007, related to accelerated vesting of certain restricted stock awards based on share price performance relative to established targets. There are no additional outstanding awards at May 31, 2007 with accelerated vesting provisions.

NOTE 11—Business Segments
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
The following tables present information about our reportable business segments.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Unaffiliated customer sales:
Fluid Management	$74,418	$61,675	$208,236	$171,934
Process Solutions	66,442	57,138	194,311	164,172
Romaco	30,568	34,430	85,812	106,093

Total	$171,428	$153,243	$488,359	$442,199

Income (loss) before Interest and Taxes (“EBIT”)
Fluid Management	$20,585	$12,701	$53,010	$36,886
Process Solutions	5,261	(617)	21,413	2,690
Romaco	1,163	(1,388)	(4,109)	(37,457)
Corporate and eliminations	(4,009)	(4,522)	(12,357)	(13,694)

Total	$23,000	$6,174	$57,957	$(11,575)

NOTE 12 – New Accounting Pronouncements
In July 2006 the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. We are in the process of determining the impact on the Company’s financial position and results of operations of complying with the provisions of FIN 48.
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
The following tables present the components of our consolidated statement of operations and segment information for the three and nine month periods of fiscal 2007 and 2006.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.2	65.5	65.2	66.2

Gross profit	35.8	34.5	34.8	33.8
SG&A expenses	22.0	26.6	23.1	27.7
Amortization	0.2	0.4	0.2	0.4
Goodwill impairment charge	0.0	6.0	0.0	8.9
Other	0.2	(2.5)	(0.4)	(0.6)

EBIT	13.4%	4.0%	11.9%	(2.6)%

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
	(In thousands, except %’s)
Segment
Fluid Management:
Sales	$74,418	$61,675	$208,236	$171,934
EBIT	20,585	12,701	53,010	36,886
EBIT %	27.7%	20.6%	25.5%	21.5%

Process Solutions:
Sales	$66,442	$57,138	$194,311	$164,172
EBIT	5,261	(617)	21,413	2,690
EBIT %	7.9%	(1.1)%	11.0%	1.6%

Romaco:
Sales	$30,568	$34,430	$85,812	$106,093
EBIT	1,163	(1,388)	(4,109)	(37,457)
EBIT %	3.8%	(4.0)%	(4.8)%	(35.3)%
Impact of Goodwill Impairment and Other Charges
Unless otherwise noted the recorded costs mentioned below in this section were included on the “Other” line of our Consolidated Condensed Statement of Operations in the period indicated.
In the third quarter of fiscal 2007 we sold our Zanchetta product line which manufactures equipment for handling and granulation of pharmaceutical powders which was part of our Romaco segment. Total sale consideration was $2.1 million, which approximated the net book value, resulting in no gain or loss.
Earlier in fiscal 2007, prior to the third quarter, we sold our modular pharmaceutical product line and French sales organization which was part of our Romaco segment. The sale was part of the program to restructure and simplify our Romaco business segment. We received minimal proceeds and recorded a loss on the sale of $1.1 million, which is included in the year to date period. As of the end of the third quarter of fiscal 2007 the restructuring of Romaco was substantially completed. Third quarter 2007 and year to date restructuring costs in Romaco were $0.4 million and $2.9 million, respectively, including the loss from the previously mentioned product line dispositions. As of the end of the third quarter of fiscal 2007 the restructuring of Romaco was substantially completed.
Earlier in fiscal 2007, prior to the third quarter, we also sold our Mexico City facility for $6.0 million and recorded a $5.0 million gain, which is included in the year to date period.
In the third quarter and related nine month period of fiscal 2006, we incurred restructuring costs of $0.1 million and $2.0 million, respectively, in our Romaco segment and $3.5 million and $4.7 million, respectively, in our Process Solutions segment. The Romaco segment costs primarily related to headcount reductions resulting from the combination of two operations into a single facility. The Process Solutions costs related to the sale of the lined-pipe and fitting product line which occurred on August 31, 2005 and the downsizing of our manufacturing operations in Italy and shifting production to other facilities. These costs were personnel and facility related costs that we incurred in connection with our obligation to provide lined-pipe and fittings manufacturing to the buyer during the first quarter of fiscal 2006 and severance costs related to the downsizing in Italy.
Earlier in fiscal 2006, prior to the third quarter, we recorded a $1.8 million gain (before minority interest of 24%) in our Process Solutions segment on the sale of land and buildings in China. We moved our production operations to a newly constructed facility. These amounts are included in the year to date period.
At August 31, 2006 we had accrued severance of $1.8 million. We paid $1.0 million of that accrual in the first nine months of fiscal 2007 leaving a severance accrual of $0.8 million at May 31, 2007. In fiscal 2007, severance costs incurred were paid within the respective quarter and nine month periods.

On March 31, 2006, we completed the sale of two of our Romaco brands – Hapa and Laetus – for total consideration of approximately $31.0 million. The sale generated a pre-tax gain of $7.5 million ($6.4 million after tax gain, or $0.43 per diluted share) in the third quarter of fiscal 2006. We received cash proceeds of approximately $25.9 million with the remaining purchase price paid into an escrow account to serve as collateral for claims by the purchaser under the terms of the Asset and Share Purchase Agreement. We have not recognized any additional gain for the cash paid into escrow as of May 31, 2007. An additional gain or loss may be recorded when adjustments to the final purchase price are determined.
Beginning with the first quarter of fiscal 2006, we reported realigned segments. The new segment structure resulted from a significant reorganization of management, operations and reporting that occurred during the first quarter of fiscal 2006. The Fluid Management segment is comprised primarily of the R&M Energy Systems, Moyno and Tarby brands. The Process Solutions segment is comprised primarily of the Pfaudler, Tycon Technoglass, Chemineer and Edlon brands. The Romaco segment includes the FrymaKoruma, Noack, Siebler, Macofar, Promatic, Unipac and Bosspak brands.
As a result of the segment realignment, the goodwill recorded as of August 31, 2005 was allocated to the new segments based on their relative fair value in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). In addition, during early fiscal 2006 discussions about the sale of Romaco progressed and provided additional information regarding the fair value of Romaco. After considering the fair value of the Romaco segment, management determined there was an indicator of goodwill impairment under the rules of FAS 142. Management estimated the fair value of the Romaco segment using current prices that the Company might have received in the potential disposition of all or parts of Romaco. Based on these estimates, management estimated that goodwill in the Romaco segment should be written down by $30.0 million and a charge to earnings was recorded in the first quarter of fiscal 2006. Upon completion of an appraisal of Romaco in the third quarter of fiscal 2006, we recorded an additional impairment charge of $9.2 million for a total of $39.2 million.
Three months ended May 31, 2007
Net Sales
Consolidated net sales for the third quarter of fiscal 2007 were $171.4 million, $18.2 million higher than net sales for the third quarter of fiscal 2006. Excluding sales from brands sold in fiscal 2006 and to date in fiscal 2007, sales increased by approximately $25.1 million. Exchange rates accounted for $5.9 million of the increase in sales.
The Fluid Management segment had sales of $74.4 million in the third quarter of fiscal 2007 compared with $61.7 million in the third quarter of fiscal 2006. The 21% sales increase is from strong demand for oilfield equipment products due to high levels of oil and gas exploration and recovery activity, as well as improved demand in chemical processing and general industrial markets. Orders for this segment increased to $75.1 million in the third quarter of fiscal 2007 from $65.6 million in the third quarter of fiscal 2006. Ending backlog of $46.6 million is slightly higher than the prior quarter and 40% above year end 2006 levels.
The Process Solutions segment had sales of $66.4 million in the third quarter of fiscal 2007 compared with $57.1 million in the third quarter of fiscal 2006, an increase of 16.3%. The increase in sales is largely attributable to improved orders for original equipment over the last twelve months. Exchange rates contributed $3.1 million to the increase in sales. Primary end markets, chemical processing and pharmaceutical, continued to improve. The segment is also benefiting from emerging applications, such as flue gas desulfurization and bio-diesel. Incoming orders in this segment were $78.0 million in the third quarter of fiscal 2007 as compared with $71.5 million in the third quarter of fiscal 2006. Ending backlog of $107.1 million is 12.1% above the prior quarter and 21.2% higher than year end 2006 levels.
The Romaco segment had sales of $30.6 million in the third quarter of fiscal 2007 compared with $34.4 million in the third quarter of fiscal 2006. Excluding sales from brands sold in fiscal 2006 and to date in fiscal 2007, sales were $3.0 million higher than the prior year period. Current year sales include $2.1 million of exchange rate benefit. The strengthening of the pharmaceutical market is reflected in higher backlog, which increased 4% since the prior quarter end and 23% from year end 2006 levels.

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
Consolidated EBIT for the third quarter of fiscal 2007 was $23.0 million, an increase of $16.8 million from the third quarter of fiscal 2006. The change in goodwill impairment charge and other expense accounted for $4.8 million of this increase in EBIT. Third quarter 2007 results included other expense of $0.4 million resulting from restructuring charges in the Romaco segment. Other expense is $4.4 million higher than last year’s third quarter. Third quarter fiscal 2006 other expense included a gain of $7.5 million on the sale of the Hapa and Laetus brands and expenses of $3.6 million related to the restructuring and facility dispositions in our Romaco and Process Solutions segments. Also included in third quarter fiscal 2006 consolidated EBIT was a $9.2 million goodwill impairment charge related to the Romaco segment, as discussed above. The remaining increase in consolidated EBIT of $12.2 million resulted primarily from improved profitability in the Fluid Management segment of $7.9 million and the Process Solutions segment (excluding the aforementioned other expense) of $2.4 million. Also, adding to the improved EBIT was slightly better profitability in the Romaco segment (excluding the aforementioned other expense) and lower corporate costs.
The Fluid Management segment had EBIT of $20.6 million in the third quarter of fiscal 2007 as compared with $12.7 million in the third quarter of fiscal 2006. Approximately half of the increase in EBIT is due to the sales volume increase described above. The remaining increase is primarily due to favorable pricing and product mix.
The Process Solutions segment had EBIT of $5.3 million in the third quarter of fiscal 2007 compared with a loss of $0.6 million in the third quarter of fiscal 2006, an increase of $5.9 million. Process Solutions had $3.5 million of restructuring costs in the third quarter of fiscal 2006. Approximately $2.0 million of the increase was attributable to higher sales volume and the remainder due primarily to cost savings from recent restructuring activities.
The Romaco segment had EBIT of $1.2 million in the third quarter of fiscal 2007 and an EBIT loss of $1.4 million in the same period of fiscal 2006. Other expense in fiscal 2007, consisting of restructuring costs, was $0.4 million compared with a net other and goodwill impairment costs of $1.7 million in the prior year period. Higher sales volume provided $0.3 million of the increase in EBIT. The remaining increase was attributable to cost savings from recent restructuring activities.
Interest Expense
Net interest expense was $1.5 million in the third quarter of fiscal 2007 and $3.1 million in the same period of fiscal 2006. The decrease resulted from lower average net debt levels in the third quarter of fiscal 2007 and higher levels of interest income from increased cash balances.
Income Taxes
The effective tax rate was 36.9% for the third quarter of fiscal 2007. This is lower than the 93.3% rate in the third quarter of the prior year. The tax rate was unusually high in last year’s third quarter because there was no tax benefit for the $9.2 million goodwill impairment charge.
Nine months ended May 31, 2007
Net Sales
Consolidated net sales for the first nine months of fiscal 2007 were $488.4 million, $46.2 million higher than net sales for the same period of fiscal 2006. Excluding sales from product lines disposed in fiscal 2006 and to date in fiscal 2007, sales increased by approximately $73.6 million. Exchange rates accounted for $14.6 million of the increase in sales.

The Fluid Management segment had sales of $208.2 million in the first nine months of fiscal 2007 compared with $171.9 million in the first nine months of fiscal 2006. The 21% sales increase is from strong demand for oilfield equipment products due to high levels of oil and gas exploration and recovery activity, as well as improved demand in chemical processing and general industrial markets. Orders for this segment increased to $221.5 million in the first nine months of fiscal 2007 from $179.3 million in the same period of fiscal 2006.
The Process Solutions segment had sales of $194.3 million in the first nine months of fiscal 2007 compared with $164.2 million in the same period of fiscal 2006, an increase of 18%. The increase in sales is largely attributable to improved orders for original equipment over the last twelve months. Exchange rates contributed $7.2 million to the increase in sales. Primary end markets, chemical processing and pharmaceutical, continue to show strength. The segment is also benefiting from emerging applications, such as flue gas desulfurization and bio-diesel. Incoming orders in this segment were $213.0 million in the first nine months of fiscal 2007 as compared with $191.5 million in the same period of fiscal 2006.
The Romaco segment had sales of $85.8 million in the first nine months of fiscal 2007 compared with $106.1 million in the same period of fiscal 2006. Excluding sales from product lines disposed in fiscal 2006 and to date in fiscal 2007, sales were $7.2 million higher than the prior year period. Current year sales include $5.5 million of exchange rate benefit. Orders continued to show strength, increasing by approximately $2.1 million over last year’s first nine months after adjusting for the disposed product lines.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the first nine months of fiscal 2007 was $58.0 million, an increase of $69.5 million from the same period of the prior year. The change in goodwill impairment charge and other expense accounted for $38.6 million of this increase in EBIT. First nine month 2007 EBIT included net other income of $2.2 million resulting from a $5.0 million property sale gain, partly offset by restructuring costs in the Romaco segment of $2.8 million (which included a $1.1 million loss on the sale of an unprofitable modular pharmaceutical product line and French sales organization.) Consolidated EBIT for the first nine months of fiscal 2006 included a $39.2 million non-cash goodwill impairment charge and net other income of $2.7 million, including gains on the sale of the Hapa and Laetus product lines of $7.5 million and $1.8 million on the sale of land and buildings in China, offset by costs of $6.6 million related to the restructuring of our Process Solutions and Romaco segments. The remaining increase in consolidated EBIT of $19.5 million resulted primarily from improved profitability in the Fluid Management segment of $16.1 million and the Process Solutions segment of $10.8 million. Also, adding to the improved EBIT was slightly better profitability in the Romaco segment and lower corporate costs.
The Fluid Management segment had EBIT of $53.0 million in the first nine months of fiscal 2007 compared with $36.9 million in the same period of fiscal 2006. The increase in EBIT is due to the increase in sales volumes described above.
The Process Solutions segment had EBIT of $21.4 million in the first nine months of fiscal 2007 compared with $2.7 million in the same period of fiscal 2006. Process Solutions had a gain on the sale of land and building in Mexico of $5.0 million in the first nine months of fiscal 2007. In the first nine months of fiscal 2006 Process Solutions had net other expense of $2.9 million , consisting of restructuring costs of $4.7 million offset by a gain on the sale of land and building in China of $1.8 million. Exclusive of the change in other expense EBIT increased by $10.8 million. Approximately $7.5 million of the increase is attributable to higher sales and the remainder due to cost savings from recent restructuring activities.
The Romaco segment had an EBIT loss of $4.1 million in the first nine months of fiscal 2007, compared with an EBIT loss of $37.5 million for the comparable period of fiscal 2006. Other expense consisting of restructuring costs, including a loss on sale of a product line, was $2.9 million in fiscal 2007 compared with a combined goodwill impairment charge and net other expense (including a gain on the sale of product lines and restructuring costs) of $33.6 million in the prior year period. Excluding the impact of goodwill impairment and other expense, EBIT was $2.6 million better than the prior year period. This increase is attributable to higher sales and cost savings from restructuring activities.

Interest Expense
Net interest expense was $4.4 million in the first nine months of fiscal 2007 and $10.3 million in the same period of fiscal 2006. The decrease resulted from lower average net debt levels in fiscal 2007 and higher levels of interest income from increased cash balances.
Income Taxes
The effective tax rate was 39.0% for the first nine months of fiscal 2007. The effective rate is higher than the statutory rate primarily due to certain foreign losses where the tax benefits of those losses were not recognized because of uncertainty about our ability to utilize these tax losses against future taxable income.
The tax expense for the comparable period of fiscal 2006 was $5.4 million despite a pre-tax loss due to the impact of the goodwill impairment charge for which there was no tax benefit. The effective tax rate exclusive of the goodwill impairment charge is higher than the statutory U.S. tax rate due to certain foreign losses where the tax benefits were not recognized because of uncertainty about our ability to utilize these tax losses against future taxable income.
Liquidity and Capital Resources
Operating Activities
In the first nine months of fiscal 2007, our cash flow provided by operations was $10.0 million compared with cash flow provided by operations of $5.5 million in the same period of fiscal 2006 The increase in cash flow from operations resulted from higher net income, offset partially by increased investments in working capital.
We expect our fiscal 2007 operating cash flow to be adequate to fund the fiscal year 2007 operating needs, scheduled debt service, shareholder dividend requirements and remaining capital expenditures of approximately $5 to $10 million. Our capital expenditures relate to information system upgrades, support of new products and cost reduction initiatives, replacement items and capacity expansion in our Fluid Management segment.
We have $70 million of Senior Notes that are due on May 1, 2008 and are therefore classified as a current liability as of this quarter end, May 31, 2007. Operating cash flow through May 2008, available cash balances and capacity our Bank Credit Agreement provide the capacity to repay these Senior Notes or refinance them on a long-term basis.
Investing Activities
Our capital expenditures were $11.4 million in the first nine months of fiscal 2007 compared with $11.0 million in the same period of fiscal 2006.
In the first nine months of both fiscal 2007 and 2006, we sold underutilized facilities and non-core product lines generating $11.4 million and $27.8 million, respectively.
Financing Activities
In fiscal 2007 we generated $8.3 million from common stock sales, primarily from the exercise of stock options, which also generated a tax benefit of $1.3 million.
On December 19, 2006, we amended our Bank Credit Agreement (“Agreement”). Our Annual Report on Form 10-K for the year ended August 31, 2006 includes a summary of the former Agreement. The amended Agreement provides that we may borrow on a revolving credit basis up to a maximum of $150 million and includes a $100 million expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable at least quarterly. Indebtedness under the Agreement is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. We have $31.5 million of standby letters of credit outstanding at May 31, 2007. Under the Agreement we have $118.5 million of unused borrowing capacity. These standby letters of credit are used as security for advance payments received from customers, performance guarantees, security related to other sale agreements and future payments to our vendors.
We have $70 million of Senior Notes that are due on May 1, 2008 and are therefore classified as a current liability as of this quarter end, May 31, 2007. The Agreement described above provides the capacity to refinance these Senior Notes on a long-term basis.
Following is information regarding our long-term contractual obligations and other commitments outstanding as of May 31, 2007:

	Payments Due by Period
			Two to
		One year	three	Four to	After five
Long-term contractual obligations	Total	or less	years	five years	years
	(In thousands)
Long-term debt	$103,660	$73,660	$30,000	$0	$0
Capital lease obligations	0	0	0	0	0
Operating leases (1)	18,000	5,000	7,000	5,500	500
Unconditional purchase obligations	0	0	0	0	0

Total contractual cash obligations	$121,660	$78,660	$37,000	$5,500	$500

(1)	Operating leases are estimated as of May 31, 2007 and consist primarily of building and equipment leases.

	Amount of Commitment Expiration Per Period
			Two to
		One year	three	Four to	After five
Other commercial commitments	Total	or less	years	five years	years
	(In thousands)
Lines of credit	$0	$0	$0	$0	$0
Standby letters of credit	31,527	25,798	5,529	15	185
Guarantees	0	0	0	0	0
Standby repurchase obligations	0	0	0	0	0
Other commercial commitments	0	0	0	0	0

Total commercial commitments	$31,527	$25,798	$5,529	$15	$185

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In our normal operations, we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended May 31, 2007. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2006.
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of May 31, 2007. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.
Based on this evaluation management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of May 31, 2007.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s repurchases of its common shares during the quarter ended May 31, 2007 is as follows:

			Total Number of	Maximum Number (or
		Average	Shares Purchased as	Approximate Dollar
	Total Number	Price	Part of Publicly	Value) of Shares that Must
	of Shares	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased(a)	Share	Programs	the Plans or Programs
March 2007	—		—	—
April 2007	534	$36.28	—	—
May 2007	—	—	—	—

Total	534	$36.28	—	—

(a)	During the third quarter of 2007, the Company purchased 534 of its common shares in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.
Item 6. Exhibits
a)	Exhibits – see INDEX TO EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.
DATE: June 29, 2007	BY	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: June 29, 2007	BY	/s/ Kevin J. Brown
Kevin J. Brown
Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	(F)

	31.2	Rule 13a-14(a) CFO Certification	(F)

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	(F)

	32.2	Section 1350 CFO Certification	(F)

“F”	Filed herewith

“I”	Incorporated by reference

“M”	Indicates management contracts or compensatory agreement