Form 10-K
period 2007-08-31
ROBBINS & MYERS INC
filed 2007-11-13
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-288
ROBBINS & MYERS, INC.
(Exact name of Registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of incorporation)	(I.R.S. employer identification number)

51 Plum St. Suite 260, Dayton, OH	45440

(Address of principal executive offices)	(Zip Code)
(937) 458-6600
Registrant’s telephone number, including area code
1400 Kettering Tower, Dayton, OH 45423
(Former name or address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Shares, without par value	New York
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.       Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for at least the past 90 days.      Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Act (check one).
Large Accelerated Filer ☐           Accelerated Filer ☑            Non-accelerated Filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes ☐ No ☑

Aggregate market value of Common Shares, without par value, held by non-affiliates of the Company at February 28, 2007 (the last business day of the Company’s second fiscal quarter)	$544,766,998

Number of Common Shares, without par value, outstanding at October 31, 2007	17,122,883
DOCUMENT INCORPORATED BY REFERENCE
Robbins & Myers, Inc., Proxy Statement for its Annual Meeting of Shareholders on January 9, 2008; definitive copies of the foregoing will be filed with the Commission within 120 days of the Company’s most recently completed fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

ITEM 1 BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EX-3.1
EX-10.4
EX-10.5
EX-10.10
EX-10.12
EX-10.14
EX-10.15
EX-10.16
EX-10.18
EX-10.19
EX-10.20
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
OVERVIEW
Robbins & Myers, Inc. is an Ohio corporation. As used in this report, the terms “Company,” “we,” “our,” or “us” mean Robbins & Myers, Inc. and its subsidiaries unless the context indicates another meaning. We are a leading supplier of engineered equipment and systems for critical applications in global energy, industrial, chemical and pharmaceutical markets. Our success is based on close and continuing interaction with our customers, application engineering expertise, innovation, customer support and a competitive cost structure. Our fiscal 2007 sales were approximately $695 million, and no one customer accounted for more than 5% of these sales.
Information concerning our sales, income before interest and income taxes (“EBIT”), identifiable assets by segment and sales and identifiable assets by geographic area for the years ended August 31, 2007, 2006 and 2005 is set forth in Note 12 to the Consolidated Financial Statements included at Item 8 and is incorporated herein by reference.
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
Sales, Marketing and Distribution. We sell our rotors and stators for hydraulic drilling power sections through a direct sales force. We sell our tubing wear prevention products and certain wellhead equipment through major distributors as well as our service centers in key oilfield locations worldwide. We sell our wellhead, closure products and industrial pumps through distributors and manufacturer representatives. Backlog at August 31, 2007 was $43.0 million, compared with $33.3 million at August 31, 2006.
Aftermarket Sales. Aftermarket sales consist principally of selling replacement components for our pumps, as well as the relining of stators and the refurbishment of rotors for the energy market. Aftermarket sales represented approximately 20% of the sales in this segment in fiscal 2007. However, replacement items, such as power section rotors and stators, down-hole pump rotors and rod guides are components of larger systems that wear out after regular usage. These are often sold as complete products and are not identifiable by us as aftermarket sales.
Markets and Competition. We believe we are the leading independent manufacturer of rotors and stators for hydraulic drilling power sections worldwide. We are also a leading manufacturer of rod guides, wellhead components, pipeline closure products and down-hole progressing cavity pumps worldwide. While the oil and gas exploration and recovery equipment marketplace is highly fragmented, we believe that with our leading brands and products we are effectively positioned as a full-line supplier with the capability to provide customers with complete system sourcing. We also have a large installed base and a dominant market share in progressing cavity pumps for general industrial applications in the U.S. and Canada, but a smaller presence in Europe and Asia. While we believe Moyno® is the North American leader in the manufacture and sale of progressing cavity pumps for the general industrial market, the worldwide market is highly competitive and includes several competitors, none of which is dominant. In addition, there are several other types of positive displacement pumps, including gear, lobe and air-operated diaphragm pumps that compete with progressing cavity pumps in certain applications.
Process Solutions Business Segment
Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels, standard and customized fluid-agitation equipment and systems, thermal fluid systems and customized fluoropolymer-lined fittings, vessels and accessories, primarily for the pharmaceutical and fine chemical markets. Primary brands are Pfaudler®, Tycon-Technoglass®, Chemineer® and Edlon®.
Sales, Marketing and Distribution. We primarily market and sell glass-lined reactors and storage vessels through our direct sales force, as well as manufacturers’ representatives in certain world markets. Industrial mixers, agitation equipment and corrosion resistant products are primarily sold through manufacturers’ representatives. Backlog at August 31, 2007 was $98.9 million compared with $88.4 million at August 31, 2006.
Aftermarket Sales. Aftermarket products and services, which include field service, replacement parts, accessories and reconditioning of glass-lined vessels, are an important part of our Reactor Systems product line. Our aftermarket capabilities and presence allow us to service our large installed base of Pfaudler glass-lined vessels and to meet the needs of our customers, who are increasingly inclined to outsource various maintenance and service functions. We also service competitors’ equipment in the U.S. and in Europe. We also refurbish and sell used, glass-lined vessels. Our aftermarket business for the Chemineer® and Edlon® lines primarily consists of selling replacement parts. Aftermarket sales represented approximately 34% of this segment’s sales in fiscal 2007.
Markets and Competition. We believe we have the number one worldwide market position for quality glass-lined reactors and storage vessels, competing principally with a DeDeitrich, a French company. The mixing equipment industry in which our Chemineer® brand participates is highly competitive and fragmented. We believe we are one of the market leaders worldwide. Our primary competitors are American and German businesses. Our Edlon® brand primarily competes by offering highly engineered products and products made for special needs, which are not readily supplied by competitors.
Romaco Business Segment
Our Romaco business segment designs, manufactures and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutriceutical, food and cosmetic industries. Packaging applications include dosing, filling and sealing of vials, capsules, tubes, bottles and blisters, as well as customized packaging. Primary brands are Noack®, Siebler®, FrymaKoruma®, Macofar® and Promatic®.
Sales, Marketing and Distribution. We sell Romaco products through our direct sales and service centers in certain world markets. We supplement our direct sales force with an extensive network of manufacturers’ representatives and third party distributors. Backlog at August 31, 2007 was $52.0 million compared with $52.7 million at August 31, 2006.
Aftermarket Sales. Aftermarket sales of our Romaco business were approximately 30% of this segment’s fiscal 2007 sales, consisting largely of replacement parts for the installed base of equipment.
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

Other Consolidated Information
BACKLOG
Our total order backlog was $193.8 million at August 31, 2007 compared with $174.4 million at August 31, 2006. We expect to ship substantially all of our backlog during the next 12 months.
CUSTOMERS
Sales are not concentrated with any customer, as no customer represented more than 5% of sales in fiscal 2007, 2006 or 2005.
RAW MATERIALS
Raw materials are purchased from various vendors that generally are located in the same country as our facility using the raw materials. Because of high global demand for steel, costs increased significantly in 2006 and 2007. However, our supply of steel and other raw materials and components has been adequate and available without significant delivery delays. No events are known or anticipated that would change the availability of raw materials. No one supplier provides more than 10% of our raw materials.
GENERAL
We own a number of patents relating to the design and manufacture of our products. While we consider these patents important to our operations, we believe that the successful manufacture and sale of our products depend more upon operating and application expertise and manufacturing skills. We are committed to maintaining high quality manufacturing standards and have completed ISO certification at many of our facilities.
During fiscal 2007, we spent approximately $6.4 million on research and development activities compared with $7.8 million in fiscal 2006 and $8.7 million in fiscal 2005. We have also incurred significant engineering costs in conjunction with fulfilling customer orders and executing customer projects.
Compliance with federal, state and local laws regulating the discharge of materials into the environment is not anticipated to have any material effect upon the Company’s capital expenditures, earnings or competitive position.
At August 31, 2007, we had 3,233 employees, which included approximately 560 at majority-owned joint ventures. Approximately 580 of our total employees were covered by collective bargaining agreements at various locations. The agreement covering our Springfield, Ohio, manufacturing facility expires in fiscal 2008. The Company considers labor relations at each of its locations to be good.
CERTIFICATIONS
Peter C. Wallace, our President and Chief Executive Officer, certified to the New York Stock Exchange on February 9, 2007 that, as of that date, he was not aware of any violation by the Company of the NYSE’s Corporate Governance Listing Standards. We have filed with the SEC the certifications of Mr. Wallace and Christopher M. Hix, our Chief Financial Officer, that are required by Section 302 of the Sarbanes-Oxley Act of 2002 relating to the financial statements and disclosures contained in our Annual Report on Form 10-K for the year ended August 31, 2007.
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
We also post on our web site the following corporate governance documents: Corporate Governance Guidelines, Code of Business Conduct and the Charters of our Audit, Compensation, and Nominating and Governance

Committees. Copies of the foregoing documents are also available in print to any shareholder who requests it by writing our Corporate Secretary, Robbins & Myers, Inc., 51 Plum Street, Suite 260, Dayton, Ohio 45440.
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
We have experienced, and expect to continue to experience, fluctuations in operating results due to business cycles. We sell our products principally to energy, chemical, and pharmaceutical markets. While we serve a variety of markets to avoid a dependency on any one, a significant downturn in any of these markets could cause a material adverse impact on our sales and operating results.
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
Approximately 60% of our fiscal 2007 sales were to customers outside the U.S., and we maintain manufacturing facilities in 14 non-U.S. countries. Conducting business outside the U.S. is subject to risks, including currency exchange rate fluctuations; changes in regional, political or economic conditions; trade protection measures, such as tariffs or import or export restrictions; subsidies or increased access to capital for firms who are currently, or may emerge, as competitors in countries in which we have operations; partial or total expropriation; unexpected changes in regulatory requirements; and international sentiment towards the U.S. One or more of these factors could have a material adverse effect on our international operations.
We must comply with a variety of import and export laws and regulations, and the cost of compliance as well as the consequences of failure to properly comply with such laws could adversely affect our business.
We are subject to a variety of laws regarding our international operations, including regulations issued by the U.S. Department of Commerce Bureau of Industry and Security and various foreign governmental agencies. We cannot predict the nature, scope or effect of future regulatory requirements to which our international manufacturing operations and trading practices might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries in which certain of our products may be manufactured or sold or could restrict our access to, and increase the cost of obtaining, products from foreign sources. In addition, actual or alleged violations of import-export laws could result in enforcement actions and financial penalties that could result in substantial costs.

Competition in our markets could cause our sales to decrease.
We face significant competition from a variety of competitors in our markets. In some markets, our competitors have greater resources than we do. In addition, new competitors could enter our markets. Competitive pressures, including product quality, performance, price and service capabilities, and new technologies could adversely affect our competitive position, involving a loss of market share or decrease in prices, either of which could have a material adverse effect on our sales.
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
The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” in Part II, Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, beginning in our first quarter of fiscal 2006, the calculation of share-based compensation expense under SFAS No. 123(R) required us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common shares and the option exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our financial results.
Any impairment in the value of our intangible assets, including goodwill, would negatively affect our operating results and total capitalization.
Our total assets reflect substantial intangible assets, primarily goodwill. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been an impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge or if market conditions for businesses acquired declines, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material.
Other risks that may effect our business.
•	Customer order cancellations.

•	Implementation of business computer systems at several of our facilities.
ITEM 1B UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our executive offices are located in Beavercreek Township, near Dayton, Ohio. The executive offices are leased and occupy approximately 8,500 square feet. Set forth below is certain information relating to our principal operating facilities. We consider our properties, as well as the related machinery and equipment, to be suitable for their intended purposes.

			Square Footage
		Sales/	(in thousands)
	Manufacturing	Service	Owned	Leased
Function and size by segment:
Fluid Management	11	13	757	91
Process Solutions	13	—	2,096	50
Romaco	5	2	284	75

	North America	South America	Europe	Asia
Geographical locations by segment:
Fluid Management	20	2	1	1
Process Solutions	5	1	5	2
Romaco	1	—	6	—
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Executive Officers of the Registrant
Peter C. Wallace, age 53, has been President and Chief Executive Officer of the Company since July 12, 2004. From October 2001 to July 2004, Mr. Wallace was President and CEO of IMI Norgren Group (sophisticated motion and fluid control systems for original equipment manufacturers). He was employed by Rexnord Corporation (power transmission and conveying components) for 25 years serving as President and Group Chief Executive from 1998 until October 2001 and holding a variety of senior sales, marketing, and international positions prior thereto.
Christopher M. Hix, age 45, has been our Vice President and Chief Financial Officer since August 2006. He held various corporate finance and business development positions with Roper Industries (diversified industrial products) from 2001 to July 2006, the most recent being Vice President, Business Development and Assistant Secretary. He was Chief Financial Officer and Vice President of Customer Support for Somero Enterprises, Inc. from 1999 to 2001. From 1991 to 1999 he was with Roper Industries serving in various senior business unit financial and operational leadership positions.
Saeid Rahimian, age 49, has been a Corporate Vice President and President, Fluid Management, since September 2005. He was Group Vice President and President of our R&M Energy Systems and Reactor Systems businesses from May 2004 to September 2005. He has also been President of our R&M Energy Systems business from 1998 to May 2004.
Gary L. Brewer, age 49, has been a Corporate Vice President and President, Process Solutions Group, since February 2006. He held various senior executive positions with Eaton Corporation (diversified industrial products) from 1995 to February 2006, the most recent being Americas Manufacturing Manager, Controls and also including Business Unit Manager for Hydraulic Cylinders, Plant Manager for Motion Control Products and Director of Sales and Marketing in Europe for the Motion Control Business.
Jeffrey L. Halsey, age 55, has been our Vice President, Human Resources since July 2007. He held various Human Resources positions with ABB Ltd. from 1989 through 2006, most recently as Group Senior Vice President, Human Resources for ABB Inc. Prior to 1989 he was Vice President, Employee Relations for Pullman, Inc.
Kevin J. Brown, age 49, has been our Corporate Controller and Chief Accounting Officer since October 2006. He was our Vice President of Corporate Services, Investor Relations & Compliance from August 2006 to October 2006 and he was our Vice President and Chief Financial Officer from January 2000 to August 2006. Previously, he was our Controller and Chief Accounting Officer since December 1995. Prior to joining us, he was employed by the accounting firm of Ernst & Young LLP for 15 years.
Michael J. McAdams, age 58, has been our Treasurer since October 2005, and was Assistant Treasurer from September 2004 to September 2005. From 1999 to 2003, Mr. McAdams was Treasurer of Evenflo Company, Inc. He was Treasurer of Advanced Silicon Materials, Inc. from 1996 to 1999. He was also employed by Armco, Inc. for 15 years, holding various finance positions, including the position of Assistant Treasurer.
Joseph M. Rigot, age 64, has been our Secretary and General Counsel since 1990. He has been a partner with the law firm of Thompson Hine LLP and a predecessor firm for nearly 30 years.
The term of office of our executive officers is until the next Annual Meeting of Directors (January 9, 2008) or until their respective successors are elected.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(A) Our common shares trade on the New York Stock Exchange under the symbol RBN. The prices presented in the following table are the high and low closing prices for the common shares for the periods presented.

			Dividends
	High	Low	Paid per Share
Fiscal 2007
1st Quarter ended Nov. 30, 2006	$42.79	$27.96	$0.055
2nd Quarter ended Feb. 28, 2007	47.21	39.15	0.065
3rd Quarter ended May 31, 2007	46.13	34.95	0.065
4th Quarter ended Aug. 31, 2007	61.93	42.35	0.065

Fiscal 2006
1st Quarter ended Nov. 30, 2005	$23.06	$19.98	$0.055
2nd Quarter ended Feb. 28, 2006	23.58	20.21	0.055
3rd Quarter ended May 31, 2006	25.37	20.12	0.055
4th Quarter ended Aug. 31, 2006	29.03	22.61	0.055
(B) As of October 31, 2007, we had 372 shareholders of record.
(C) Dividends paid on common shares are presented in the table in Item 5(A). Our credit agreement includes certain covenants which restrict our payment of dividends above $10,000,000 plus a carry over amount from the prior year, which is 50% of the amount that such dividends were under $10,000,000.
(D.) In 2007 there were no sales of unregistered securities.
(E) A summary of the Company’s repurchases of its common shares during the quarter ended August 31, 2007 is as follows:

				Maximum
				Number (or)
				Approximate
			Total Number of	Dollar
			Shares	Value of Shares
			Purchased as	that May
		Average	Part of Publicly	Yet Be
	Total Number	Price	Announced	Purchased Under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased(a)	Share	Programs	Programs
June 2007	0	$0	0	0
July 2007	1,860	60.89	0	0
August 2007	0	0	0	0

Total	1,860	$60.89	0	0

(a)	During the fourth quarter of 2007, the Company purchased 1,860 of its common shares in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

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

	2007	2006	2005	2004	2003
Operating Results
Orders	$719,848	$688,822	$607,210	$586,948	$546,357
Ending backlog	193,821	174,447	116,491	114,267	111,375
Sales	695,393	625,389	604,773	585,758	560,775
EBIT (2,3)	94,282	7,508	21,451	30,317	38,709
Net income (loss) (2,3)	50,705	(19,587)	(262)	11,648	14,623
Net income (loss) per share, diluted (2,3)	$2.96	$(1.31)	$(0.02)	$0.80	$1.02

Financial Condition
Total assets	$816,143	$712,047	$740,193	$736,078	$705,491
Total cash	116,110	48,365	23,043	8,640	12,347
Total debt	103,075	105,531	175,408	181,702	193,603
Shareholders’ equity	412,518	339,422	301,646	306,025	286,916
Total capitalization	$515,593	$444,953	$477,054	$487,727	$480,519

Other Data
Cash flow from operating activities (2)	$65,113	$40,581	$26,340	$26,353	$45,636
Capital expenditures, net	16,536	13,660	20,263	9,884	7,869
Amortization	1,631	2,343	2,519	2,738	2,189
Depreciation	14,993	16,235	17,874	18,639	20,093
Dividends declared per share	$0.25	$0.22	$0.22	$0.22	$0.22

Number of employees	3,233	3,271	3,585	3,824	3,904

Notes to Selected Financial Data
1. We sold our Zanchetta product line on March 31, 2007, our Hapa and Laetus product lines on March 31, 2006 and our lined-pipe and fitting product line on August 31, 2005. We acquired Tarby on November 15, 2002.
2. Fiscal 2007 included costs of $1,818,000 related to restructuring our Romaco segment and net gains on product line and facility sales of $5,279,000. Fiscal 2006 included costs of $7,296,000 related to the restructuring of our Process Solutions and Romaco segments, which included inventory write-downs of $1,127,000 that are included in cost of sales. Fiscal 2006 also included a gain of $7,955,000 on the disposition of product lines and facilities. Fiscal 2006 also included a $39,174,000 goodwill impairment charge. Fiscal 2005 included costs of $7,963,000 related to the restructuring of our Process Solutions and Romaco segments, including inventory write-downs of $1,130,000 that are included in cost of sales. Fiscal 2005 also included a loss of $2,053,000 related to asset dispositions in our Process Solutions segment. Fiscal 2004 included charges of $1,378,000 related to the retirement of our former President & CEO and severance costs of $761,000 related to the consolidation of our Process Solutions business in Italy. These special items increased fiscal 2007 net income by $3,461,000 ($0.12 per diluted share), increased fiscal 2006 net loss by $36,941,000 ($2.46 per diluted share), decreased fiscal 2005 net income by $6,310,000 ($0.52 per diluted share) and decreased fiscal 2004 net income by $1,390,000 ($.10 per diluted share). See Note 3 of Notes to Consolidated Financial Statements.
3. EBIT represents income before interest and income taxes and is reconciled to net income on our Consolidated Statement of Operations. EBIT is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income as a measure of our operating results. EBIT is not a measure of cash available for use by management. In addition, this measure may not be comparable to that used by other companies. We evaluate performance of our business segments and allocate resources based on EBIT.

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
Beginning with the first quarter of fiscal 2006, we reported realigned segments. The new segment structure resulted from a significant reorganization of management, operations and reporting that occurred during the first quarter of fiscal 2006. The Fluid Management segment is comprised of the R&M Energy Systems, Moyno and Tarby product lines. The Process Solutions segment is comprised of the Pfaudler, Tycon Technoglass, Chemineer and Edlon product lines. The Romaco segment includes the FrymaKoruma, Noack, Siebler, Macofar, Promatic, Unipac, and Bosspak product lines. In certain periods the Romaco segment includes results from the Hapa, Laetus, IPM, and Zanchetta product lines, which were disposed in March 2006, March 2006, December 2006 and February 2007, respectively. As a result of the segment realignment, the goodwill recorded as of August 31, 2005 was allocated to the Company’s reporting units based on their relative fair value in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). In the first quarter of fiscal 2006, management estimated the fair value of the Romaco segment using current prices that the Company may receive in the potential disposition of all or parts of Romaco and recorded a $30.0 million goodwill impairment charge. A formal appraisal was completed in the third quarter of fiscal 2006, resulting in an additional $9.2 million charge.
Unless otherwise noted, the costs mentioned below in this Overview were included on the “other” expense line of our Consolidated Statement of Operations in the period indicated.
During fiscal years 2007, 2006 and 2005, we incurred costs related to a restructuring program announced in fiscal 2005. The restructuring plan was initiated to improve the profitability of our Romaco and Process Solutions segments and included plant closures, sales of excess facilities, personnel reductions, product line sales, and other activities.
We recorded restructuring costs in fiscal 2005 totaling $3.7 million in the Process Solutions segment and $4.3 million in the Romaco segment. The costs in fiscal 2005 included $1.1 million to write-down inventory and $0.4 million to write-off intangibles related to discontinued product lines. The inventory charge is included in cost of sales. During that year, we sold a Romaco facility and a Process Solutions facility, as well as a Process Solutions product line. Cash proceeds from these asset sales totaled $9.7 million. The net loss recognized in 2005 as a result of these asset sales was $2.1 million.
We recorded restructuring costs in fiscal 2006 totaling $2.5 million in the Process Solutions segment and $4.8 million in the Romaco segment. The costs in fiscal 2006 included $1.1 million to write-down inventory related to discontinued product lines, which is included in cost of sales. During the year, we sold two Romaco product lines and a Process Solutions facility. Cash proceeds from these asset sales totaled $27.8 million. The net gain recognized in fiscal 2006 as a result of these asset sales was $8.0 million.
In fiscal 2007, we completed the restructuring activities announced in fiscal 2005. We recorded restructuring costs in fiscal 2007 totaling $1.8 million in our Romaco segment. During the year we also sold a Romaco facility and a Process Solutions facility, as well as two Romaco product lines. Cash proceeds from these asset sales totaled $13.7 million. The net gain recognized in fiscal 2007 as a result of these asset sales was $5.3 million.

Results of Operations
The following tables present components of our Consolidated Statement of Operations and segment information.

Consolidated	2007	2006	2005
Sales	100.0%	100.0%	100.0%
Cost of sales	65.2	65.6	68.0

Gross profit	34.8	34.4	32.0
SG&A expenses	21.7	27.2	27.0
Goodwill impairment charge	0.0	6.3	0.0
Other	(.5)	(.3)	1.5

EBIT	13.6%	1.2%	3.5%

By Segment	2007	2006	2005
	(In millions, except percents)
Fluid Management:
Sales	$292.3	$245.2	$198.7
EBIT	77.0	56.5	39.7
EBIT %	26.3%	23.0%	20.0%

Process Solutions:
Sales	$273.9	$231.0	$238.7
EBIT	31.9	8.9	4.7
EBIT %	11.7%	3.9%	2.0%

Romaco:
Sales	$129.2	$149.2	$167.4
EBIT	2.6	(38.2)	(7.9)
EBIT %	2.0%	(25.6)%	(4.7)%

Total:
Sales	$695.4	$625.4	$604.8
EBIT	94.3	7.5	21.5
EBIT %	13.6%	1.2%	3.6%
Fiscal Year Ended August 31, 2007 Compared with Fiscal Year Ended August 31, 2006
Net Sales
Sales for fiscal 2007 were $695.4 million compared to $625.4 million in fiscal 2006, an increase of $70.0 million or 11.2%. Excluding sales from product lines sold in fiscal 2007 and 2006, sales increased by approximately $103.2 million. Exchange rates accounted for $22.9 million of the increase in sales.
The Fluid Management segment had sales of $292.3 million in fiscal 2007 compared to $245.2 million in fiscal 2006, an increase of $47.1 million, or 19.2%. The sales increase is from strong demand for oilfield equipment products due to high levels of oil and gas exploration and recovery activity, as well as improved demand in chemical processing and general industrial markets.
The Process Solutions segment had sales of $273.9 million in fiscal 2007 compared to $231.0 million in fiscal 2006, an increase $42.9 million, or 18.6%. The increase in sales is largely attributable to improved orders for original equipment over the last twelve to eighteen months. Exchange rates contributed $11.1 million to the increase in sales. Primary end markets, chemical processing and pharmaceutical, continued to improve. The segment is also benefiting from emerging applications, such as flue gas desulfurization and bio-diesel.
The Romaco segment had sales of $129.2 million in fiscal 2007 compared to $149.2 million in fiscal 2006. Excluding product lines sold in fiscal 2007 and 2006, sales increased $13.2 million, or 11.4%. Current year sales include $8.3 million of exchange rate benefit. Our orders and backlog improved all year as the pharmaceutical market strengthened over the last twelve to eighteen months, which has translated into higher sales in this segment.

Earnings Before Interest and Income Taxes (EBIT)
The Company’s operating performance is evaluated using several measures including EBIT. EBIT is income before interest and income taxes and is reconciled to net income on our Consolidated Statement of Operations. We evaluate performance of our business segments and allocate resources based on EBIT. EBIT is not, however, a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income when evaluating our operating results. EBIT is not a measure of cash available for use by management.
Consolidated EBIT for fiscal 2007 was $94.3 million compared to $7.5 million in fiscal 2006, an increase of $86.8 million. The $39.2 million fiscal 2006 goodwill impairment change and the change in other (income) expense accounted for $40.8 million of the increase in EBIT. Fiscal 2007 results included other income of $3.5 million, which consisted of net gains on product line and facility sales of $5.3 million, reduced by restructuring costs in the Romaco segment of $1.8 million. Fiscal 2006 results included other income of $1.8 million, which consisted of net gains on product line and facility sales of $10.3 million, reduced by restructuring costs in the Process Solutions and Romaco segments of $8.5 million. The remaining increase in consolidated EBIT of $46.0 million resulted from the improved profitability (after the aforementioned other income and goodwill impairment) within each of our operating segments, and lower corporate costs.
The Fluid Management segment EBIT for fiscal 2007 was $77.0 million, compared to $56.5 million in fiscal 2006. The increase of $20.5 million resulted from the sales increase of $47.1 million.
The Process Solutions segment EBIT was $31.9 million for fiscal 2007, compared to $8.9 million for fiscal 2006, an increase of $23.0 million. Process Solutions had a gain on the sale of a facility of $5.0 million in fiscal 2007. In fiscal 2006 Process Solutions had net other expense of $2.4 million, consisting of restructuring costs of $4.2 million, offset by a gain on the sale of a facility of $1.8 million. After the previously mentioned change in other expense, EBIT increased by $25.4 million. Approximately $10.5 million of the increase is attributable to higher sales and the remainder due to cost savings from recent restructuring activities.
The Romaco segment EBIT was $2.6 million for fiscal 2007, an increase of $40.8 million compared to fiscal 2006. The change in goodwill impairment charge and other (income) expense accounted for $33.5 million of the increase in EBIT. In fiscal 2007, other expense was $1.6 million and consisted of restructuring costs of $1.8 million reduced by net gains on product line and facility sales of $0.2 million, compared with a combined goodwill impairment charge and net other expense (including a gain on the sale of product lines and restructuring costs) of $35.0 million in the prior year period. The remaining $7.3 million increase in EBIT was attributable to higher sales, which contributed $1.7 million in EBIT improvement, and cost savings from restructuring activities.

Interest expense
Interest expense was $5.2 million in fiscal 2007 and $12.9 million in fiscal 2006. The reduction in interest expense resulted from lower average debt levels in fiscal 2007 compared to fiscal 2006. The lower debt levels were attributable to cash generated from operations, asset/product line sales and the conversion of $38.9 million of our convertible notes into common stock late in the fiscal year 2006.
Income taxes
Our effective tax rate for fiscal 2007 was 41.4%. The effective tax rate is higher than the statutory rate primarily due to certain foreign losses for which no benefit is realized, revaluation of deferred tax assets and liabilities to current rates and increased provisions for tax contingencies. In 2006 we had $12.6 million of income tax expense in spite of a $5.4 million pretax loss because of two significant transactions with minimal tax impact; the goodwill impairment charge of $39.2 million and the gain on the sale of Hapa and Laetus of $8.1 million. After considering the impact of these transactions, our effective tax rate in fiscal 2006 was 46.0%. The fiscal 2007 effective rate was lower than the fiscal 2006 adjusted effective rate of 46.0% because of profitability in jurisdictions, such as Germany and Italy, where we previously had losses.
Net Income
Our net income in fiscal 2007 was $50.7 million compared with a net loss in fiscal 2006 of $19.6 million. The increase in net income is a result of improved operating performance, lower goodwill impairment and other expenses, lower interest expense and a lower normalized tax rate, as discussed above.

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
The Fluid Management segment had sales of $245.2 million in fiscal 2006 compared to $198.7 million in fiscal 2005, an increase of $46.5 million, or 23.4%. The increase was driven primarily by strong demand for drilling and production equipment, resulting from high oil and natural gas prices. The segment also enjoyed increases in sales for general industrial and chemical processing applications as a result of healthy end market conditions.
The Process Solutions segment had sales of $231.0 million in fiscal 2006 compared to $238.7 million in fiscal 2005. Continuing business sales increased $2.3 million, or 1.0%. Chemical processing and pharmaceutical market conditions remained flat for much of the year; however, the Company experienced a significant increase in orders during the second half of the year.
The Romaco segment had sales of $149.2 million in fiscal 2006 compared to $167.4 million in fiscal 2005. Continuing business sales increased $1.0 million, or 0.8%. Sales in this segment have stabilized at or near historically low levels. Consolidation within the pharmaceutical industry as well as the introduction of fewer new drug compounds led to a decline in the investment in new packaging capacity in this sector, which negatively impacted our sales.
Earnings Before Interest and Income Taxes (EBIT)
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
Income taxes
We had $12.6 million of income tax expense in spite of a $5.4 million pretax loss because of two significant transactions with minimal tax impact, the goodwill impairment charge of $39.2 million and the gain on the sale of Hapa and Laetus of $8.1 million. After considering the impact of these transactions, our effective tax rate in fiscal 2006 was 46.0% compared with 83.2% in fiscal 2005. These high effective tax rates were the result of our inability to record tax benefits on losses incurred in certain non-U.S. tax jurisdictions, primarily Germany and Italy, due to uncertainty over our ability to generate sufficient future taxable income in these jurisdictions to utilize these benefits. The fiscal 2006 adjusted rate of 46.0% is lower than the fiscal 2005 rate because of lower losses in Germany and Italy in fiscal 2006.
Net loss
Our net loss in fiscal 2006 was $19.6 million compared with a net loss in fiscal 2005 of $0.3 million. The overall reduction in net income is a result of the fiscal 2006 goodwill impairment and the change in other expenses of $28.5 million, as discussed above, and higher tax expense.

Liquidity and Capital Resources
Operating Activities
In fiscal 2007, our cash flow from operating activities was $65.1 million compared with $40.6 million in fiscal 2006, an increase of $24.5 million. This increase resulted primarily from higher net income, adjusted for the noncash goodwill impairment in the prior fiscal year of $39.2 million, reduced by cash used in other operating activities.
We expect our fiscal 2008 operating cash flow to be adequate to fund fiscal year 2008 operating needs, shareholder dividend requirements and planned capital expenditures. Our planned capital expenditures are related to additional production capacity, new products and services, productivity programs, information systems and replacement items. We have $70 million of Senior Notes that are due on May 1, 2008. Our cash and our revolving credit agreement are sufficient to retire these notes upon maturity.
Investing Activities
Our capital expenditures were $16.5 million in fiscal 2007, an increase from $13.7 million in fiscal 2006. 2007 capital expenditures primarily increased our capacity and supported new product development activities in our Fluid Management segment and replaced equipment at our other business units.
In fiscal 2007 we sold two product lines and two facilities and generated cash of $13.7 million. During 2006, we sold two product lines and two facilities to generate $27.8 million of cash.
Financing Activities
Proceeds from the sale of common stock were $11.3 million in fiscal 2007 and $5.7 million in fiscal 2006 and related mostly to the exercise of stock options by current and former employees. Dividends paid during fiscal 2007 were $4.3 million compared to $3.3 million in fiscal 2006. The quarterly dividend rate per common share was increased in January 2007 from $0.055 to $0.065.
Credit Agreement
Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150 million and includes a $100 million expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable at least quarterly. Indebtedness under the Agreement is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. At August 31, 2007 we had no borrowings under the Agreement. We have $34.8 million of standby letters of credit outstanding at August 31, 2007. These standby letters of credit are primarily used as security for advance payments received from customers. Under the Agreement we have $115.2 million of unused borrowing capacity.

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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Significant estimates made by us include the allowance for doubtful accounts, inventory valuation, deferred tax asset valuation allowance, warranty, litigation, product liability and environmental accruals, goodwill valuation and retirement benefit obligations.
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
Inventory valuation reserves are determined based on our assessment of the market conditions for our products and the on hand quantities of inventory in relation to historical usage. The inventory to which this reserve relates is still on hand and will be sold or disposed of in the future. The expected selling price of this inventory approximates its net book value, therefore there is no significant impact on gross margin when it is sold.
We have recorded valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of estimated future taxable income and establishment of tax strategies. Future taxable income, reversals of temporary differences, available carryback periods, the results of tax strategies and changes in tax laws could impact these estimates.
Warranty obligations are contingent upon product failure rates, material required for the repairs and service and delivery costs. We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales. We record litigation, product liability and environmental reserves based upon a case-by-case analysis of the facts, circumstances and estimated costs.
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
Goodwill
Goodwill is tested on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated, were performed at year-end for fiscal 2007(our annual impairment test date) using a discounted cash flow methodology (“income approach”). The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the businesses for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses over their estimated remaining useful lives. Losses, if any, resulting from impairment tests are reflected in operating income in our Consolidated Statement of Operations.
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
Pensions
We maintain defined benefit and defined contribution pension plans that provide retirement benefits to substantially all U.S. employees and certain non-U.S. employees. Pension expense for fiscal 2007 and beyond is dependent on a number of factors including returns on plan assets and changes in the plan’s discount rate and therefore cannot be predicted with certainty at this time. The following paragraphs discuss the significant factors that affect the amount of recorded pension expense.
A significant factor in determining the amount of expense recorded for a funded pension plan is the expected long-term rate of return on plan assets. We develop the long-term rate of return assumption based on the current mix of equity and debt securities included in the plan’s assets and on the historical returns on those types of investments, judgmentally adjusted to reflect current expectations of future returns. At August 31, 2007 the weighted average expected rate of return on plan assets was 7.70%.
In addition to the expected rate of return on plan assets, recorded pension expense includes the effects of service cost – the actuarial cost of benefits earned during a period – and interest on the plan’s liabilities to participants. These amounts are determined actuarially based on current discount rates and assumptions regarding matters such as future salary increases and mortality. Differences in actual experience in relation to these assumptions are generally not recognized immediately but rather are deferred together with asset-related gains or losses. When cumulative asset-related and liability-related gains or losses exceed the greater of 10% of total liabilities or the calculated value of plan assets, the excess is amortized and included in pension income or expense. At August 31, 2007, the weighted average discount rate used to value the plan liabilities was 5.9%. We determine our discount rate based on an actuarial yield curve applied to the payments we expect to make out of our retirement plans.
Additional changes in the key assumptions discussed above would affect the amount of pension expense currently expected to be recorded for years subsequent to 2007. Specifically, a one-half percent decrease in the rate of return on assets assumption would have the effect of increasing pension expense by approximately $0.5 million. A comparable increase in this assumption would have the opposite effect. In addition, a one-half percent increase or decrease in the discount rate would decrease or increase expense by approximately $0.5 million.
New Accounting Pronouncement
In September 2006 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in its Balance Sheet, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.
In July 2006 the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006 (September 1, 2007 for the Company). Management is currently evaluating the requirements or FIN 48 and has not yet determined the impact on its Consolidated Financial Statements.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. We are currently assessing the potential impact of SFAS No. 157 on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159)”. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 will be effective for us beginning in fiscal 2009. We are currently evaluating the impact SFAS No. 159 could have on our consolidated financial statements.

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
Our main foreign exchange rate exposures relate to assets, liabilities and cash flows denominated in British pounds, euros, Swiss francs and Canadian dollars and the general economic exposure that fluctuations in these currencies could have on the U.S. dollar value of future non-U.S. cash flows. To illustrate the potential impact of changes in foreign currency exchange rates on us for fiscal 2007, the net unhedged exposures in each currency were remeasured assuming a 10% decrease in foreign exchange rates compared with the U.S. dollar. Using this method, our EBIT for fiscal 2007 would have decreased by $5.0 million and our cash flow from operations for fiscal 2007 would have decreased by $1.4 million. This calculation assumed that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes may also affect the volume of sales or the foreign currency sales prices as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not include any effects of potential changes in sales levels or local currency prices.
We also have market risk exposure to interest rates. At August 31, 2007, we had $103.1 million in interest-bearing debt obligations subject to market risk exposure due to changes in interest rates. To manage our exposure to changes in interest rates, we attempt to maintain a balance between fixed and variable rate debt. We expect this balance in the debt profile to moderate our financing cost over time. We are limited in our ability to refinance our fixed rate debt. However, we have the ability to change the characteristics of our fixed rate debt to variable rate debt through interest rate swaps to achieve our objective of balance. We have an interest rate swap agreement that effectively modifies a portion of our fixed rate debt to floating rate debt. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of underlying principal amounts. The mark-to-market values of both the fair value hedging instrument and the underlying debt obligation were equal and recorded as offsetting gains and losses in current period earnings. The fair value hedge qualifies for treatment under the short-cut method of measuring effectiveness. As a result, there was no impact on earnings due to hedge ineffectiveness. The interest rate swap agreement totals $30.0 million, expires in 2008 and allows us to receive an effective interest rate of 6.76% and pay an interest rate based on LIBOR.
At August 31, 2007, $70.0 million of our outstanding debt had a weighted average fixed interest rate of 6.8% and $33.1 million had a weighted average variable interest rate of 6.5%. The estimated fair value of our debt at August 31, 2007 was approximately $105.2 million. The following table presents the aggregate maturities and related weighted average interest rates of our debt obligations at August 31, 2007 by maturity dates:

	U.S. Dollar		U.S. Dollar		Non-U.S. Dollar
	Fixed Rate		Variable Rate		Variable Rate
Maturity Date	Amount	Rate	Amount	Rate	Amount	Rate
2008	$40,000	6.76%	$30,000	6.50%	$2,522	8.75%
2009	0	0.00	0	0.00	553	5.00
2010	30,000	6.84	0	0.00	0	0.00
2011	0	0.00	0	0.00	0	0.00
2012	0	0.00	0	0.00	0	0.00

Thereafter	0	0.00	0	0.00	0	0.00

Total	$70,000	6.79%	$30,000	6.50%	$3,075	8.30%

Fair value	$71,500		$30,600		$3,075

Following is information regarding our long-term contractual obligations and other commitments outstanding as of August 31, 2007:

	Payments Due by Period
			Two to
Long-term contractual		One year	three	Four to	After five
obligations	Total	or less	years	five years	years
		(In thousands)
Debt obligations	$103,075	$72,522	$30,553	$0	$0
Capital lease obligations	0	0	0	0	0
Operating leases (1)	9,544	3,000	4,382	1,912	250
Unconditional purchase obligations	0	0	0	0	0

Total contractual cash obligations	$112,619	$75,522	$34,935	$1,912	$250

(1)	Operating leases consist primarily of building and equipment leases.
The only other commercial commitments outstanding were standby letters of credit of $34,783,000. Of this outstanding amount $33,315,000 is due within a year, $578,000 within two to three years and $890,000 due within four to five years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Robbins & Myers, Inc. and Subsidiaries
We have audited Robbins & Myers, Inc. and Subsidiaries internal control over financial reporting as of August 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Robbins & Myers, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Robbins & Myers, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Robbins & Myers, Inc. and Subsidiaries as of August 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2007, and our report dated November 9, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dayton, Ohio
November 9, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Robbins & Myers, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Robbins & Myers, Inc. and Subsidiaries as of August 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Robbins & Myers, Inc. and Subsidiaries at August 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2007, in conformity with U.S. generally accepted accounting principles.
As described in Note 1 to the Consolidated Financial Statements, in 2007, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness Robbins & Myers, Inc. and Subsidiaries’ internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 9, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dayton, Ohio
November 9, 2007

CONSOLIDATED BALANCE SHEET
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except share data)

	August 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$116,110	$48,365
Accounts receivable	152,779	124,569
Inventories	99,196	94,990
Other current assets	7,410	6,260
Deferred taxes	11,178	11,318

Total Current Assets	386,673	285,502
Goodwill	271,150	262,327
Other Intangible Assets	7,272	11,507
Deferred Taxes	9,583	11,300
Other Assets	12,196	14,381
Property, Plant and Equipment	129,269	127,030

	$816,143	$712,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$78,890	$62,749
Accrued expenses	103,732	102,327
Deferred taxes	1,662	2,263
Current portion of long-term debt	72,522	744

Total Current Liabilities	256,806	168,083
Long-Term Debt, Less Current Portion	30,553	104,787
Deferred Taxes	24,818	12,738
Other Long-Term Liabilities	79,019	75,324
Minority Interest	12,429	11,693

Shareholders’ Equity:
Common stock-without par value:
Authorized shares-40,000,000
Issued shares-17,137,755 in 2007 (16,708,286 in 2006)	172,319	157,528
Treasury shares-14,806 in 2007 (308 in 2006)	(683)	(10)
Retained earnings	217,548	171,096
Accumulated other comprehensive income:
Foreign currency translation	40,024	25,874
Pension liability	(16,690)	(15,066)

Total	23,334	10,808

	412,518	339,422

	$816,143	$712,047

See Notes to Consolidated Financial Statements

CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
Robbins & Myers Inc. and Subsidiaries
(In thousands, except share and per share data)

			Unearned		Accumulated
			Compensation		Other
			on Restricted		Comprehensive
	Common	Treasury	Stock	Retained	Income
	Shares	Shares	Grants	Earnings	(Loss)	Total
Balance at September 1, 2004	$106,985	$(10)	$0	$197,443	$1,607	$306,025
Net loss				(262)		(262)
Change in foreign currency translation					675	675
Change in minimum pension liability					(4,743)	(4,743)

Comprehensive loss						(4,330)
Restricted stock grants, 20,922 shares	452		(452)			0
Amortization of restricted stock grants			310			310
Cash dividend declared, $0.22 per share				(3,213)		(3,213)
Stock options exercised, 73,000 shares	1,440					1,440
Proceeds from share sales, 47,705 shares	1,052					1,052
Performance stock award expense	250					250
Tax benefit of stock options exercised	112					112

Balance at August 31, 2005	110,291	(10)	(142)	193,968	(2,461)	301,646

Net loss				(19,587)		(19,587)
Change in foreign currency translation					8,050	8,050
Change in minimum pension liability					5,219	5,219

Comprehensive loss						(6,318)
Adoption of SFAS No. 123-R	(142)		142
Restricted stock grants, 58,576 shares
Amortization of restricted stock grants	485					485
Cash dividend declared, $0.22 per share				(3,285)		(3,285)
Stock options exercised, 207,069 shares	4,658					4,658
Proceeds from share sales, 44,630 shares	1,009					1,009
Stock option expense	837					837
Performance stock award expense	445					445
Conversion of bonds to stock, 1,729,524 shares	38,914					38,914
Convertible bonds interest adjustment, net of tax of $508	828					828
Tax benefit of stock options exercised	203					203

Balance at August 31, 2006	157,528	(10)	0	171,096	10,808	339,422

Net income				50,705		50,705
Change in foreign currency translation					14,160	14,160
Change in minimum pension liability (SFAS No.87), net of tax					8,621	8,621

Comprehensive income						73,486
Adjustment related to adoption of SFAS No. 158, net of tax					(10,255)	(10,255)
Restricted stock grants-net, 60,704 shares
Amortization of restricted stock grants	1,247					1,247
Cash dividend declared, $0.25 per share				(4,253)		(4,253)
Stock options exercised, 343,668 shares	9,066					9,066
Proceeds from share sales, 25,097 shares	825					825
Treasury stock purchases, 14,498 shares		(673)				(673)
Stock option expense	598					598
Performance stock award expense	924					924
Tax benefit of stock options exercised	2,131					2,131

Balance at August 31, 2007	$172,319	$(683)	$0	$217,548	$23,334	$412,518

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF OPERATIONS
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except per share data)

	Years ended August 31,
	2007	2006	2005
Sales	$695,393	$625,389	$604,773
Cost of sales	453,052	410,473	408,808

Gross profit	242,341	214,916	195,965

Selling, general and administrative expenses	151,520	170,020	165,628
Goodwill impairment charge	0	39,174	0
Other (income) expense	(3,461)	(1,786)	8,886

Income before interest and income taxes	94,282	7,508	21,451

Interest expense	5,243	12,946	14,433

Income (loss) before income taxes and minority interest	89,039	(5,438)	7,018

Income tax expense	36,866	12,589	5,840
Minority interest	1,468	1,560	1,440

Net income (loss)	$50,705	$(19,587)	$(262)

Net income (loss) per share
Basic	$2.98	$(1.31)	$(0.02)

Diluted	$2.96	$(1.31)	$(0.02)

See Notes to Consolidated Financial Statements

CONSOLIDATED CASH FLOW STATEMENT
Robbins & Myers, Inc. and Subsidiaries
(In thousands)

	Years Ended August 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$50,705	$(19,587)	$(262)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation	14,993	16,235	17,874
Amortization	1,631	2,343	2,519
Deferred taxes	18,997	(2,887)	1,234
Stock compensation	2,769	1,767	702
Goodwill impairment charge	0	39,174	0
Net (gain) loss on sale of business/facilities	(5,279)	(7,955)	2,053
Changes in operating assets and liabilities :
Accounts receivable	(28,315)	6,125	3,380
Inventories	(2,796)	2,905	1,819
Other assets	1,059	1,933	(3,948)
Accounts payable	16,500	(5,468)	4,978
Accrued expenses and other liabilities	(5,151)	5,996	(4,009)

Net cash and cash equivalents provided by operating activities	65,113	40,581	26,340

INVESTING ACTIVITIES
Capital expenditures	(16,536)	(13,660)	(20,263)
Proceeds from sale of business/facilities	13,712	27,833	15,798

Net cash and cash equivalents (used) provided by investing activities	(2,824)	14,173	(4,465)

FINANCING ACTIVITIES
Proceeds from debt borrowings	30,904	35,747	104,876
Payments of long-term debt	(33,360)	(66,953)	(111,840)
Proceeds from issuance of common stock, including stock option tax benefits	11,348	5,667	2,492
Dividend paid	(4,253)	(3,285)	(3,213)
Other	(432)	(528)	(262)

Net cash and cash equivalents provided (used) by financing activities	4,207	(29,352)	(7,947)
Effect of exchange rate changes on cash	1,249	(80)	475

Increase in cash and cash equivalents	67,745	25,322	14,403
Cash and cash equivalents at beginning of year	48,365	23,043	8,640

Cash and cash equivalents at end of year	$116,110	$48,365	$23,043

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Robbins & Myers, Inc. and Subsidiaries
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES
Consolidation
The consolidated financial statements include the accounts of Robbins & Myers, Inc. (“we,” “us,” “our”) and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participation rights. For these consolidated subsidiaries where our ownership is less than 100%, the other shareholders’ interests are shown as Minority Interest. All significant intercompany accounts and transactions have been eliminated upon consolidation. We produce and sell original equipment and aftermarket parts for a variety of markets including energy, industrial, chemical and pharmaceutical.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Accounts Receivable
Accounts receivable relate primarily to customers located in North America and Western Europe and are concentrated in the pharmaceutical, specialty chemical and oil and gas markets. To reduce credit risk, we perform credit investigations prior to accepting an order and, when necessary, require letters of credit to ensure payment.
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
Goodwill and Other Intangible Assets
Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired. Goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise, using a fair market value approach, at the reporting unit level. We recognize an impairment charge for any amount by which the carrying amount of goodwill exceeds its fair value. Impairment tests are performed each year based on August 31 financial information. Losses, if any, resulting from impairment tests are reflected in operating income in our Consolidated Statement of Operations.
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
Foreign Currency Accounting
Gains and losses resulting from the settlement of a transaction in a currency different from that used to record the transaction are charged or credited to net income or loss when incurred. Adjustments resulting from the translation of non-U.S. financial statements into U.S. dollars are recognized in accumulated other comprehensive income or loss in the consolidated balance sheet.
Product Warranties
Warranty obligations are contingent upon product failure rates, material required for the repairs and service delivery costs. We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.
Changes in our product warranty liability during the year are as follows:

	2007	2006
	(In thousands)
Balance at beginning of the fiscal year	$7,605	$9,176
Warranty expense	2,188	3,134
Deductions	(1,780)	(3,734)
Impact of business dispositions	(91)	(971)

Balance at end of the fiscal year	$7,922	$7,605

Consolidated Statement of Operations
Research and development costs are expensed as incurred. Research and development costs in fiscal 2007, 2006 and 2005 were $6,352,000, $7,799,000 and $8,667,000, respectively. We have also incurred significant engineering costs in conjunction with fulfilling customer orders and executing customer projects. Shipping and handling costs are included in cost of sales. Advertising costs are expensed as incurred.
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
Our policy is to provide U.S. income taxes on non-U.S. income when remitted to the U.S. We have not provided deferred taxes on the undistributed earnings of international subsidiaries because the earnings are deemed permanently reinvested. It is anticipated that the Company will continue to annually remit a portion of prospective earnings of certain international subsidiaries in the form of taxable dividends. The U.S. tax consequences of those dividends will be recorded when such dividends are paid. Since the Company intends to remit earnings from certain of its international subsidiaries only on a prospective basis, the Accounting Principles Board Opinion No. 23, Accounting for Income Taxes, exception will continue to apply to the international subsidiaries accumulated earnings and profits, which aggregated $106,564,000 and $84,209,000 at August 31, 2007 and 2006, respectively.

Consolidated Cash Flow Statement
Cash and cash equivalents consist of cash balances and temporary investments having an original maturity of 90 days or less.
Fair Value of Financial Instruments
The following methods and assumptions were used by us in estimating the fair value of financial instruments:
Cash and cash equivalents — The amounts reported approximate market value.
Long-term debt — The market value of our debt is $105,175,000 at August 31, 2007 and $109,031,000 at August 31, 2006. These amounts are based on the terms, interest rates and maturities currently available to us for similar debt instruments.
Foreign exchange contracts — The amounts reported are estimated using quoted market prices for similar instruments.
Common Stock Plans
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to directors, officers and other key employees. The stock option price per share cannot be less than the fair market value per share as of the date of grant. For officers and other key employees, outstanding grants become exercisable over a three-year period, while options for non-employee directors are immediately exercisable. Prior to September 1, 2005, we accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Bulletin Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Consolidated Statement of Operations for year ended August 31, 2005 and prior as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective September 1, 2005, we adopted the fair value recognition provisions of SFAS Statement No. 123(R), Share-Based Payments, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2006 included: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to September 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.
As a result of adopting SFAS No. 123(R) on September 1, 2005, we recorded additional stock compensation expense of $598,000, or $371,000 after tax ($0.02 per diluted share) in fiscal 2007 and $837,000 or $519,000 after tax ($0.03 per diluted share) in fiscal 2006.
The fair value of each stock option grant in fiscal years 2007 and 2006 were estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted average assumptions:

	2007	2006
Expected volatility of common stock	25.40%	32.70%
Risk free interest rate	4.80	4.29
Dividend yield	0.70	0.76
Expected life of option	7.0 Yrs.	7.0 yrs.
Fair value at grant date	$11.59	$8.81

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted under our stock option plans in fiscal 2005. For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the options’ vesting periods.

Year Ended
August 31,2005
(In thousands,
except per share
amounts)
Net loss, as reported	$(262)

Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,005

Pro-forma net loss	$(1,267)

Loss per share:
Basic—as reported	$(0.02)

Basic—pro-forma	$(0.09)

Diluted—as reported	$(0.02)

Diluted—pro-forma	$(0.09)

Pro-forma information regarding net loss and net loss per share has been determined as if we had accounted for stock options granted subsequent to August 31, 1995 under the fair value method of SFAS Statement No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes-Merton model.
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
New Accounting Pronouncement
In September 2006 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in its Balance Sheet, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. See Note 8.
In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006 (September 1, 2007 for the Company). Management is currently evaluating the requirements of FIN48 and has not yet determined the impact on the consolidated financial statements.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. We are currently assessing the potential impact of SFAS No. 157 on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159)”. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 will be effective for us beginning in fiscal 2009. We are currently evaluating the impact SFAS No. 159 could have on our consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 — BALANCE SHEET INFORMATION

	2007	2006
	(In thousands)
Accounts receivable
Allowances for doubtful accounts	$6,189	$6,860

Inventories
FIFO:
Finished products	$30,190	$30,501
Work in process	39,699	34,326
Raw materials	38,932	37,549

	108,821	102,376
LIFO reserve, U.S. inventories	(9,625)	(7,386)

	$99,196	$94,990

Non-U.S. inventories at FIFO	$69,432	$68,372

Property, plant and equipment
Land	$17,795	$17,395
Buildings	93,332	93,212
Machinery and equipment	169,456	160,423

	280,583	271,030
Less accumulated depreciation	151,314	144,000

	$129,269	$127,030

Accrued expenses
Salaries, wages and payroll taxes	$21,595	$21,089
Customer advances	33,091	24,583
Pension benefits	2,714	7,894
U.S. other postretirement benefits	2,261	2,472
Warranty costs	7,922	7,605
Accrued interest	3,461	2,935
Income taxes	9,517	7,436
Commissions	4,507	2,844
Other	18,664	25,469

	$103,732	$102,327

Other long-term liabilities
German pension liability	$39,513	$38,368
U.S. other postretirement benefits	20,218	11,641
U.S. pension liability	7,699	13,539
Other	10,589	11,776

	$78,019	$75,324

NOTE 3 – STATEMENT OF OPERATIONS INFORMATION
Beginning with the first quarter of fiscal 2006, we reported realigned segments. The new segment structure resulted from a significant reorganization of management, operations and reporting that occurred during the first quarter of fiscal 2006. The Fluid Management segment is comprised of the R&M Energy Systems, Moyno and Tarby product lines. The Process Solutions segment is comprised of the Pfaudler, Tycon Technoglass, Chemineer and Edlon product lines. The Romaco segment includes the FrymaKoruma, Noack, Siebler, Macofar, Promatic, Unipac, and Bosspak product lines. In certain periods the Romaco segment includes results from the Hapa, Laetus, IPM, and Zanchetta product lines, which were disposed in March 2006, March 2006, December 2006 and February 2007, respectively. As a result of the segment realignment, the goodwill recorded as of August 31, 2005 was allocated to the Company’s reporting units based on their relative fair value in accordance with Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). In the first quarter of fiscal 2006, management estimated the fair value of the Romaco segment using current prices that the Company may receive in the potential disposition of all or parts of Romaco and recorded a $30,000,000 goodwill impairment charge. A formal appraisal was completed in the third quarter of fiscal 2006, resulting in an additional $9,174,000 charge.
Unless otherwise noted, the costs mentioned below in this note were included on the “other” expense line of our Consolidated Statement of Operations in the period indicated.

	2007	2006	2005
		In thousands
Process Solutions segment restructuring costs	$0	$2,541	$3,684
Romaco Segment restructuring costs	1,818	4,755	4,279
(Gain) loss on disposition of product lines/facilities	(5,279)	(7,955)	2,053

Total restructuring and other costs	(3,461)	(659)	10,016
Less inventory write-down included in cost of sales	0	(1,127)	(1,130)

Other (income) expense	$(3,461)	$(1,786)	$8,886

During fiscal years 2007, 2006 and 2005, we incurred costs related to a restructuring program announced in fiscal 2005. The restructuring plan was initiated to improve the profitability of our Romaco and Process Solutions segments and included plant closures, sales of excess facilities, personnel reductions, product line sales, and other activities.
We recorded restructuring costs in fiscal 2005 totaling $3,684,000 in the Process Solutions segment and $4,279,000 in the Romaco segment. The costs in fiscal 2005 included $1,130,000 to write-down inventory and $408,000 to write-off intangibles related to discontinued product lines. The inventory charge is included in cost of sales. During that year, we sold a Romaco facility and a Process Solutions facility, as well as a Process Solutions product line. Cash proceeds from these asset sales totaled $9,732,000. The net loss recognized in 2005 as a result of these asset sales was $2,053,000.
We recorded restructuring costs in fiscal 2006 totaling $2,541,000 in the Process Solutions segment and $4,755,000 in the Romaco segment. The costs in fiscal 2006 included $1,127,000 to write-down inventory related to discontinued product lines, which is included in cost of sales. During the year, we sold two Romaco product lines and a Process Solutions facility. Cash proceeds from these asset sales totaled $27,833,000. The net gain recognized in fiscal 2006 as a result of these asset sales was $7,955,000.
In fiscal 2007, we completed the restructuring activities announced in fiscal 2005. We recorded restructuring costs in fiscal 2007 totaling $1,818,000 in our Romaco segment. During the year we also sold a Romaco facility and a Process Solutions facility, as well as two Romaco product lines. Cash proceeds from these asset sales totaled $13,712,000. The net gain recognized in fiscal 2007 as a result of these asset sales was $5,279,000.

Following is a progression of the liability for termination benefits from restructuring activities:

	2007	2006
	(In thousands)
Balance at beginning of fiscal year	$1,755	$1,074
Payments made	(1,497)	(5,238)
Costs incurred	0	5,919

Balance at end of fiscal year	$258	$1,755

Minimum lease payments
Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 2007:

(In thousands)
2008	$3,000
2009	2,549
2010	1,833
2011	1,216
2012	696
Thereafter	250

$9,544

Rental expense for all operating leases in 2007, 2006 and 2005 was approximately $3,800,000, $4,971,000 and $5,799,000, respectively. Operating leases consist primarily of building and equipment leases.

NOTE 4 – PRODUCT LINE DISPOSITIONS
On March 31, 2006, we completed the sale of two of our Romaco product lines – Hapa and Laetus – for total consideration of approximately $31,000,000. We received cash proceeds of $26,900,000 with the remaining purchase price paid into an escrow account to serve as collateral for claims by the purchaser under the terms of the Asset and Share Purchase Agreement. We have not recognized any additional gain for the cash paid into escrow as of August 31, 2007. Hapa and Laetus had combined sales of approximately $42,000,000 for our fiscal year ended August 31, 2005. The sale generated a pre-tax gain of $8,144,000 ($7,017,000 after-tax gain, or $0.47 per diluted share). The cash proceeds were used to pay off the $12,332,000 balance of our 10.00% Subordinated Notes and reduce our revolving credit loan.
On August 31, 2005, we sold the inventory and equipment related to our Edlon lined-pipe and fittings product line for $8,000,000. The sale generated a loss of $131,000 ($81,000 after tax, or $0.01 per diluted share).
NOTE 5 — CASH FLOW STATEMENT INFORMATION
In fiscal 2007, we recorded the following non-cash investing and financing transactions: $5,661,000 increase in deferred tax assets, $4,410,000 decrease in other intangible assets, a $7,874,000 increase in other long-term liabilities, and a $1,624,000 increase in the minimum pension liability related to our pension plans. We also recorded a decrease to goodwill and accrued expenses of $1,052,000 related to the utilization of pre-acquisition deferred tax assets which were fully reserved.
In fiscal 2006, we recorded the following non-cash investing and financing transactions: exchange of $38,914,000 of existing 8.00% convertible subordinated notes for common stock; $2,599,000 decrease in deferred tax assets, $8,605,000 decrease in long-term liabilities, $787,000 decrease in pension intangible asset and $5,219,000 decrease in the minimum pension liability related to our pension plans.
In fiscal 2005, we recorded the following non-cash investing and financing transactions: $3,948,000 increase in deferred tax assets, $8,691,000 increase in long-term liabilities, $505,000 increase in pension intangible asset and $4,743,000 increase in the minimum pension liability related to our pension plans.
Supplemental cash flow information consisted of the following:

	2007	2006	2005
		(in thousands)
Interest paid	$7,952	$13,078	$14,252
Taxes paid, net of refunds	19,560	13,399	7,811

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by operating segment are as follows:

	Process	Fluid
	Solutions	Management	Romaco
	Segment	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2005	$141,970	$104,653	$62,658	$309,281
Goodwill reduction from utilizing purchased tax loss carryforwards and deferred tax assets	0	0	(1,859)	(1,859)
Goodwill reduction from change in opening balance sheet tax accrual	0	0	(3,632)	(3,632)
Goodwill reduction due to business dispositions	0	0	(7,165)	(7,165)
Goodwill written off during the period	0	0	(39,174)	(39,174)
Translation adjustments and other	3,105	1,634	137	4,876

Balance as of August 31, 2006	145,075	106,287	10,965	262,327
Goodwill reduction from utilizing purchased tax loss carryforwards and deferred tax assets	0	0	(1,052)	(1,052)
Goodwill reduction due to business dispositions	0	0	(250)	(250)
Translation adjustments and other	8,114	1,281	730	10,105

Balance as of August 31, 2007	$153,189	$107,568	$10,393	$271,150

In fiscal 2007 and 2006, we were able to utilize certain net operating loss (NOL) carryforwards and deferred tax assets that existed at the purchase date of Romaco. No value was allocated to these items in the opening balance sheet of Romaco; therefore, the utilization of these items is recorded as a reduction to goodwill.
Information regarding our other intangible assets is as follows:

	2007			2006
		Accumulated			Accumulated
	Carrying Amount	Amortization	Net	Carrying Amount	Amortization	Net
			(In thousands)
Patents and trademarks	$11,378	$7,093	$4,285	$10,176	$6,767	$3,409
Non-compete agreements	8,879	7,009	1,870	8,832	6,667	2,165
Financing costs	9,559	8,571	988	9,195	7,783	1,412
Pension intangible	0	0	0	4,361	0	4,361
Other	5,201	5,072	129	5,160	5,000	160

	$35,017	$27,745	$7,272	$37,724	$26,217	$11,507

We estimate that amortization expense will be approximately $1,300,000 for each of the next five years.

NOTE 7 — LONG-TERM DEBT

	2007	2006
	(in thousands)
Senior debt:
Revolving credit loan	$0	$0
Senior notes	100,000	100,000
Other	3,075	5,531

Total debt	103,075	105,531
Less current portion	(72,522)	(744)

Long-term debt	$30,553	$104,787

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150,000,000 and includes a $100,000,000 expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable at least quarterly. Indebtedness under the Agreement and the Senior Notes, discussed below, is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. We have $34,783,000 of standby letters of credit outstanding at August 31, 2007. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors. Under the Agreement we have $115,217,000 of unused borrowing capacity.
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
Our other debt consisted primarily of unsecured non-U.S. bank lines of credit with interest rates approximating 9.00%.
We have an interest rate swap agreement. The interest rate swap agreement utilized by us effectively modifies our exposure to interest rate risk by converting $30,000,000 of our fixed rate debt to floating rate debt. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of underlying principal amounts. The mark-to-market values of both the fair value hedging instrument and the underlying debt obligation were equal and recorded as offsetting gains and losses in current period earnings. The fair value hedge qualifies for treatment under the short-cut method of measuring effectiveness. As a result, there is no impact on earnings due to hedge ineffectiveness. The interest rate swap agreement expires in 2008 and allows us to receive an interest rate of 6.76% and pay an interest rate at LIBOR plus 3.72%.

Aggregate principal payments of long-term debt, for the five years subsequent to August 31, 2007, are as follows:

(In thousands)
2008	$72,522
2009	553
2010	30,000
2011	0
2012	0
2013 and thereafter	0

Total	$103,075

NOTE 8 — RETIREMENT BENEFITS
As discussed in Note 1, we adopted SFAS 158 on August 31, 2007 and the effect on individual line items of our Consolidated Balance Sheet as of August 31, 2007 is as follows:

	Prior to		After
	Adopting		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
Other intangible assets	$11,682	$(4,410)	$7,272

Accrued expenses	108,731	(4,999)	103,732

Long-term deferred tax liability	30,479	(5,661)	24,818
Other long-term liabilities	62,514	16,505	79,019

Accumulated other comprehensive income	33,589	(10,255)	23,334
We sponsor two defined contribution plans covering most U.S. salaried employees and certain U.S. hourly employees. Contributions are made to the plans based on a percentage of eligible amounts contributed by participating employees. We also sponsor several defined benefit plans covering certain employees. Benefits are based on years of service and employees’ compensation or stated amounts for each year of service. Our funding policy is consistent with the funding requirements of applicable regulations. At August 31, 2007 and 2006, pension assets included 100,000 and 171,700 shares respectively, of our common stock.
In addition to pension benefits, we provide health care and life insurance benefits for certain of our retired U.S. employees. Our policy is to fund the cost of these benefits as claims are paid.
Retirement and other post-retirement plan costs are as follows:

	Pension Benefits
	2007	2006	2005
	(In thousands)
Service costs	$2,017	$2,855	$4,116
Interest cost	8,812	8,246	8,402
Expected return on plan assets	(7,218)	(7,340)	(6,648)
FAS 88 curtailment cost	0	(220)	0
Amortization of prior service cost	695	798	755
Amortization of transition obligation	0	(198)	(186)
Recognized net actuarial losses	1,578	2,100	1,770

Net periodic benefit cost	$5,884	$6,241	$8,209

Defined contribution cost	$2,777	$1,982	$1,181

	Other Benefits
	2007	2006	2005
	(In thousands)
Service cost	$324	$367	$352
Interest cost	1,346	1,271	1,484
Net amortization	765	920	979

Net peridoc benefit cost	$2,435	$2,558	$2,815

The benefit obligation, funded status and amounts recorded in the balance sheet at August 31, are as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(In thousands)
Change in benefit obligation:
Beginning of year	$163,953	$168,913	$23,244	$26,848
Service cost	2,315	2,855	324	367
Interest cost	8,954	8,246	1,346	1,271
Curtailment	0	(2,031)	0	0
Currency exchange rate impact	4,760	3,973	0	0
Actuarial gains	(11,293)	(2,540)	(192)	(2,835)
Benefit payments	(11,603)	(15,463)	(2,243)	(2,407)

End of year	$157,086	$163,953	$22,479	$23,244

Change in plan assets:
Beginning of year	$95,909	$93,110	$0	$0
Currency exchange rate impact	1,523	1,442	0	0
Actual return	14,299	7,792	0	0
Company contributions	7,032	9,028	2,243	2,407
Benefit payments	(11,603)	(15,463)	(2,243)	(2,407)

End of year	$107,160	$95,909	$0	$0

Funded status	$(49,926)	$(68,044)	$(22,479)	$(23,244)
Unrecognized net actuarial losses	0	34,769	0	7,475
Unamortized prior service cost	0	3,303	0	1,656

Accrued benefit cost	$(49,926)	$(29,972)	$(22,479)	$(14,113)

Recorded as follows:
Accrued expenses	$(2,714)	$(7,894)	$(2,261)	$(2,472)
Other long-term liabilities	(47,212)	(51,907)	(20,218)	(11,641)
Other assets	0	1,653	0	0
Intangible assets	0	4,370	0	0
Accumulated other comprehensive loss	17,947	23,806	8,174	0

	$(31,979)	$(29,972)	$(14,305)	$(14,113)

Deferred tax liability on accumulated other comprehensive loss	$(6,325)	$(9,030)	$(3,106)	$0

Accumulated other comprehensive loss at August 31, 2007:
Net actuarial (gains)/losses	$15,352		$6,715
Prior service cost	2,563		1,459
Deferred taxes	(6,325)		(3,106)

Net accumlated other comprehensive loss at August 31, 2007	$11,590		$5,068

Pension plans with accumulated (“ABO”) and projected (“PBO”) benefit obligations in excess of plan assets:

	2007	2006
	(In thousands)
Accumulated benefit obligation	$154,214	$161,466
Projected benefit obligation	157,086	163,953
Plan assets	107,160	95,909
In 2007 and 2006, $42,065,000 and $40,913,000, respectively, of the unfunded ABO and $44,937,000 and $43,399,000, respectively, of the unfunded PBO related to our pension plan for a German operation. Funding of pension obligations is not required in Germany.
The weighted allocations of pension plan assets at August 31, 2007 and 2006 are shown in the following table.

	2007	2006
Equity securities	67%	70%
Debt securities	32	26
Cash and cash equivalents	1	4

	100%	100%

At August 31, 2007, our target allocation percentages for plan assets were approximately 65% equity securities and 35% debt securities. The targets may be adjusted periodically to reflect current market conditions and trends as well as inflation levels, interest rates and the trend thereof, and economic and monetary policy. The objective underlying this allocation is to achieve a long-term rate of return of 5.75% above inflation.
We will use a weighted average long-term rate of return of approximately 7.75% in fiscal 2008. Expected rates of return are developed based on the target allocation of debt and equity securities and on the historical returns on these types of investments judgmentally adjusted to reflect current expectations based on historical experience of the plan’s investment managers. In evaluating future returns on equity securities, the existing portfolio is stratified to separately consider large and small capitalization investments as well as international and other types of securities.
We expect to make future benefits payments from our benefit plans as follows:

	Pension Benefits	Other Benefits
	(In thousands)
2008	$12,500	$2,300
2009	11,300	2,200
2010	11,100	2,100
2011	11,100	2,000
2012	11,100	2,000
2013-2017	54,600	9,100
The Company anticipates contributing $7,100,000 to its pension benefit plans in fiscal 2008.

The actuarial weighted average assumptions used to determine plan liabilities at August 31, are as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Weighted average assumptions:
Discount rate	5,90%	5.50%	6.25%	6.00%
Expected return on plan assets	7.70	7.70	N/A	N/A
Rate of compensation increase	2.85	3.80	N/A	N/A
Health care cost increase	N/A	N/A	9.5 – 5.0%	10.0 – 5.0%
Health care cost grading period	N/A	N/A	9 years	10 years
The actuarial weighted average assumptions used to determine plan costs are as follows (measurement date September 1):

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate	5.75%	5.10%	6.00%	5.25%
Expected return on plan assets	7.70	7.70	N/A	N/A
Rate of compensation increase	2.85	3.80	N/A	N/A
Health care cost increase	N/A	N/A	10.0 – 5.0%	10.5 – 5.0%
Health care cost grading period	N/A	N/A	10 years	11 years
The assumed health care trend rate has a significant effect on the amounts reported for health care benefits. A one-percentage point change in assumed health care rate would have the following effects:

	Increase	Decrease
	(In thousands)
Service and interest cost	$62	$(56)
Postretirement benefit obligation	636	(581)

NOTE 9 — INCOME TAXES
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2007	2006
	(In thousands)
Deferred tax assets and liabilities
Assets:
Postretirement obligations	$13,674	$18,314
Net operating loss carryforwards	18,766	22,330
Tax credit carryforward	7,391	12,305
Other accruals	5,661	4,768
Inventory allowances	2,687	2,439
Warranty reserve	2,461	2,240
Customer advance payments and prepaid expenses	2,057	1,400
Research and development costs	2,308	2,650
Goodwill and purchase assets basis differences	2,921	2,834
Other items	3,423	2,076

	61,349	71,356

Less valuation allowances	19,140	23,151

	42,209	48,205
Liabilities:
Other accruals	2,013	1,684
Fixed asset basis differences	5,726	5,675
Goodwill and purchased asset basis differences	38,991	32,469
Other items	1,198	760

	47,928	40,588

Net deferred tax asset	$(5,719)	$7,617

The tax credit carryforwards, which primarily relate to foreign tax credits, begin to expire in fiscal 2012. The primary components of the net operating loss carryforwards exist in Germany ($16,800,000), Italy ($5,100,000) and the Netherlands ($11,634,000). There are no expiration dates on the net operating loss carryforwards in Germany and the Netherlands. The net operating loss carryforwards in Italy begin to expire in fiscal 2009.

Expense (in thousands)

	2007	2006	2005
Current:
U.S. federal	$8,654	$273	$228
Non-U.S.	12,562	15,037	4,357
U.S. state	425	166	21

	21,641	15,476	4,606
Deferred:
U.S. federal	11,777	(3,018)	2,795
Non-U.S.	2,438	390	(1,823)
U.S. state	1,010	(259)	262

	15,225	(2,887)	1,234

	$36,866	$12,589	$5,840

Tax expense included in minority interest	$862	$916	$846

Non-U.S. pretax income (loss)	$40,674	$(6,284)	$2,494

A summary of the differences between tax expense at the statutory U.S. rate and recorded tax expense is reconciled as follows:

	2007	2006	2005
	(in thousands)
Tax expense (benefit) at U.S. statutory rate	$31,164	$(1,903)	$2,456
Impact of change in valuation allowances on non-U.S. losses	163	1,201	3,804
Impact on U.S. taxes from repatriation of foreign earnings	1,477	(44)	533
Extraterritorial income deduction/Section 199	(402)	(517)	(526)
Impact from nondeductible goodwill write-off	0	15,421	0
Impact from other nondeductible expenses	306	834	0
Non-U.S. tax lower than U.S. tax rates	(493)	(2,550)	(175)
Tax contingencies	1,160	0	0
Revaluation of deferred tax accounts	3,079	0	0
Other items — net	412	147	(252)

Recorded tax expense	$36,866	$12,589	$5,840

NOTE 10 — COMMON STOCK
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to directors, officers and other key employees. In addition, we sponsor stock option and stock compensation plans for non-employee directors. Under the plan, the stock option price per share cannot be less than the fair market value per share as of the date of grant. For officers and other key employees, outstanding grants become exercisable over a three-year period, while options for non-employee directors are immediately exercisable. Proceeds from the sale of stock issued under option arrangements are credited to common stock.

Summaries of amounts issued under the stock option plans are presented in the following tables.
Stock option activity

		Weighted-
	Stock	Average Option
	Options	Price Per Share
Outstanding at September 1, 2004	1,263,501	$24.13
Exercised	(73,000)	19.73
Canceled	(156,500)	23.95

Outstanding at August 31, 2005	1,034,001	24.44
Granted	80,000	22.26
Exercised	(207,069)	22.48
Canceled	(191,998)	25.65

Outstanding at August 31, 2006	714,934	24.44
Granted	41,900	32.73
Exercised	(343,668)	26.38
Canceled	(44,266)	25.22

Outstanding at August 31, 2007	368,900	$23.68

Exercisable stock options at year-end
2005	879,648
2006	591,982
2007	284,134

Shares available for grant at year-end
2005	1,200,000
2006	1,120,000
2007	956,365
Components of outstanding stock options at August 31, 2007

		Weighted-
Range of		Average	Weighted-	Intrinsic
Exercise	Number	Contract Life	Average	Value
Price	Outstanding	in Years	Exercise Price	(In thousands)
$15.38–22.00	219,300	6.33	$20.97	$7,282
23.00 – 43.86	149,600	5.64	27.63	3,971

$15.38–43.86	368,900	6.05	$23.68	$11,253

Components of exercisable stock options at August 31, 2007

Range of		Weighted-	Intrinsic
Exercise	Number	Average	Value
Price	Exercisable	Exercise Price	(In thousands)
$15.38–22.00	180,967	$20.87	$6,028
23.00 – 27.75	103,167	25.77	2,931

$15.38–27.75	284,134	$22.65	$8,959

Under our long-term incentive stock plan selected participants receive awards which convert into a variable number of restricted shares based on absolute measures based on earnings per share and return on assets. The restricted shares earned range from 50% to 200% of the target award. Restricted shares earned under the program are issued to the participants at the end of the three-year measurement period and are subject to forfeit if the participant leaves our employment within the following one to two years. For the performance period ended August 31, 2007, $864,000 performance units were earned ($1,207,000 and $0 in fiscal 2006 and fiscal 2005, respectively).
As of August 31, 2007 we had $2,981,000 of compensation expense not yet recognized related to nonvested stock awards. The weighted-average period that this compensation cost will be recognized is eighteen months.
Total after tax compensation expense included in net income for all stock based awards was $1,797,000, $1,096,000 and $452,000 for fiscal years 2007, 2006 and 2005, respectively.
NOTE 11 — NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share:

	2007	2006	2005
	(In thousands, except per share data)
Numerator:
Basic:
Net income (loss)	$50,705	$(19,587)	$(262)
Effect of dilutive securities:
Convertible debt interest	0	1,784	1,920

Income (loss) attributable to diluted shares	$50,705	$(17,803)	$1,658

Denominator:
Basic:
Weighted average shares	17,025	14,898	14,608
Effect of dilutive securities:
Convertible debt	0	1,651	1,778
Dilutive options and restricted shares	81	26	37

Diluted	17,106	16,575	16,423

Net income (loss) per share:
Basic:	$2.98	$(1.31)	$(0.02)
Diluted:	$2.96	$(1.31)	$(0.02)
NOTE 12 — BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
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
Romaco. Romaco designs, manufacturers and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutriceutical, food and cosmetics industries. Packaging applications include dosing, filling and sealing of vials, capsules, tubes, bottles and blisters, as well as customized packaging. Primary brands are Noack®, Siebler®, FrymaKoruma®, Macofar®. and Promatic®.
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
The following tables provide information about our reportable business segments.

	2007		2006		2005
	(In thousands)
Unaffiliated Customer Sales:
Fluid Management	$292,283		$245,180		$198,700
Process Solutions	273,890		231,009		238,698
Romaco	129,220		149,200		167,375

Total	$695,393		$625,389		$604,773

Intersegment Sales:
Fluid Management	$0		$0		$0
Process Solutions	0		441		752
Romaco	0		0		0
Corporate and Eliminations	0		(441)		(752)

Total	$0		$0		$0

Depreciation and Amortization:
Fluid Management	$7,376		$7,491		$7,772
Process Solutions	6,224		6,496		7,497
Romaco	2,090		2,991		3,550
Corporate and Eliminations	934		1,600		1,574

Total	$16,624		$18,578		$20,393

EBIT:
Fluid Management	$76,973		$56,522		$39,731
Process Solutions	31,941	(1)	8,867	(1)	4,739	(1)
Romaco	2,612	(2)	(38,189	)(2)	(7,905	)(2)
Corporate and Eliminations	(17,244)		(19,692)		(15,114)

Total	$94,282		$7,508		$21,451

Identifiable Assets:
Fluid Management	$252,980		$234,579		$215,176
Process Solutions	359,453		328,495		326,707
Romaco	101,777		110,566		186,464
Corporate and Eliminations	101,933		38,407		11,846

Total	$816,143		$712,047		$740,193

Capital Expenditures:
Fluid Management	$8,373		$7,882		$6,757
Process Solutions	4,209		2,046		9,053
Romaco	960		3,436		3,823
Corporate and Eliminations	2,994		296		630

Total	$16,536		$13,660		$20,263

Information about our operations in different geographical regions is presented below. Our primary operations are in the U.S. and Europe. Sales are attributed to countries based on the location of the customer.

	2007	2006	2005
	(In thousands)
Sales
United States	$280,645	$253,818	$225,798
Europe	185,168	176,695	193,190
Other North America	67,165	71,535	68,052
Asia	100,263	79,481	82,357
South America	40,541	33,225	26,675
Other	21,611	10,635	8,701

	$695,393	$625,389	$604,773

Identifiable Assets
United States	$257,125	$268,350	$271,493
Europe	272,275	250,034	315,625
Other North America	59,743	52,750	51,817
South America	29,874	26,628	22,776
Asia	95,193	76,619	66,636
Corporate	101,933	37,666	11,846

	$816,143	$712,047	$740,193

(1)	Includes cost of $2,541,000 and $3,684,000 in fiscal years 2006 and 2005, respectively, related to the restructuring of our Process Solutions segment. Fiscal 2007 includes a gain of $5,036,000, fiscal 2006 includes losses of $189,000 and fiscal 2005 includes losses of $2,053,000 related to the disposition of facilities and product lines.

(2)	Includes costs of $1,818,000, $4,755,000 and $4,279,000 in fiscal years 2007, 2006 and 2005, respectively, related to the restructuring of our Romaco segment. Fiscal 2007 includes a gain of $243,000 on product line and facility dispositions and fiscal 2006 includes a gain of $8,144,000 on the disposition of product lines. Fiscal 2006 also includes a $39,174,000 goodwill impairment charge.

NOTE 13 — QUARTERLY DATA (UNAUDITED)

	2007 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Sales	$154,433	$162,498	$171,428	$207,034	$695,393
Gross profit	53,863	54,849	61,415	72,214	242,341
EBIT	19,163	15,794	23,000	36,325	94,282
Income before income taxes and minority interest	17,623	14,449	21,535	35,432	89,039
Net income	10,613	7,932	13,248	18,912	50,705
Net income per share:
Basic	$0.63	$0.47	$0.78	$1.10	$2.98
Diluted	0.62	0.46	0.77	1.10	$2.96
Weighted average common shares:
Basic	16,852	17,058	17,085	17,121	17,025
Diluted	17,031	17,166	17,205	17,192	17,106

	2006 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Sales	$138,959	$149,997	$153,243	$183,190	$625,389
Gross profit	46,742	49,459	52,805	65,910	214,916
EBIT	(25,259)	7,510	6,174	19,083	7,508
Income (loss) before income taxes and minority interest	(28,782)	3,834	3,049	16,461	(5,438)
Net income (loss)	(29,734)	1,202	(75)	9,020	(19,587)
Net income (loss) per share:
Basic	$(2.02)	$0.08	$(0.01)	$0.59	$(1.31)
Diluted	(2.02)	0.08	(0.01)	0.56	(1.31)
Weighted average common shares:
Basic	14,700	14,744	14,784	15,363	14,898
Diluted	16,499	16,537	16,592	16,713	16,575

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of August 31, 2007. Based upon this evaluation, our CEO and CFO have concluded that the design and operation of our disclosure controls and procedures were effective as of August 31, 2007.
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
Management assessed our internal control over financial reporting as of August 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2007. Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report, which is included at Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
Information Concerning Directors and Executive Officers
The information required by this item relating to directors and executive officers of the Company, the Company’s Audit Committee and Section 16(a) Compliance is incorporated herein by reference to that part of the information under “Election of Directors,” “Security Ownership” and “Section 16 Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on January 9, 2008. Certain information concerning executive officers of the Company appears under “Executive Officers of the Registrant” at Part I of this Report.
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
Audit Committee Financial Expert
The Company’s Board of Directors has determined that at least two persons serving on its audit committee are “audit committee financial experts” as defined under Item 401(h) of Regulation S-K. Dale L. Medford and Andrew G. Lampereur, members of the audit committee, are audit committee financial experts and are independent as that term is used in the Item 7(d) (3) (iv) of the Schedule 14A under the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on January 9, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding our equity compensation plans as of August 31, 2007:

(c)
Number of
Common
Shares
Remaining
	(a)	(b)	Available for
	Number of Common	Weighted-	Future
	Shares to	Average	Issuance
	be issued Upon	Exercise Price	Under Equity
	Exercise of	of	Compensation
	Outstanding	Outstanding	Plans
	Options,	Options,	(excluding securities
	Warrants, and	Warrants, and	reflected in
Plan Category	Rights	Rights	column (a))
Equity compensation plans approved by shareholders (10	368,900	$23.68	956,365

Equity compensation plans not approved by shareholders (20	0	0	0

Total	368,900	$23.68	956,365

(1)	Includes outstanding options under (i) our 1994 Long-Term Incentive Stock Plan, 1995 Stock Option Plan for Non-Employee Directors, and 1999 Long-Term Incentive Plan, all of which have terminated as to future awards, and (ii) our 2004 Stock Incentive Plan.

(2)	All shares listed in Column (c) are available for future awards under our 2004 Stock Incentive Plan. Awards may be comprised of options, restricted shares, performance shares, share awards or share unit awards upon such terms as the Compensation Committee of the Board determines at the time of grant that are consistent with the express terms of the plan.
The other information required by this Item 12 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on January 9, 2008.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on January 9, 2008.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on January 9, 2008.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	FINANCIAL STATEMENTS

The following consolidated financial statements of Robbins & Myers, Inc. and its subsidiaries are at Item 8 hereof.

Consolidated Balance Sheet — August 31, 2007 and 2006.

Consolidated Statement of Operations — Years ended August 31, 2007, 2006 and 2005.

Consolidated Shareholders’ Equity Statement — Years ended August 31, 2007, 2006 and 2005.

Consolidated Cash Flow Statement — Years ended August 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements.

(a) (2)	FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3)	EXHIBITS. See INDEX to EXHIBITS.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Robbins & Myers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of November, 2007.

ROBBINS & MYERS, INC.
BY /s/ Peter C. Wallace
Peter C. Wallace
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Robbins & Myers, Inc. and in the capacities and on the date indicated:

NAME	TITLE	DATE

/s/ Peter C. Wallace Peter C. Wallace	Director, President and Chief Executive Officer	November 12, 2007

/s/ Christopher M. Hix Christopher M. Hix	Vice President and Chief Financial Officer (Principal Financial Officer)	November 12 2007

/s/ Kevin J. Brown Kevin J. Brown	Corporate Controller (Principal Accounting Officer)	November 12, 2007

*Thomas P. Loftis	Chairman Of Board	November 12, 2007
*Daniel W. Duval	Director	November 12, 2007
*David T. Gibbons	Director	November 12, 2007
*Stephen F. Kirk	Director	November 12, 2007
*Andrew G. Lampereur	Director	November 12, 2007
*William D. Manning	Director	November 12, 2007
*Dale L. Medford	Director	November 12, 2007

* The undersigned, by signing his name hereto, executes this Report on Form 10-K for the year ended August 31, 2007 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.

/s/ Peter C. Wallace
Peter C. Wallace
Their Attorney-in-fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
			Charged to
	Balance at	Charged to	Other
	Beginning of	Costs and	Accounts-		Deductions-		Balance at
Description	Period	Expenses	Describe		Describe		End of Period
		(in thousands)
Year Ended August 31, 2007
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$6,860	$2,455	$0		$3,126	(1)	$6,189
Inventory obsolescence	17,583	2,156	0		5,602	(2)	14,137
Deferred tax asset valuation allowance	23,151	1,421	0		5,432	(7)	19,140
Other reserves:
Warranty claims	7,605	2,188	0		1,871	(3)	7,922
Current & L-T insurance reserves	1,741	871	0		949	(4)	1,663
Restructuring reserves	1,755	0	0		1,497	(5)	258

Year Ended August 31, 2006
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$4,632	$2,828	$0		$600	(1)	$6,860
Inventory obsolescence	21,351	2,347	0		6,115	(2)	17,583
Deferred tax asset valuation allowance	23,296	1,201	0		1,346	(7)	23,151
Other reserves:
Warranty claims	9,176	3,134	0		4,705	(3)	7,605
Current & L-T insurance reserves	2,098	1,294	0		1,651	(4)	1,741
Restructure reserves	1,074	5,738	0		5,057	(5)	1,755

Year Ended August 31, 2005
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$4,018	$1,088	$0		$474	(1)	$4,632
Inventory obsolescence	20,651	3,425	0		2,725	(2)	21,351
Deferred tax asset valuation allowance	16,792	3,803	2,701	(6)	0		23,296
Other reserves:
Warranty claims	8,330	3,348	0		2,502	(3)	9,176
Current & L-T insurance reserves	2,203	1,680	0		1,785	(4)	2,098
Restructure reserves	667	5,677	0		5,270	(5)	1,074

Note (1)	Represents accounts receivable written off against the reserve, and impact from dispositions of $981,000 and $200,000 in fiscal 2007 and 2006, respectively.

Note (2)	Inventory items scrapped and written off against the reserve, and impact from dispositions of $2,484,000 and $2,800,000 in fiscal 2007 and 2006, respectively.

Note (3)	Warranty cost incurred applied against the reserve, and impact from dispositions of $91,000 and $970,000 in fiscal 2007 and 2006, respectively.

Note (4)	Spending against casualty reserve.

Note (5)	Spending against restructure reserve.

Note (6)	Increase to deferred tax asset and valauation allowance and exchange rates

Note (7)	Impact of exchange rates, valuation allowance release and changes in tax rates

INDEX TO EXHIBITS

(3)	ARTICLES OF INCORPORATION AND BY-LAWS:

	3.1	Amended Articles of Incorporation of Robbins & Myers, Inc.	F

	3.2	Code of Regulations of Robbins & Myers, Inc. was filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the Quarter ended February 28, 2007	*

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

	4.1	Fifth Amended and Restated Credit Agreement dated December 19, 2006 among Robbins & Myers, Inc., Robbins & Myers Finance Europe B.V., the Lenders named in the amended agreement and JP Morgan Chase Bank, N.A. as Administrative Agent and Issuing Bank was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 22, 2006.	*

	4.2	Amended and Restated Pledge and Security Agreement between Robbins & Myers, Inc. and Bank One, Dayton, N.A., dated May 15, 1998, was filed as Exhibit 4.2 to our Report on Form 10-K for the year ended August 31, 2003	*

	4.3	Form of $100 million senior note agreement dated May 1, 1998 was filed as Exhibit 4.1 to our Report on Form 10-Q for the quarter ended May 31, 1998	*

(10)	MATERIAL CONTRACTS:

	10.1	Robbins & Myers, Inc. Cash Balance Pension Plan (As Amended and Restated Effective as of October 1, 1999) was filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended August 31, 2001	*/M

	10.2	Third Amendment to the Robbins & Myers, Inc. Cash Balance Pension Plan, dated October 31, 2005 was filed as an Exhibit to our Current Report on Form 8-K filed on November 4, 2005	*/M

	10.3	Robbins & Myers, Inc. Employee Savings Plan as amended through August 31, 2000 was filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended August 31, 2000	*/M

	10.4	Robbins & Myers, Inc. Executive Supplemental Retirement Plan as amended through October 5, 2007	F/M

	10.5	Robbins & Myers, Inc. Executive Supplemental Pension Plan as amended through October 5, 2007	F/M

	10.6	Form of Indemnification Agreement between Robbins & Myers, Inc., and each director was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2001	*/M

	10.7	Robbins & Myers, Inc. 1994 Directors Stock Compensation Plan was filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended August 31, 2001	*/M

10.8	Robbins & Myers, Inc. 1994 Long-Term Incentive Stock Plan as amended was filed as Exhibit 10.11 to our Report on Form 10-K for the year ended August 31, 1996	*/M

10.9	Robbins & Myers, Inc. 1995 Stock Option Plan for Non-Employee Directors was filed as Exhibit 10.12 to our Report on Form 10-K for the year ended August 31, 1996	*/M

10.10	Robbins & Myers, Inc. Senior Executive Annual Cash Bonus Plan as amended through October 5, 2007	F/M

10.11	Robbins & Myers, Inc. 1999 Long-Term Incentive Stock Plan was filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-35856)	*/M

10.12	Robbins & Myers, Inc. 2004 Stock Incentive Plan as amended through October 4, 2007	F/M

10.13	Letter Agreement between Robbins & Myers, Inc. and Christopher M. Hix, dated July 17, 2006 was filed as an Exhibit to our Current Report on Form 8-K filed on July 17, 2006	*/M

10.14	Employment Agreement between Robbins & Myers, Inc. and Peter C. Wallace as amended through October 5, 2007 and dated November 9, 2007.	F/M

10.15	Form of Executive Officer Change of Control Agreement as amended through October 5, 2007 entered into with each of Gary S. Brewer, Kevin J. Brown, Christopher M Hix, and Saeid Rahimian	F/M

10.16	2006 Executive Supplemental Retirement Plan, effective August 31, 2006, and as amended through October 5, 2007	F/M

10.17	Asset and Share Purchase Agreement, dated February 28, 2006, among Robbins & Myers, Inc., Romaco International B.V., and Romaco Pharmatechnik GmbH and Coesia, S.p.A. was filed as an Exhibit to our Current Report on Form 8-K filed on March 3, 2006	*

10.18	Form of Option Award Agreement under Robbins & Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 5, 2007	F/M

10.19	Form of Award Agreement for Restricted Share Award under Robbins & Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 5, 2007	F/M

10.20	Form of Award Agreement for Performance Share Award under Robbins & Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 5, 2007	F/M

10.21	Award Agreement for Performance Share Award to Peter C. Wallace under Robbins &Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 6, 2005 was filed as an Exhibit to our Current Report on Form 8-K filed on October 11, 2005	*/M

(14)	CODE OF CONDUCT

	14.1	Robbins & Myers, Inc. Code of Business Conduct was filed as Exhibit 14.1 to our Report on Form 10-K for the year ended August 31, 2006	*

(21)	SUBSIDIARIES OF THE REGISTRANT

	21.1	Subsidiaries of Robbins & Myers, Inc.	F

(23)	CONSENTS OF EXPERTS AND COUNSEL

	23.1	Consent of Ernst & Young LLP	F

(24)	POWER OF ATTORNEY

	24.1	Powers of Attorney of any person who signed this Report on Form 10-K on behalf of another pursuant to a Power of attorney	F

(31)	RULE 13A–14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	F

	31.2	Rule 13a-14(a) CFO Certification	F

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	F

	32.2	Section 1350 CFO Certification	F

	“F”	Indicates Exhibit is being filed with this Report.

	"*”	Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission. Unless otherwise indicated, all incorporated items are incorporated from SEC File No. 000-288.

	“R”	Instrument with respect to indebtedness that does not exceed 10% of the Company’s total assets which is not being filed, but will be furnished to the Commission upon its request.

	“M”	Indicates management contract or compensatory arrangement.