Form 10-Q
period 2007-11-30
ROBBINS & MYERS INC
filed 2008-01-09
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007                                                                          File Number 0-288
Robbins & Myers, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Plum Street, Suite 260, Dayton, Ohio	45440

(Address of Principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: (937) 458-6600
None

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐     NO ☑
Common shares, without par value, outstanding as of November 30, 2007: 17,240,612

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	November 30,	August 31,
	2007	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$108,011	$116,110
Accounts receivable	151,255	152,779
Inventories:
Finished products	31,251	26,672
Work in process	41,870	36,187
Raw materials	39,754	36,337

	112,875	99,196
Other current assets	9,613	7,410
Deferred taxes	10,978	11,178

Total Current Assets	392,732	386,673
Goodwill	280,429	271,150
Other Intangible Assets	7,815	7,272
Deferred Taxes	9,528	9,583
Other Assets	11,980	12,196

Property, Plant and Equipment	292,136	280,583
Less accumulated depreciation	(157,233)	(151,314)

	134,903	129,269

TOTAL ASSETS	$837,387	$816,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$73,244	$78,890
Accrued expenses	100,286	105,394
Current portion of long-term debt	72,730	72,522

Total Current Liabilities	246,260	256,806
Long-Term Debt—Less Current Portion	30,595	30,553
Deferred Taxes	24,818	24,818
Other Long-Term Liabilities	87,469	79,019
Minority Interest	13,106	12,429
Shareholders’ Equity
Common stock	175,299	171,636
Retained earnings	224,836	217,548
Accumulated other comprehensive income	35,004	23,334

Total Shareholders’ Equity	435,139	412,518

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$837,387	$816,143

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	November 30,
	2007	2006

Net sales	$173,536	$154,433
Cost of sales	110,674	100,570

Gross profit	62,862	53,863
SG&A expenses	39,641	39,139
Other (income) expense	0	(4,439)

Income before interest and income taxes	23,221	19,163
Interest expense, net	727	1,540

Income before income taxes and minority interest	22,494	17,623
Income tax expense	7,955	6,663
Minority interest	601	347

Net income	$13,938	$10,613

Net income per share:
Basic	$0.81	$0.63

Diluted	$0.80	$0.62

Dividends per share:
Declared	$0.065	$0.055

Paid	$0.065	$0.055

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	November 30,
	2007	2006
Operating Activities:
Net income	$13,938	$10,613
Adjustments to reconcile net income to net cash and cash equivalents used by operating activities:
Depreciation	3,601	3,586
Amortization	395	423
Stock compensation expense	654	1,068
Gain on sale of facilities	0	(5,036)
Changes in operating assets and liabilities:
Accounts receivable	4,524	(7,110)
Inventories	(9,337)	(14,484)
Accounts payable	(7,917)	(1,559)
Accrued expenses	(9,781)	(9,798)
Other	(384)	552

Net Cash and Cash Equivalents Used by Operating Activities	(4,307)	(21,745)

Investing Activities:
Capital expenditures	(4,925)	(2,845)
Proceeds from sale of facilities	0	6,831

Net Cash and Cash Equivalents (Used) Provided by Investing Activities	(4,925)	3,986

Financing Activities:
Proceeds from debt borrowings	4,351	2,000
Payments of long-term debt	(5,112)	(1,285)
Proceeds from sale of common stock	3,008	6,577
Dividends paid	(1,114)	(926)

Net Cash and Cash Equivalents Provided by Financing Activities	1,133	6,366

Decrease in Cash and Cash Equivalents	(8,099)	(11,393)
Cash and Cash Equivalents at Beginning of Period	116,110	48,365

Cash and Cash Equivalents at End of Period	$108,011	$36,972

See Notes to Consolidated Condensed Financial Statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 2007
(Unaudited)
NOTE 1—Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“we”, “our”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of November 30, 2007 and August 31, 2007, and the results of our operations and cash flows for the three month periods ended November 30, 2007 and 2006. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.
While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2007. A summary of our significant accounting policies is presented therein on page 23. Other than the adoption of FIN No. 48, as discussed in Note 8, there have been no material changes in the accounting policies followed by us during fiscal year 2008.
NOTE 2 — Income Statement Information
Unless otherwise noted the recorded costs mentioned below in this note were included on the “Other (income) expense” line of our Consolidated Condensed Income Statement in the period indicated.
In the first quarter of fiscal 2007, we sold our Mexico City facility that was closed as we downsized our Process Solutions’ Reactor Systems business in Mexico as part of our fiscal 2005 restructuring program. The facility was sold for $6,000,000 resulting in a gain of $5,036,000.
In the first quarter of fiscal 2007, we also incurred $597,000 of restructuring costs in our Romaco segment. These costs primarily related to employee severance that resulted from downsizing and restructuring of Romaco, which was completed in fiscal 2007.
There are no material severance liabilities or costs in fiscal 2008. In fiscal 2007, the severance costs were recorded and paid within the first fiscal quarter. The following is a progression of the liability for termination benefits for the first quarter of fiscal 2007:

(In thousands)
Liability as of September 1, 2006	$1,074
Payments made	(872)
Costs incurred	349
Change in estimate	—

Liability at November 30, 2006	$551

In fiscal 2006, we completed the sale of two of our Romaco product lines — Hapa and Laetus — for total consideration of approximately $31,000,000. We received cash proceeds of $26,900,000 with the remaining purchase price paid into an escrow account to serve as collateral for claims by the purchaser under the terms of the Asset and Share Purchase Agreement. We have not recognized any additional gain for the cash paid into escrow as of November 30, 2007.

NOTE 3—Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three month period ended November 30, 2007, by operating segment, are as follows:

	Process	Fluid
	Solutions	Mgmt.	Romaco
	Segment	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2007	$153,189	$107,568	$10,393	$271,150
Translation adjustments	5,975	1,369	1,935	9,279

Balance as of November 30, 2007	$159,164	$108,937	$12,328	$280,429

Information regarding our other intangible assets is as follows:

	As of November 30, 2007			As of August 31, 2007
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and Trademarks	$11,916	$7,186	$4,730	$11,378	$7,093	$4,285
Non-compete Agreements	9,106	7,101	2,005	8,879	7,009	1,870
Financing Costs	9,679	8,683	996	9,559	8,571	988
Other	5,222	5,138	84	5,201	5,072	129

Total	$35,923	$28,108	$7,815	$35,017	$27,745	$7,272

NOTE 4—Net Income per Share

	Three Months Ended
	November 30,
	2007	2006
	(In thousands, except per
	share amounts)

Numerator:
Net income	$13,938	$10,613

Denominator:
Basic weighted average shares	17,185	16,852
Effect of dilutive options and restricted shares	136	179

Diluted shares	17,321	17,031

Basic net income per share	$0.81	$0.63

Diluted net income per share	$0.80	$0.62

NOTE 5—Product Warranties
Warranty obligations are contingent upon product failure rates, material required for the repairs and service delivery costs. We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.
Changes in our product warranty liability during the period are as follows (in thousands):

Three Months Ended
November 30, 2007

Balance at beginning of the period	$7,922
Warranty expense	527
Deductions / payments	(345)
Translation adjustment impact	124

Balance at end of the period	$8,228

NOTE 6—Long-Term Debt

November 30, 2007
(In thousands)

Senior debt:
Revolving credit loan	$0
Senior notes	100,000
Other	3,325

Total debt	103,325
Less current portion	72,730

Long-term debt	$30,595

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150,000,000 and includes a $100,000,000 expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable at least quarterly. Indebtedness under the Agreement and the Senior Notes, discussed below, is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. We have $37,057,000 of standby letters of credit outstanding at November 30, 2007. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors and reduce the amount we may borrow under our Agreement. Under the Agreement we have $112,943,000 of unused borrowing capacity.
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
We have an interest rate swap agreement that effectively modifies our exposure to interest rate risk by converting $30,000,000 of our fixed rate debt to floating rate debt. This agreement involves the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of underlying principal amounts. The mark-to-market values of both the fair value hedging instrument and the underlying debt obligation were equal and recorded as offsetting gains and losses in current period earnings. The fair value hedge qualifies for treatment under the short-cut method of measuring effectiveness. As a result, there is no impact on earnings due to hedge ineffectiveness. The interest rate swap agreement expires in May 2008 and allows us to receive an interest rate of 6.76% and pay an interest rate at LIBOR plus 3.72%.

NOTE 7 — Retirement Benefits
In September 2006 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in its Balance Sheet, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We adopted SFAS No. 158 on August 31, 2007.
Retirement and other postretirement plan costs are as follows:
Pension Benefits

	Three Months Ended
	November 30,
	2007	2006
	(In thousands)
Service cost	$362	$661
Interest cost	1,284	1,907
Expected return on plan assets	(938)	(1,660)
Amortization of prior service cost	86	176
Amortization of unrecognized losses	123	418

Net periodic benefit cost	$917	$1,502

Other Postretirement Benefits

	Three Months Ended
	November 30,
	2007	2006
	(In thousands)
Service cost	$77	$100
Interest cost	319	348
Amortization of prior service cost	40	55
Amortization of unrecognized losses	141	197

Net periodic benefit cost	$577	$700

NOTE 8—Income Taxes
The effective tax rate was 35.4% for the first quarter of fiscal 2008.
The effective tax rate was 37.8% for the first quarter of fiscal 2007. This rate is higher than the statutory rate primarily due to certain foreign losses where the tax benefit of those losses were not recognized because of uncertainty about our ability to utilize these tax losses against future taxable income. This was partially offset by lower statutory tax associated with the Mexico City land and building sale.
In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. This interpretation prescribes a framework for recognizing and measuring income tax benefit is for inclusion in the financial statements and also provides guidance on derecognition, classification, interest and penalties. FIN 48 provides that an income tax benefit is recognized in the financial statements when it is more likely than not that the benefit claimed or to be claimed on an income tax return will be sustained upon examination. The amount of income tax benefit recognized is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

The Company adopted the provisions of FIN No. 48 on September 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $6.4 million all of which would affect the effective tax rate if recognized in future periods. As a result of the implementation of FIN No.48, the Company recognized a $5.5 million increase in the liability for unrecognized tax benefits accounted for as a decrease to retained earnings (cumulative effect) as of September 1, 2007. There have been no significant changes in the balance of unrecognized tax benefits during the quarter ended November 30, 2007.
To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. As of September 1, 2007, the Company has accrued $440,000 million of interest and penalties related to unrecognized tax benefits.
The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
The Company is subject to income tax in approximately 22 countries where it operates including major operations in the United States, Canada, Germany, Italy, Switzerland, the United Kingdom and the Netherlands. The Company is open to examination in the United States from the tax year ended 2005. The Company’s non-U.S. locations are primarily open to examination from the tax year ended 2001.
NOTE 9—Comprehensive Income

	Three Months Ended
	November 30,
	2007	2006
	(In thousands)

Net income	$13,938	$10,613
Other comprehensive income:
Foreign currency translation	11,670	2,996
Other	0	18

Comprehensive income	$25,608	$13,627

NOTE 10—Stock Compensation
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. In addition, we sponsor stock option and stock compensation plans for non-employee directors. Under the plans, the stock option price per share may not be less than the fair market value per share as of the date of grant. For officers and other key employees, outstanding grants become exercisable over a three-year period, while options for non-employee directors are immediately exercisable. As of November 30, 2007 we had $4,600,000 of compensation expense not yet recognized related to nonvested stock awards. The weighted average period that this compensation cost will be recognized is twenty four months. Stock options of 84,000 shares and 241,500 shares were exercised in the first quarter of fiscal 2008 and 2007, respectively
Total stock compensation expense for all stock based awards for the first quarter of fiscal 2008 and 2007 was $654,000 ($425,000 after tax) and $1,068,000 ($641,000 after tax), respectively. The 2007 expense included $450,000 ($270,000 after tax) related to accelerated vesting of certain restricted stock awards based on share price performance relative to established targets. There are no additional outstanding awards with accelerated vesting provisions.

NOTE 11—Business Segments
We evaluate performance and allocate resources based on Income before Interest and Taxes “EBIT”. The following tables present information about our reportable business segments.

	Three Months Ended
	November 30,
	2007	2006
	(In thousands)

Unaffiliated Customer Sales
Fluid Management	$72,355	$65,593
Process Solutions	70,849	64,859
Romaco	30,332	23,981

Total	$173,536	$154,433

Income before Interest and Taxes (EBIT)
Fluid Management	$18,448	$15,209
Process Solutions	7,956	11,513
Romaco	1,545	(2,972)
Corporate and eliminations	(4,728)	(4,587)

Total	$23,221	$19,163

Fiscal 2007 includes a $5,036,000 gain on the sale of land and buildings in the Process Solutions segment and $597,000 of costs related to restructuring in the Romaco segment.
NOTE 12 — New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for the Company’s 2009 fiscal year, although early adoption is permitted. We are currently assessing the potential impact of SFAS No. 157 on our consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) revised the requirements of SFAS No. 141 related to fair value principles, the cost allocation process, and accounting for non-controlling (minority) interests. SFAS No. 141(R) will be effective for us beginning in fiscal 2010. We are currently evaluating the effect, if any, the adoption of SFAS No. 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends ARB 51, “Consolidated Financial Statements”, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 will be effective for us beginning in fiscal 2010. We are currently evaluating the effect, if any, the adoption of SFAS No. 160 will have on our consolidated financial statements.
Note 13 Subsequent Event
On January 9, 2008, the Company announced that its Board of Directors declared a 2-for-1 stock split of our common shares, to be effected in the form of a share dividend. Shareholders will receive one additional share for each common share owned as of the close of business on the record date of February 4, 2008. The additional shares will be issued on February 28, 2008. The Company’s common shares will begin trading on the split-adjusted basis on February 29, 2008.

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
Fluid Management. Our Fluid Management business segment designs, manufactures and markets equipment and systems used in oil and gas exploration and recovery, specialty chemical, wastewater treatment and a variety of other industrial applications. Primary brands include Moyno ®, Yale ®, New Era ®, Tarby ® and Hercules ®. Our products and systems include hydraulic drilling power sections; down-hole and industrial progressing cavity pumps and related products such as grinders for applications involving the flow of viscous, abrasive and solid-laden slurries and sludge; and a broad line of ancillary equipment, such as rod guides, rod and tubing rotators, wellhead systems, pipeline closure products and valves. These products and systems are used at the wellhead and in subsurface drilling and production, along with industrial pump applications in wastewater and chemical processing.
Process Solutions. Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels, standard and customized fluid-agitation equipment and systems and customized fluoropolymer-lined fittings, vessels and accessories, primarily for the pharmaceutical and fine chemical markets. Primary brands are Pfaudler ®, Tycon-Technoglass ®, Chemineer ® and Edlon ®.
Romaco Our Romaco business segment designs, manufactures and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutriceutical and cosmetic industries. Packaging applications include dosing, filling and sealing of vials, capsules, tubes, bottles and blisters, as well as customized packaging. Primary brands are Noack ®, Siebler ®, FrymaKoruma ®, Macofar ®, and Promatic ®.
The following tables present the components of our consolidated income statement and segment information for the three month periods of fiscal 2008 and 2007.

	Three Months Ended
	November 30,
	2007	2006
Net Sales	100.0%	100.0%
Cost of sales	63.8	65.1

Gross profit	36.2	34.9
SG&A expenses	22.8	25.3
Other (income) expense	0	(2.8)

EBIT	13.4%	12.4%

	Three Months Ended
	November 30,
	2007	2006
	(In thousands, except %’s)
Segment
Fluid Management:
Sales	$72,355	$65,593
EBIT	18,448	15,209
EBIT %	25.5%	23.2%

Process Solutions:
Sales	$70,849	$64,859
EBIT	7,956	11,513
EBIT %	11.2%	17.8%

Romaco:
Sales	$30,332	$23,981
EBIT	1,545	(2,972)
EBIT %	5.1%	(12.4)%
Impact of Other Charges
Unless otherwise noted the recorded costs mentioned below in this note were included on the “Other (income) expense” line of our Consolidated Condensed Income Statement in the period indicated.
In the first quarter of fiscal 2007, we sold our Mexico City facility that was closed as part of our Process Solutions’ fiscal 2005 restructuring program. The facility was sold for $6.0 million and resulted in a gain of $5.0 million.
In the first quarter of fiscal 2007, we also incurred $0.6 million of restructuring costs in our Romaco segment. These costs primarily related to employee severance that resulted from downsizing and restructuring of Romaco, which was completed in fiscal 2007.
There are no material severance liabilities or costs in fiscal 2008. In fiscal 2007, severance costs were recorded and paid within the first fiscal quarter. The following is a progression of the liability for termination benefits for the first quarter of fiscal 2007:

(In thousands)
Liability as of September 1, 2006	$1,074
Payments made	(872)
Costs incurred	349
Change in estimate	—

Liability at November 30, 2006	$551

Net Sales
Consolidated net sales for the first quarter of fiscal 2008 were $173.5 million, $19.1 million higher than net sales for the first quarter of fiscal 2007. The first quarter of fiscal 2007 included $1.0 million of sales from product lines subsequently disposed. Exchange rates accounted for $10.0 million of the increase in sales.
The Fluid Management segment had sales of $72.4 million in the first quarter of fiscal 2008 compared with $65.6 million in the first quarter of fiscal 2007. Currency translation accounted for $2.7 million of the increase, the remaining $4.1 million, 6.2%, was from strong demand for oilfield equipment products due to high levels of oil and gas exploration and recovery activity. Orders for this segment increased to $82.8 million in the first quarter of fiscal 2008 from $66.5 million in the first quarter of fiscal 2007, primarily driven by strong demand for oilfield equipment products. This strong order performance resulted in an increase of over $10 million in order backlog from fiscal year end 2007 levels.
The Process Solutions segment had sales of $70.8 million in the first quarter of fiscal 2008 compared with $64.9 million in the first quarter of fiscal 2007, an increase of 9.2%. Currency translation contributed $4.2 million to the increase in sales, with the remaining organic sales increase of 2.8%. Incoming orders in this segment were $77.4 million in the first quarter of fiscal 2008 as compared with $65.1 million in the first quarter of fiscal 2007. Excluding currency impact, orders increased 7.6% over the prior year period. Ending backlog of $105.5 million is $6.6 million above fiscal year end 2007 levels. The increases in sales, orders and backlog reflect continued favorable conditions in our end markets, primarily chemical processing.
The Romaco segment had sales of $30.3 million in the first quarter of fiscal 2008 compared with $24.0 million in the comparable period of the prior year. Excluding the impact of currency translation and disposed product lines, sales increased $4.2 million or 18.2%. Orders of $33.7 million represent an increase of $3.4 million over the prior year first quarter, or $1.2 million after adjusting for the disposed product lines and currency effects. Backlog increased $3.3 million since fiscal year end 2007. The increases in sales, orders and backlog reflect favorable conditions in the pharmaceutical packaging market and continued expansion into developing areas of the world.
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
Consolidated EBIT for the first quarter of fiscal 2008 was $23.2 million, an increase of $4.1 million from the first quarter of fiscal 2007. First quarter 2007 results included net other income of $4.4 million that resulted from a property sale gain of $5.0 million and $0.6 million of restructuring charges. After the impact of the net change in other income, EBIT increased $8.5 million, primarily due to increased sales and completed restructuring activities in the Romaco segment.
The Fluid Management segment had EBIT of $18.4 million in the first quarter of fiscal 2008 as compared with $15.2 million in the first quarter of fiscal 2007. Approximately $1.3 million of the increase in EBIT was from currency gains with the remaining increase due to the organic sales increase of $4.1 million described above.
The Process Solutions segment had EBIT of $8.0 million in the first quarter of fiscal 2008 compared with $11.5 million in the first quarter of fiscal 2007, a decrease of $3.6 million. First quarter 2007 results included a $5.0 million property sale gain. After the impact of the property sale gain from the prior year, EBIT increased $1.4 million. Approximately $0.5 million of this increase was due to currency gains with the remaining increase attributable to the volume increase discussed above.
The Romaco segment had EBIT of $1.5 million in the first quarter of fiscal 2008, an increase of $4.5 million over first quarter of fiscal 2007. This increase in profitability was due to $1.5 million of benefits from restructuring activities, $0.6 million of restructuring costs in fiscal 2007 which did not repeat in fiscal 2008 and increased sales volume.
Interest Expense
Net interest expense was $0.7 million in the first quarter of fiscal 2008 and $1.5 million in the same period of fiscal 2007. The decrease resulted from higher levels of short-term investing due to increased cash balances in fiscal 2008.

Income Taxes
The effective tax rate was 35.4% for the first quarter of fiscal 2008 compared to 37.8% in the prior year period. The lower effective rate was due to the current year rate benefit from the release of a valuation allowance for a net operating loss in Italy, while the prior year rate included additional tax expense related to tax losses in certain tax jurisdictions for which no benefit was recorded.
The Company adopted the provisions of FIN No. 48 on September 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $6.4 million all of which would affect the effective tax rate if recognized in future periods. As a result of the implementation of FIN No.48, the Company recognized a $5.5 million increase in the liability for unrecognized tax benefits accounted for as a decrease to retained earnings (cumulative effect) as of September 1, 2007. There have been no significant changes in the balance of unrecognized tax benefits during the quarter ended November 30, 2007.
Liquidity and Capital Resources
Operating Activities
In the first quarter of fiscal 2008, our cash flow used by operations was $17.4 million better than the prior year. The improvement was from accounts receivable collections and improved operating profit. Seasonally our first quarter uses cash because of increased inventory to support higher backlog, variable compensation payments, pension contributions and interest and tax payments.
We expect our fiscal 2008 operating cash flow to be adequate to fund fiscal year 2008 operating needs, , shareholder dividend payments and planned capital expenditures. We have $70 million of Senior Notes that are due on May 1, 2008. Our cash and our revolving credit agreement are sufficient to retire these notes upon maturity.
Investing Activities
Our capital expenditures were $4.9 million in the first quarter of fiscal 2008 compared with $2.8 million in the first quarter of fiscal 2007. Our capital expenditures were primarily for information technology systems and capacity expansion in the Fluid Management and Process Solutions segments. There were no facility sales in fiscal 2008, while $6.8 million of cash was generated from facility sales in the prior year.
Financing Activities
Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150 million and includes a $100 million expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable at least quarterly. Indebtedness under the Agreement is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. While no amounts are outstanding under the Agreement at November 2007, we have $37.1 million of standby letters of credit outstanding at November 30, 2007. Accordingly, under the Agreement we have $112.9 million of unused borrowing capacity. These standby letters of credit are used as security for advance payments received from customers, performance guarantees, security related to other sale agreements and future payments to our vendors.
We have $70 million of Senior Notes that are due on May 1, 2008 and are therefore classified as a current liability as of November 30, 2007. The Agreement described above provides the capacity to refinance these Senior Notes on a long-term basis.

Following is information regarding our long-term contractual obligations and other commitments outstanding as of November 30, 2007:

	Payments Due by Period
			Two to	Four to
		One year	three	five	After five
Long-term contractual obligations	Total	or less	years	years	years
	(In thousands)
Long-term debt	$103,325	$72,730	$30,595	$0	$0
Operating leases (1)	10,000	3,000	4,500	2,000	500

Total contractual cash obligations	$113,325	$75,730	$35,095	$2,000	$500

(1)	Operating leases are estimated as of November 30, 2007 and consist primarily of building and equipment leases.
The only other commercial commitments outstanding were standby letters of credit of $37.1 million, which are substantially due within one year.

Critical Accounting Policies
In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are straightforward. There are, however, some policies that are critical because they are important in determining the financial condition and results of operations and some may involve management judgments due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts. These policies are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Report on Form 10-K for the year ended August 31, 2007. Other than the adoption of FIN No. 48, as discussed in Note 8, there have been no material changes in the accounting policies followed by us during fiscal 2008.
Safe Harbor Statement
In addition to historical information, this report contains forward-looking statements identified by use of words such as “expects,” “anticipates,” “believes,” and similar expressions. These statements reflect management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties include, but are not limited to: a significant decline in capital expenditures in the specialty chemical and pharmaceutical industries; a major decline in oil and natural gas prices; foreign exchange rate fluctuations; work stoppages related to union negotiations; customer order cancellations; business disruptions caused by the implementation of business computer systems; our ability to comply with the financial covenants and other provisions of our financing arrangements; events or circumstances which result in an impairment of assets; the potential impact of U.S. and foreign legislation, government regulations, and other governmental action, including those relating to export and import of products and materials, and changes in the interpretation and application of such laws and regulations; the outcome of audit, compliance, administrative or investigatory reviews; and general economic conditions that can affect demand in the process industries. Except as otherwise required by law, we do not undertake any obligation to publicly update or revise these forward- looking statements to reflect events or circumstances after the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In our normal operations we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended November 30, 2007. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2007.
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of November 30, 2007. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.
Based on this evaluation management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of November 30, 2007.
(B) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II—Other Information
Item 1A. Risk Factors
For information regarding factors that could affect the Company’s operations, financial condition and liquidity, see the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s repurchases of its common shares during the quarter ended November 30, 2007 is as follows:

			Total Number of	Maximum Number (or
		Average	Shares Purchased as	Approximate Dollar
	Total Number	Price	Part of Publicly	Value) of Shares that Must
	of Shares	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased (a)	Share	Programs	the Plans or Programs
September 2007	—	$—	—	—
October 2007	1,651	58.70	—	—
November 2007	—	—	—	—

Total	1,651	$58.70	—	—

(a)	During the first quarter of fiscal 2008, the Company purchased 1,651 of its common shares in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.
Item 6. Exhibits
a)	Exhibits — see INDEX TO EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.
DATE: January 9, 2008	BY	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: January 9, 2008	BY	/s/ Kevin J. Brown
Kevin J. Brown
Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	(F)

	31.2	Rule 13a-14(a) CFO Certification	(F)

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	(F)

	32.2	Section 1350 CFO Certification	(F)

“F”	Filed herewith