Form 10-Q
period 2008-02-29
ROBBINS & MYERS INC
filed 2008-03-27
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2008	File Number 0-288
Robbins & Myers, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Plum Street Suite 260	45440

(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number including area code:	(937) 458-6600
None

Former name, former address and former fiscal year if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☑
Common shares, without par value, outstanding as of February 29, 2008: 34,495,072

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	February 29,	August 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$130,774	$116,110
Accounts receivable	144,861	152,779
Inventories:
Finished products	31,779	26,672
Work in process	47,057	36,187
Raw materials	41,712	36,337

	120,548	99,196
Other current assets	9,336	7,410
Deferred taxes	9,969	11,178

Total Current Assets	415,488	386,673
Goodwill	283,155	271,150
Other Intangible Assets	7,811	7,272
Deferred Taxes	8,226	9,583
Other Assets	12,349	12,196
Property, Plant and Equipment	295,064	280,583
Less accumulated depreciation	(160,158)	(151,314)

	134,906	129,269

TOTAL ASSETS	$861,935	$816,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$75,091	$78,890
Accrued expenses	103,394	105,394
Current portion of long-term debt	73,741	72,522

Total Current Liabilities	252,226	256,806
Long-Term Debt—Less Current Portion	30,530	30,553
Deferred Taxes	24,818	24,818
Other Long-Term Liabilities	88,108	79,019
Minority Interest	13,108	12,429
Shareholders’ Equity
Common stock	177,021	171,636
Retained earnings	239,877	217,548
Accumulated other comprehensive income	36,247	23,334

Total Shareholders’ Equity	453,145	412,518

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$861,935	$816,143

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Net sales	$184,932	$162,498	$358,468	$316,931
Cost of sales	118,697	107,649	229,371	208,219

Gross profit	66,235	54,849	129,097	108,712
SG&A expenses	41,113	37,195	80,754	76,334
Other	(1,099)	1,860	(1,099)	(2,579)

Income before interest and income taxes	26,221	15,794	49,442	34,957
Interest expense	779	1,345	1,506	2,885

Income before income taxes and minority interest	25,442	14,449	47,936	32,072
Income tax expense	8,583	6,288	16,538	12,951
Minority interest	522	229	1,123	576

Net income	$16,337	$7,932	$30,275	$18,545

Net income per share:
Basic	$0.47	$0.23	$0.88	$0.55

Diluted	$0.47	$0.23	$0.88	$0.54

Weighted average common shares outstanding:
Basic	34,488	34,116	34,429	33,909

Diluted	34,620	34,331	34,548	34,087

Dividends per share:
Declared	$0.0375	$0.0325	$0.07	$0.06

Paid	$0.0375	$0.0325	$0.07	$0.06

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	February 29,	February 28,
	2008	2007
Operating Activities:
Net income	$30,275	$18,545
Adjustments to reconcile net income to net cash and cash equivalents provided (used) by operating activities:
Depreciation	6,837	7,425
Amortization	933	752
Net gain on sale of product lines/facilities	(1,099)	(3,976)
Stock compensation expense	1,436	1,726
Changes in operating assets and liabilities:
Accounts receivable	16,972	(20,070)
Inventories	(9,363)	(14,327)
Accounts payable	(8,386)	971
Accrued expenses	(14,215)	(2,689)
Other	(1,585)	(3,702)

Net Cash and Cash Equivalents Provided (Used) by Operating Activities	21,805	(15,345)

Investing Activities:
Capital expenditures, net of nominal disposals	(8,755)	(7,870)
Proceeds from sales of product lines/facilities	3,996	6,831
Acquisition of business, net of cash acquired	(5,061)	0

Net Cash and Cash Equivalents Used by Investing Activities	(9,820)	(1,039)

Financing Activities:
Proceeds from debt borrowings	9,997	8,470
Payments of long-term debt	(8,861)	(6,429)
Amended credit agreement fees	0	(432)
Proceeds from exercise of options and sale of common stock	2,413	7,327
Tax benefit from exercise of options	1,539	1,169
Cash dividends paid	(2,409)	(2,035)

Net Cash and Cash Equivalents Provided by Financing Activities	2,679	8,070

Increase (Decrease) in Cash and Cash Equivalents	14,664	(8,314)
Cash and Cash Equivalents at Beginning of Period	116,110	48,365

Cash and Cash Equivalents at End of Period	$130,774	$40,051

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
February 29, 2008
(Unaudited)
NOTE 1—Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“we” “our”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of February 29, 2008, and August 31, 2007, and the results of our operations for the three and six months periods ended February 29, 2008, and February 28, 2007, and cash flows for the six month periods ended February 29, 2008, and February 28, 2007. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.
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
During the fiscal 2008 and 2007 three and six month periods we sold facilities and incurred costs related to a restructuring program announced in fiscal 2005. The restructuring plan was initiated to improve the profitability of our Romaco and Process Solutions segments and included plant closures, sales of excess facilities, personnel reductions, product line sales and other activities. The restructuring program was completed as of the end fiscal 2007. However, a facility was sold in the second quarter of fiscal 2008.
In the second quarter of fiscal 2008 we sold a facility related to a previously disposed product line for $3,996,000, with a resulting gain of $1,099,000. The product line had been part of our Romaco segment, and the property was leased to the acquirer of that product line.
In the second quarter of fiscal 2007 we sold a product line and a sales organization which was part of our Romaco segment. We received minimal proceeds and recorded a loss on the sale of $1,060,000. Also in the second quarter of fiscal 2007, we incurred $800,000 of other costs related to the downsizing and restructuring of Romaco. Restructuring costs in the Romaco segment for the six month period of fiscal 2007 were $2,457,000, including the previously mentioned loss on sale.
In the first quarter of fiscal 2007 we sold a facility for $6,000,000 and recorded a $5,036,000 gain, which is included in the financial results for the six month period of fiscal 2007. The facility was part of the Process Solutions segment.
In fiscal 2006 we sold two of our Romaco brands. As part of that transaction €3,500,000 (currently $5,300,000) was paid into an escrow account to serve as collateral for potential claims by the purchaser under the terms of the Asset and Share Purchase Agreement (“Agreement”). We have not recognized any additional gain for the cash paid into escrow as of February 29, 2008. The substantive financial guarantees in this Agreement contractually lapse on March 31, 2008, at which time the final payment from escrow will be determinable, other than potential disputes that could arise, and the final gain, if any, will be recorded.

NOTE 3—Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six month period ended February 29, 2008, by operating segment, are as follows:

	Process Solutions	Fluid Mgmt.	Romaco
	Segment	Segment	Segment	Total
		(In thousands)
Balance as of September 1, 2007	$153,189	$107,568	$10,393	$271,150
Acquisition	1,370	0	0	1,370
Translation adjustments and other	7,000	1,359	2,275	10,635

Balance as of February 29, 2008	$161,559	$108,927	12,668	$283,155

Information regarding our other intangible assets is as follows:

	As of February 29, 2008			As of August 31, 2007
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
			(In thousands)
Patents and Trademarks	$12,118	$7,262	$4,856	$11,378	$7,093	$4,285
Non-compete Agreements	9,194	7,176	2,018	8,879	7,009	1,870
Financing Costs	9,725	8,788	937	9,559	8,571	988
Other	5,182	5,182	0	5,201	5,072	129

Total	$36,219	$28,408	$7,811	$35,017	$27,745	$7,272

NOTE 4—Net Income per Share

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Numerator:
Basic:
Net income	$16,337	$7,932	$30,275	$18,545

Denominator:
Basic:
Weighted average shares	34,488	34,116	34,429	33,909
Effect of dilutive securities:
Dilutive options and restricted shares	132	215	119	178

Diluted shares	34,620	34,331	34,548	34,087

Basic net income per share	$0.47	$0.23	$0.88	$0.55

Diluted net income per share	$0.47	$0.23	$0.88	$0.54

On January 9, 2008, we declared a 2-for-1 stock split of our common shares effected in the form of a share distribution. The record date for this stock split was February 4, 2008, and the additional shares were issued on February 28, 2008. All net income per share information has been adjusted to reflect this stock split.

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
Changes in our product warranty liability during the period are as follows:

Six Months Ended
February 29, 2008
(In thousands)
Balance at beginning of the period	$7,922
Warranties on current period sales	1,015
Deductions/payments	(840)
Translation adjustment impact	150

Balance at end of the period	$8,247

NOTE 6—Long-Term Debt

February, 29 2008
(In thousands)
Senior debt:
Revolving credit loan	$0
Senior notes	100,000
Other	4,271
Total debt	104,271
Less current portion	73,741

Long-term debt	$30,530

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150,000,000 and includes a $100,000,000 expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable at least quarterly. Indebtedness under the Agreement and the Senior Notes, discussed below, is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. We have $30,080,000 of standby letters of credit outstanding at February 29, 2008. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors and reduce the amount we may borrow under our Agreement. Under the Agreement we have $119,920,000 of unused borrowing capacity.
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
NOTE 7 — Retirement Benefits
Retirement and other postretirement plan costs are as follows:
Pension Benefits

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Service cost	$726	$661	$1,088	$1,321
Interest cost	2,905	1,907	4,189	3,813
Expected return on plan assets	(3,000)	(1,660)	(3,938)	(3,320)
Amortization of prior service cost	36	176	122	352
Amortization of unrecognized losses	249	418	372	837

Net periodic benefit cost	$916	$1,502	$1,833	$3,003

Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Service cost	$77	$100	$154	$201
Interest cost	319	348	638	696
Amortization of prior service cost	141	55	282	110
Amortization of unrecognized losses	40	197	80	394

Net periodic benefit cost	$577	$700	$1,154	$1,401

NOTE 8—Income Taxes
The effective tax rate was 33.7% for the second quarter and 34.5% for the year to date period of fiscal 2008. The lower effective rate was due to the current year rate benefit from the release of valuation allowances for net operating losses in certain non U.S. tax jurisdictions.
The effective tax rate was 43.5% for the second quarter and 40.4% for the year to date period of fiscal 2007. The second quarter fiscal 2007 effective rate was higher than the year to date rate due to the lower tax associated with the gain on the Mexico City land and building sale in the first quarter of fiscal 2007 and due to profitability of operations in certain jurisdictions allowing for the utilization of NOLs which had full valuation allowances. This rate was higher than the statutory rate primarily due to certain foreign losses where the tax benefit of those losses was not recognized because of uncertainty about our ability to utilize these tax losses against future taxable income.
In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. This interpretation prescribes a framework for recognizing and measuring income tax benefits for inclusion in the financial statements and also provides guidance on derecognition, classification, interest and penalties. FIN 48 provides that an income tax benefit is recognized in the financial statements when it is more likely than not that the benefit claimed or to be claimed on an income tax return will be sustained upon examination. The amount of income tax benefit recognized is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
The Company adopted the provisions of FIN No. 48 on September 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $6.4 million all of which would affect the effective tax rate if recognized in future periods. As a result of the implementation of FIN No.48, the Company recognized a $5.5 million increase in the liability for unrecognized tax benefits accounted for as a decrease to retained earnings (cumulative effect) as of September 1, 2007. There have been no material changes in the balance of unrecognized tax benefits during the quarter ended February 29, 2008.
To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. As of September 1, 2007, the Company has accrued $440,000 of interest and penalties related to unrecognized tax benefits.
The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
The Company is subject to income tax in numerous jurisdictions where it operates including major operations in the United States, Canada, Germany, Italy, Switzerland, the United Kingdom and the Netherlands. The Company is open to examination in the United States from the tax year ended 2005. The Company’s non-U.S. locations are primarily open to examination from the tax year ended 2001.
NOTE 9—Comprehensive Income

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Net income	$16,337	$7,932	$30,275	$18,545
Other comprehensive income:
Foreign currency translation	1,243	(1,804)	12,913	1,210

Comprehensive income	$17,580	$6,126	$43,188	$19,755

NOTE 10—Stock Compensation
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. In addition, we sponsor stock option and stock compensation plans for non-employee directors. Under the plans, the stock option price per share may not be less than the fair market value per share as of the date of grant. For officers and other key employees, outstanding grants become exercisable over a three-year period, while options for non-employee directors are immediately exercisable. As of February 29, 2008, we had $5,700,000 of compensation expense not yet recognized related to nonvested stock awards. The weighted average period that this compensation cost will be recognized is twenty-one months. Stock options of 84,000 shares and 279,000 shares were exercised in the first six months of fiscal 2008 and 2007, respectively
Total stock compensation expense for all stock based awards for the first six months of fiscal 2008 and 2007 was $1,436,000 ($862,000 after tax) and $1,726,000 ($1,036,000 after tax), respectively. The 2007 expense included $450,000 ($270,000 after tax) related to accelerated vesting of certain restricted stock awards based on share price performance relative to established targets. There are no additional outstanding awards with performance based accelerated vesting provisions.
NOTE 11—Business Segments
The following tables present information about our reportable business segments.

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Unaffiliated customer sales:
Fluid Management	$76,509	$68,225	$148,864	$133,818
Process Solutions	74,952	63,010	145,801	127,869
Romaco	33,471	31,263	63,803	55,244

Total	$184,932	$162,498	$358,468	$316,931

Income (loss) before Interest and Taxes (“EBIT”)
Fluid Management	$20,970	$17,216	$39,418	$32,425
Process Solutions	7,474	4,639	15,430	16,152
Romaco	2,106	(2,300)	3,651	(5,272)
Corporate and eliminations	(4,329)	(3,761)	(9,057)	(8,348)

Total	$26,221	$15,794	$49,442	$34,957

The Romaco segment results for the second quarter and year to date periods of fiscal 2008 include a facility sale gain of $1,099,000 and the second quarter and year to date periods of fiscal 2007 include a loss on the sale of a product line and restructuring costs totaling $1,860,000 and $2,457,000, respectively.
The Process Solutions segment results for the year to date period of fiscal 2007 includes a facility sale gain of $5,036,000.
NOTE 12 — New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective at the beginning of the Company’s 2009 fiscal year, although early adoption is permitted. We are currently assessing the potential impact of SFAS No. 157 on our consolidated financial statements.
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
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-3.1
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Overview
We are a leading designer, manufacturer and marketer of engineered, application-critical equipment and systems for the global energy, industrial, chemical and pharmaceutical markets. For the first six months of fiscal 2008, the energy, chemical and pharmaceutical markets have been favorable and have contributed to the improved operating results in each of our segments. With approximately 60% of our sales outside the United States, we have also been favorably impacted by foreign currency translation. We attribute our success primarily to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. We have initiatives to improve our performance in these key areas. Our business consists of three market focused segments: Fluid Management, Process Solutions and Romaco.
Fluid Management. Markets served by our Fluid Management segment have been strong. Our primary objective for this segment is to ensure that we continue to capture and increase the opportunities in this growing business. We are increasing our manufacturing capacity through improved asset utilization and measured levels of capital expenditures, as well as delivering valued new product offerings in our niche market sectors. Our Fluid Management business segment designs, manufactures and markets equipment and systems, including hydraulic drilling power sections, down-hole and industrial progressing cavity pumps, wellhead systems, grinders, rod guides, tubing rotators and pipeline closures, used in oil and gas exploration and recovery, specialty chemical, wastewater treatment and a variety of other industrial applications.
Process Solutions. Key end markets served by our Process Solutions segment, specialty chemical and pharmaceutical, are experiencing global growth, particularly in Asia. Our primary objectives are to improve productivity through integration of operations and process improvements and to increase our presence in Asia. Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels, standard and customized fluid-agitation equipment and systems and customized fluoropolymer-lined fittings, vessels and accessories, primarily for the pharmaceutical and fine chemical markets.
Romaco. Our customer base within the key markets served by the Romaco segment, pharmaceutical (especially generics), cosmetics and healthcare, are expanding in developing areas of the world. Profitability in our Romaco segment has been below our expectations, but we are beginning to see the benefits of the restructuring program completed in fiscal 2007. We remain focused on simplifying this business and managing its cost structure in order to improve profit levels and serve customers in these developing global areas in a cost effective manner. Our Romaco business segment designs, manufactures and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutriceutical and cosmetic industries. Packaging applications include dosing, filling and sealing of vials, capsules, tubes, bottles and blisters, as well as customized packaging.

The following tables present the components of our consolidated statement of operations and segment information for the three and six month periods of fiscal 2008 and 2007.

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.2	66.2	64.0	65.7

Gross profit	35.8	33.8	36.0	34.3
SG&A expenses	22.2	22.9	22.5	24.1
Other	(0.6)	1.2	(0.3)	(0.8)

EBIT	14.2	9.7	13.8	11.0
Interest expense	0.4	0.8	0.4	0.9
Income tax expense	4.7	3.9	4.6	4.0
Minority interest	0.3	0.1	0.3	0.2

Net income	8.8%	4.9%	8.4%	5.9%

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	(In thousands, except %’s)
Segment
Fluid Management:
Sales	$76,509	$68,225	$148,864	$133,818
EBIT	20,970	17,216	39,418	32,425
EBIT%	27.4%	25.2%	26.5%	24.2%

Process Solutions:
Sales	$74,952	$63,010	$145,801	$127,869
EBIT	7,474	4,639	15,430	16,152
EBIT%	10.0%	7.4%	10.6%	12.6%

Romaco:
Sales	$33,471	$31,263	$63,803	$55,244
EBIT	2,106	(2,300)	3,651	(5,272)
EBIT%	6.3%	(7.4)%	5.7%	(9.5)%
The Company’s operating performance is evaluated using several measures. One of those measures, EBIT, is income before interest and income taxes and is reconciled to net income on our Consolidated Condensed Statement of Operations. We evaluate performance of our business segments and allocate resources based on EBIT. EBIT is not, however, a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income as a measure of our operating results. EBIT is not a measure of cash available for use by management.
Impact of Other Charges
Unless otherwise noted the recorded costs mentioned below were included on the “Other” line of our Consolidated Condensed Statement of Operations in the period indicated.
During the fiscal 2008 and 2007 three and six month periods we sold facilities and incurred costs related to a restructuring program announced in fiscal 2005. The restructuring plan was initiated to improve the profitability of our Romaco and Process Solutions segments and included plant closures, sales of excess facilities, personnel reductions, product line sales and other activities. The restructuring program was completed as of the end of fiscal 2007. However, a facility was sold in the second quarter of fiscal 2008.

In the second quarter of fiscal 2008 we sold a facility related to a previously disposed product line for $4.0 million and a resulting gain of $1.1 million. The product line had been part of our Romaco segment and the property was leased to the acquirer of that product line.
In the second quarter of fiscal 2007 we sold a product line and a sales organization which was part of our Romaco segment. We received minimal proceeds and recorded a loss on the sale of $1.1 million. Also in the second quarter of fiscal 2007, we incurred $0.8 million of other costs related to the downsizing and restructuring of Romaco. Restructuring costs in the Romaco segment for the six mother period of fiscal 2007 were $2.5 million, including the previously mentioned loss on sale.
In the first quarter of fiscal 2007 we sold a facility for $6.0 million and recorded a $5.0 million gain, which is included in the financial results for the six month period of fiscal 2007. The facility was part of the Process Solutions segment.
In fiscal 2006 we sold two of our Romaco brands. As part of that transaction €3,500,000 (currently $5,300,000) was paid into an escrow account to serve as collateral for potential claims by the purchaser under the terms of the Asset and Share Purchase Agreement (“Agreement”). We have not recognized any additional gain for the cash paid into escrow as of February 29, 2008. The substantive financial guarantees in this Agreement contractually lapse on March 31, 2008, at which time the final payment from escrow will be determinable, other than potential disputes that could arise, and the final gain, if any, will be recorded.

Three months ended February 29, 2008
Net Sales
Consolidated net sales for the second quarter of fiscal 2008 were $184.9 million, $22.4 million higher than net sales for the second quarter of fiscal 2007. Excluding the impact of currency translation and acquisitions and dispositions, sales increased by $10.9 million, or 7%.
The Fluid Management segment had sales of $76.5 million in the second quarter of fiscal 2008 compared with $68.2 million in the second quarter of fiscal 2007. Currency translation accounted for $3.0 million of the increase, and the remaining $5.3 million increase, 7.7%, was primarily from increased demand for oilfield equipment products due to high levels of oil and gas exploration and recovery activity. Orders for this segment were $74.2 million in the second quarter of fiscal 2008 compared to $79.9 million in the prior year period. The prior year period included a large international order which did not repeat in the current period. Ending backlog of $51.1 million is 11% higher than in the prior year.
The Process Solutions segment had sales of $75.0 million in the second quarter of fiscal 2008 compared with $63.0 million in the second quarter of fiscal 2007, an increase of 19%. Excluding the impact of currency translation and acquisitions, sales increased $4.3 million, or 7.0%, over the prior year period. This increase is largely attributable to a stronger global chemical market and increased Asian region sales. Excluding currency translation and acquisition impacts, orders increased 22% to $94.0 million primarily driven by projects in the chemical market and activity in the Asia region. Ending backlog of $138.2 million is 45% above prior year levels.
The Romaco segment had sales of $33.5 million in the second quarter of fiscal 2008 compared with $31.3 million in the second quarter of fiscal 2007. Excluding the impact of currency translation and disposed product lines, sales increased $1.3 million or 4.6% over the prior year period. Orders increased by 26% over last year’s second quarter after adjusting for currency and disposed product lines. Backlog has increased to $74.3 million, $13.2 million over the same period of the prior year. The organic increase in sales, orders and backlog reflect favorable conditions in the pharmaceutical packaging market and our increased expansion into developing areas of the world.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the second quarter of fiscal 2008 was $26.2 million, an increase of $10.4 million from the second quarter of fiscal 2007. Second quarter 2008 results included other income of $1.1 million resulting from a gain on the sale of a facility, while second quarter 2007 results included other expense of $1.8 million from restructuring costs and a loss on the disposal of an unprofitable product line. After the net change in the other (income) expense, EBIT increased $7.5 million, primarily due to increased sales and restructuring activities completed in the Romaco segment in fiscal 2007.
The Fluid Management segment had EBIT of $21.0 million in the second quarter of fiscal 2008 as compared with $17.2 million in the second quarter of fiscal 2007. The increase in EBIT is due principally to the sales increase described above.
The Process Solutions segment had EBIT of $7.5 million in the second quarter of fiscal 2008 compared with $4.6 million in the second quarter of fiscal 2007, an increase of $2.9 million. The increase in EBIT is due principally to the sales increase described above.
The Romaco segment had EBIT of $2.1 million in the second quarter of fiscal 2008, an increase of $4.4 million over the second quarter of fiscal 2007. Other income(expense) contributed $3.0 million of this change and included a gain of $1.1 million on a facility disposition in fiscal 2008 compared with a $1.9 million loss on facility disposition and restructuring costs in fiscal 2007. The remaining $1.4 million increase in profitability was due to $0.7 million of benefits from restructuring activities completed in the prior year and the increased sales volume described above.

Interest Expense
Net interest expense was $0.8 million in the second quarter of fiscal 2008 and $1.3 million in the same period of fiscal 2007. The decrease resulted from higher levels of interest income due to increased cash and cash equivalent balances in fiscal 2008.
Income Taxes
The effective tax rate was 33.7% for the second quarter of fiscal 2008 compared to 43.5% in the prior year period. The lower effective rate was due to the current year rate benefit from the release of valuation allowances for net operating losses in certain non U.S. tax jurisdictions, while the prior year rate included additional tax expense related to tax losses in other tax jurisdictions for which no benefit was recorded.

Six months ended February 29, 2008
Net Sales
Consolidated net sales for the first half of fiscal 2008 were $358.5 million, $41.5 million higher than net sales for the same period of fiscal 2007. Excluding the impact of currency translation and acquisitions and dispositions, sales increased by $21.3 million, or 7%
The Fluid Management segment had sales of $148.9 million in the first half of fiscal 2008 compared with $133.8 million in the same period of fiscal 2007. Currency translation accounted for $5.6 million of the increase, and the remaining $9.5 million increase, 7%, was from increased demand for oilfield equipment products due to high levels of oil and gas exploration and recovery activity. Orders for this segment were $157.0 million in the first half of fiscal 2008 compared to $146.5 million in the same prior year period. Ending backlog of $51.1 million is 11% higher than in the prior year.
The Process Solutions segment had sales of $145.8 million in the first half of fiscal 2008 compared with $127.9 million in the same period of fiscal 2007, an increase of 14%. Excluding the impact of currency translation and acquisitions, sales increased $6.1 million, or 5%, over the prior year period. This increase is largely attributable to a stronger global chemical market and increased Asia region sales. Excluding currency and acquisition impacts, orders increased 15% to $171.4 million, primarily driven by projects in the chemical market and activity in the Asian region. Ending backlog of $138.2 million is 45% above prior year levels.
The Romaco segment had sales of $63.8 million in the first half of fiscal 2008 compared with $55.2 million in the same period of fiscal 2007. Excluding the impact of currency translation and disposed product lines, sales increased $5.7 million or 11% over the prior year period. Orders increased 17% or $9.5 million over last year’s comparable period after adjusting for currency and disposed product lines. Backlog has increased to $74.3 million, $13.2 million over the same period of the prior year. The organic increase in sales, orders and backlog reflects favorable conditions in the pharmaceutical packaging market and increased expansion into developing areas of the world.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the first half of fiscal 2008 was $49.4 million, an increase of $14.5 million from the same period of the prior year. First half of 2008 results included other income of $1.1 million resulting from a gain on the sale of a facility, while first half of fiscal 2007 results included other income of $2.6 million from a net gain on the sale of product lines and facilities, partially offset by restructuring costs. After the net change in the other income, EBIT increased $16.0 million, primarily due to increased sales and completed restructuring activities in the Romaco segment.
The Fluid Management segment had EBIT of $39.4 million in the first half of fiscal 2008 as compared with $32.4 million in the same prior year period. The increase in EBIT is due principally to the sales increase described above.
The Process Solutions segment had EBIT of $15.4 million in the first half of fiscal 2008 compared with $16.2 million in the comparable period of fiscal 2007. The prior year period included a $5.0 gain on the sale of a facility. Excluding the impact of this facility gain, six month EBIT increased $4.3 million. This increase is due principally to the sales increase described above.
The Romaco segment had EBIT of $3.7 million in the first half of fiscal 2008, an increase of $8.9 million over the same period of the prior year. Other income(expense) contributed $3.6 million of this change and included a gain of $1.1 million on a facility disposition in fiscal 2008 compared with a $2.5 million of a loss on a facility disposition and restructuring costs in fiscal 2007. The remaining $5.3 million increase in profitability was due to $1.2 million of benefits from restructuring activities completed in the prior year and the increased sales volume described above.
Interest Expense
Net interest expense was $1.5 million in the first half of fiscal 2008 and $2.9 million in the same period of fiscal 2007. The decrease resulted from higher levels of interest income due to increased cash equivalent balances in fiscal 2008.
Income Taxes
The effective tax rate was 34.5% for the first half of fiscal 2008 compared with 40.4% in the comparable prior year period. The lower effective rate was due to the current year rate benefit from the release of valuation allowances for net operating losses in certain non U.S. tax jurisdictions, while the prior year rate included additional tax expense related to tax losses in other tax jurisdictions for which no benefit was recorded.

Liquidity and Capital Resources
Operating Activities
In the first half of fiscal 2008, our cash flow provided by operations was $21.8 million, $37.2 million better than in the same period of the prior year. The significant improvements over the prior year were higher net income and cash generated from accounts receivable. We have used cash to build inventory in each period in order to support higher backlogs in each respective period. Seasonally we use cash in the first half of the year for payments related to certain assets and liabilities such as insurance premiums, variable compensation, pension contributions and income taxes.
We expect our fiscal 2008 operating cash flow to be adequate to fund fiscal year 2008 operating needs, shareholder dividend requirements and planned capital expenditures. Our planned capital expenditures are related to information system upgrades, support of new products, cost reductions, replacement items and capacity expansion in Fluid Management.
Investing Activities
Our capital expenditures were $8.8 million in the first half of fiscal 2008 compared with $7.9 million in the first half of fiscal 2007. Our capital expenditures were primarily for information technology systems and capacity expansion in the Fluid Management and Process Solutions segments. Cash generated from facility sales in fiscal 2008 were $4.0 million compared with $6.8 million in the prior year. We made an acquisition in our Process Solutions segment in 2008 for $5.1 million.
Credit Agreement
Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150 million and includes a $100 million expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable at least quarterly. Indebtedness under the Agreement is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. While no amounts are outstanding under the Agreement at February 29, 2008, we have $30.1 million of standby letters of credit outstanding at February 29, 2008. Accordingly, under the Agreement we have $119.9 million of unused borrowing capacity. These standby letters of credit are used as security for advance payments received from customers, performance guarantees, security related to other sale agreements and future payments to our vendors.
We have $70 million of Senior Notes that are due on May 1, 2008, and are therefore classified as a current liability as of February 29, 2008. The Agreement described above provides the capacity to refinance these Senior Notes on a long-term basis.

Following is information regarding our long-term contractual obligations and other commitments outstanding as of February 29, 2008:

	Payments Due by Period
			Two to	Four to
		One year	three	five	After five
Long-term contractual	Total	or less	years	years	years
obligations	(In thousands)
Long-term debt	$104,271	$73,741	$30,530	$0	$0
Operating leases (1)	10,000	3,000	4,500	2,000	500

Total contractual cash obligations	$114,271	$76,741	$35,030	$2,000	$500

(1)	Operating leases are estimated as of February 29, 2008, and consist primarily of building and equipment leases.
The only other commercial commitments outstanding were standby letters of credit of $30.1 million, which are substantially due within one year.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In our normal operations, we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended February 29, 2008. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2007.
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of February 29, 2008. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.
Based on this evaluation management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of February 29, 2008.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not repurchase any of its common shares during the quarter ended February 29, 2008, as reflected in the following table:

Maximum Number(or
			Total Number of	ApproximateDollar
			Shares Purchased as	Value) of Shares that Must
	Total Number	Average Price	Part of Publicly	Yet Be Purchased Under
	of Shares	Paid per	Announced Plans or	the Plans
Period	Purchased (a)	Share	Programs	or Programs
December 2007	—	$—	—	—
January 2008	—	$—	—	—
February 2008	—	$—	—	—

Total	—	$—	—	—

(a)	During the second quarter of 2008, the Company did not purchase any of its common shares in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards.
Item 4. Submission of Matters to a Vote of Security Holders.
a)	The Annual Meeting of Shareholders of Robbins & Myers, Inc. was held on January 9, 2008.

b)	Our Board of Directors is divided into two classes, with one class of directors elected at each annual meeting of shareholders. At the Annual Meeting on January 9, 2008, the following persons were elected directors of Robbins & Myers, Inc. for a term of office expiring at the annual meeting of shareholders to be held in 2010: David T. Gibbons, Stephen F. Kirk and Peter C. Wallace. The other directors whose terms of office continued after the Annual Meeting are: Daniel W. Duval, Andrew G. Lampereur, Thomas P. Loftis and Dale L. Medford.

c)	At the Annual Meeting on January 9, 2008, three items were voted on by shareholders, namely (the share amounts presented below are adjusted for the stock split that was effective February 28, 2008):
1)	The election of directors in which, as noted above, Messrs. Gibbons, Kirk and Wallace were elected:

	Votes For	Votes Withheld

David T. Gibbons	30,068,344	2,242,880
Stephen T. Kirk	31,398,868	912,538
Peter C. Wallace	31,391,536	919,688
2)	Amendment to the Senior Executive Annual Cash Bonus Plan was approved with 31,042,766 votes cast for approval, 971,268 against approval and 297,178 abstentions.

3)	Appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending August 31, 2008, was approved with 32,206,362 votes cast for approval, 91,806 against approval and 13,054 abstentions.
Item 6. Exhibits
a)	Exhibits — see INDEX TO EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.

DATE:	March 27, 2008	BY	/s/ Christopher M. Hix

Christopher M. Hix Vice President and Chief Financial Officer (Principal Financial Officer)

DATE:	March 27, 2008	BY	/s/ Kevin J. Brown

Kevin J. Brown Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

(3)	ARTICLES OF INCORPORATION AND BYLAWS

	3.1 Amended Articles of Incorporation of Robbins & Myers, Inc.	(F)

(10)	MATERIAL CONTRACTS

	10.1 Senior Executive Annual Cash Bonus Plan	(F)(M)

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1 Rule 13a-14(a) CEO Certification	(F)

	31.2 Rule 13a-14(a) CFO Certification	(F)

(32)	SECTION 1350 CERTIFICATIONS

	32.1 Section 1350 CEO Certification	(F)

	32.2 Section 1350 CFO Certification	(F)

“F”	Filed herewith

“M”	Indicates management contracts or compensatory agreement