Form 10-Q
period 2008-05-31
ROBBINS & MYERS INC
filed 2008-06-30
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2008                          File Number 0-288
Robbins & Myers, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Plum Street Suite 260, Dayton, Ohio	45440

(Address of Principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: (937) 458-6600
None

Former name, former address and former fiscal year if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☑
Common shares, without par value, outstanding as of May 31, 2008: 34,623,455

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	May, 31,	August 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$91,744	$116,110
Accounts receivable	147,221	152,779
Inventories:
Finished products	32,950	26,672
Work in process	52,827	36,187
Raw materials	42,885	36,337

	128,662	99,196
Other current assets	8,101	7,410
Deferred taxes	9,905	11,178

Total Current Assets	385,633	386,673
Goodwill	285,235	271,150
Other Intangible Assets	7,746	7,272
Deferred Taxes	7,953	9,583
Other Assets	11,255	12,196
Property, Plant and Equipment	300,640	280,583
Less accumulated depreciation	(163,824)	(151,314)

	136,816	129,269

TOTAL ASSETS	$834,638	$816,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$78,452	$78,890
Accrued expenses	115,566	105,394
Current portion of long-term debt	2,478	72,522

Total Current Liabilities	196,496	256,806
Long-Term Debt—Less Current Portion	30,542	30,553
Deferred Taxes	24,818	24,818
Other Long-Term Liabilities	86,166	79,019
Minority Interest	13,926	12,429
Shareholders’ Equity
Common stock	181,066	171,636
Retained earnings	265,080	217,548
Accumulated other comprehensive income	36,544	23,334

Total Shareholders’ Equity	482,690	412,518

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$834,638	$816,143

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2008	2007	2008	2007
Net sales	$200,946	$171,428	$559,414	$488,359
Cost of sales	124,122	110,013	353,493	318,232

Gross profit	76,824	61,415	205,921	170,127
SG&A expenses	42,361	37,994	123,115	114,328
Other (income) expense	(5,697)	421	(6,796)	(2,158)

Income before interest and income taxes	40,160	23,000	89,602	57,957
Interest expense, net	257	1,465	1,763	4,350

Income before income taxes and minority interest	39,903	21,535	87,839	53,607
Income tax expense	12,749	7,952	29,287	20,903
Minority interest	659	335	1,782	911

Net income	$26,495	$13,248	$56,770	$31,793

Net income per share:
Basic	$0.77	$0.39	$1.65	$0.94

Diluted	$0.76	$0.39	$1.64	$0.93

Weighted average common shares outstanding:
Basic	34,548	34,170	34,469	33,986

Diluted	34,650	34,410	34,582	34,206

Dividends per share:
Declared	$0.0375	$0.0325	$0.1075	$0.0925

Paid	$0.0375	$0.0325	$0.1075	$0.0925

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	May 31,
	2008	2007
Operating Activities:
Net income	$56,770	$31,793
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	10,748	11,042
Amortization	1,314	1,118
Net gain on sale of product lines/facilities	(6,796)	(3,976)
Stock compensation expense	2,494	2,315
Changes in operating assets and liabilities:
Accounts receivable	13,757	(17,672)
Inventories	(17,933)	(14,306)
Accounts payable	(6,966)	(4,122)
Accrued expenses	(5,077)	7,769
Other	445	(5,014)

Net Cash and Cash Equivalents Provided by Operating Activities	48,756	8,947

Investing Activities:
Capital expenditures, net of nominal disposals	(12,783)	(11,427)
Proceeds from sales of product lines/facilities	7,193	11,382
Acquisition of business, net of cash acquired	(5,061)	0

Net Cash and Cash Equivalents Used by Investing Activities	(10,651)	(45)

Financing Activities:
Proceeds from debt borrowings	10,036	14,439
Payments of long-term debt	(80,151)	(16,310)
Amended credit agreement fees	0	(432)
Proceeds from exercise of options and sale of common stock	4,100	8,254
Tax benefit from exercise of options	2,835	1,302
Cash dividends paid	(3,703)	(3,143)

Net Cash and Cash Equivalents (Used) Provided by Financing Activities	(66,883)	4,110
Exchange rate impact on cash	4,412	1,082

(Decrease) Increase in Cash and Cash Equivalents	(24,366)	14,094
Cash and Cash Equivalents at Beginning of Period	116,110	48,365

Cash and Cash Equivalents at End of Period	$91,744	$62,459

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 2008
(Unaudited)
NOTE 1—Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“we”, “our”, “us”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of May 31, 2008, and August 31, 2007, and the results of our operations for the three and nine months periods ended May 31, 2008 and 2007 and cash flows for the nine month periods ended May 31, 2008 and 2007. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.
While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2007. A summary of our significant accounting policies is presented therein on page 23. There have been no material changes in the accounting policies followed by us during fiscal year 2008, other than the adoption of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, as discussed in Note 8.
NOTE 2 — Statement of Income Information
Unless otherwise noted, the financial impact of the matters mentioned below in this note were included on the “Other (income) expense” line of our Consolidated Condensed Statement of Income in the period indicated.
During the fiscal 2008 and 2007 three and nine month periods, we sold facilities and incurred gains and costs related to a restructuring program announced in fiscal 2005. The restructuring plan was initiated to improve our profitability and included plant closures, sales of excess facilities, personnel reductions, product line sales and other activities. The restructuring program was completed in fiscal 2007. Fiscal 2008 other income relates to product lines previously disposed as part of this restructuring program.
In the third quarter of fiscal 2008, we recognized a gain of $5,697,000, related to the sale of two of our Romaco product lines sold in fiscal 2006. As part of that transaction, funds were paid into an escrow account to serve as collateral for potential claims by the purchaser under the terms of the Asset and Share Purchase Agreement (“Agreement”). The substantive financial guarantees in this Agreement contractually lapsed on March 31, 2008, resulting in the gain and the release of the escrow funds to us.
In the second quarter of fiscal 2008 we sold a facility related to a previously disposed product line for $3,996,000, with a resulting gain of $1,099,000.
In the second quarter of fiscal 2007 we sold a product line and a sales organization which was part of our Romaco segment. We received minimal proceeds and recorded a loss on the sale of $1,060,000. Third quarter fiscal 2007 and fiscal 2007 year to date restructuring costs in Romaco were $421,000 and $2,878,000, respectively, including the loss from the previously mentioned sale.
In the first quarter of fiscal 2007 we sold a facility within our Process Solutions segment for $6,000,000 and recorded a $5,036,000 gain, which is included in the financial results for the nine month period of fiscal 2007.

NOTE 3—Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine month period ended May 31, 2008, by operating segment, are as follows:

	Process Solutions	Fluid Mgmt.	Romaco
	Segment	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2007	$153,189	$107,568	$10,393	$271,150
Acquisition	2,680	0	0	2,680
Translation adjustments and other	7,421	1,424	2,560	11,405

Balance as of May 31, 2008	$163,290	$108,992	$12,953	$285,235

Information regarding our other intangible assets is as follows:

	As of May 31, 2008			As of August 31, 2007
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and Trademarks	$12,258	$7,361	$4,897	$11,378	$7,093	$4,285
Non-compete Agreements	9,255	7,253	2,002	8,879	7,009	1,870
Financing Costs	9,762	8,915	847	9,559	8,571	988
Other	5,182	5,182	0	5,201	5,072	129

Total	$36,457	$28,711	$7,746	$35,017	$27,745	$7,272

NOTE 4—Net Income per Share

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator:
Basic:
Net income	$26,495	$13,248	$56,770	$31,793

Denominator:
Basic:
Weighted average shares	34,548	34,170	34,469	33,986
Effect of dilutive securities:
Dilutive options and restricted shares	102	240	113	220

Diluted shares	34,650	34,410	34,582	34,206

Basic net income per share	$0.77	$0.39	$1.65	$0.94

Diluted net income per share	$0.76	$0.39	$1.64	$0.93

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
Changes in our product warranty liability during the period are as follows:

Nine Months Ended
May 31, 2008
(In thousands)
Balance at beginning of the period	$7,922
Warranties on current period sales	1,721
Deductions/payments	(1,564)
Translation adjustment impact	174

Balance at end of the period	$8,253

NOTE 6—Long-Term Debt

May 31, 2008
(In thousands)
Senior debt:
Revolving credit loan	$0
Senior notes	30,000
Other	3,020

Total debt	33,020
Less current portion	2,478

Long-term debt	$30,542

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150,000,000 and includes a $100,000,000 expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable at least quarterly. Indebtedness under the Agreement and the Senior Notes, discussed below, is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. We have $32,231,000 of standby letters of credit outstanding at May 31, 2008. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors and reduce the amount we may borrow under our Agreement. Under the Agreement we have $117,769,000 of unused borrowing capacity.
We have $30,000,000 of Senior Notes (“Senior Notes”) outstanding with an interest rate of 6.84%, due May 1, 2010. Interest is payable semi-annually on May 1 and November 1. On May 1, 2008, $70,000,000 of Senior Notes became due and were fully repaid. Also at that time, our interest rate hedge contractually expired.
The Agreement and Senior Notes contain certain restrictive covenants including limitations on indebtedness, asset sales, sales and lease backs, and cash dividends and financial covenants relating to interest coverage, leverage and net worth. As of May 31, 2008 we were in compliance with these covenants.
Our other debt consisted primarily of unsecured non-U.S. bank lines of credit with interest rates approximating 9.00%.

NOTE 7 — Retirement Benefits
Retirement and other postretirement plan costs are as follows:
Pension Benefits

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Service cost	$571	$144	$1,659	$1,466
Interest cost	2,212	2,516	6,401	6,330
Expected return on plan assets	(1,963)	(2,094)	(5,901)	(5,414)
Amortization of prior service cost	367	108	739	460
Amortization of unrecognized losses	42	249	164	1,085

Net periodic benefit cost	$1,229	$923	$3,062	$3,927

Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Service cost	$77	$42	$231	$242
Interest cost	319	314	957	1,010
Amortization of prior service cost	141	15	423	125
Amortization of unrecognized losses	40	55	120	449

Net periodic benefit cost	$577	$426	$1,731	$1,826

NOTE 8—Income Taxes
The effective tax rate was 31.9% for the fiscal 2008 third quarter and 33.3% for the year to date period of fiscal 2008. These rates are lower than the statutory rate because the third quarter fiscal 2008 gain of $5,697,000 was at favorable tax rates and reduced the effective tax rate by 3.4% for the quarter and 1.5% for the year to date period.
The effective tax rate was 36.9% for the fiscal 2007 third quarter and 39.0% for the year to date period of fiscal 2007. The third quarter fiscal 2007 effective rate was lower than the year to date rate due to profitability of operations in certain jurisdictions allowing for the utilization of net operating losses which had full valuation allowances. The year to date rate was higher than the statutory rate primarily due to certain foreign losses where the tax benefit of those losses were not recognized because of uncertainty about our ability to utilize these tax losses against future taxable income.
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
The Company adopted the provisions of FIN No. 48 on September 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $6.4 million all of which would affect the effective tax rate if recognized in future periods. As a result of the implementation of FIN No.48, the Company recognized a $5.5 million increase in the liability for unrecognized tax benefits accounted for as a decrease to retained earnings (cumulative effect) as of September 1, 2007. There have been no material changes in the balance of unrecognized tax benefits during the quarter ended May 31, 2008.
To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. As of September 1, 2007, the Company accrued $440,000 of interest and penalties related to unrecognized tax benefits.
The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
The Company is subject to income tax in numerous jurisdictions where it operates including major operations in the United States, Canada, Germany, Italy, Switzerland, the United Kingdom and the Netherlands. The Company is open to examination in the United States from the tax year ended 2005. The Company’s non-U.S. locations are primarily open to examination from the tax year ended 2001 to present.

NOTE 9—Comprehensive Income

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income	$26,495	$13,248	$56,770	$31,793
Other comprehensive income:
Foreign currency translation	297	11,587	13,210	12,887

Comprehensive income	$26,792	$24,835	$69,980	$44,680

NOTE 10—Stock Compensation
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. In addition, we sponsor stock option and stock compensation plans for non-employee directors. Under the plans, the stock option price per share may not be less than the fair market value per share as of the date of grant. For officers and other key employees, outstanding grants become exercisable over a three-year period, while options for non-employee directors are immediately exercisable. As of May 31, 2008, we had $5,600,000 of compensation expense not yet recognized related to nonvested stock awards. The weighted average period that this compensation cost will be recognized is sixteen months. Stock options for 288,000 shares and 599,000 shares were exercised in the first nine months of fiscal 2008 and 2007, respectively.
Total stock compensation expense for all stock based awards for the first nine months of fiscal 2008 and 2007 was $2,494,000 ($1,496,000 after tax) and $2,315,000 ($1,389,000 after tax), respectively.

NOTE 11—Business Segments
The following tables present information about our reportable business segments.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Unaffiliated customer sales:
Fluid Management	$83,505	$74,418	$232,369	$208,236
Process Solutions	80,782	66,442	226,583	194,311
Romaco	36,659	30,568	100,462	85,812

Total	$200,946	$171,428	$559,414	$488,359

Income (loss) before Interest and Taxes (“EBIT”)
Fluid Management	$25,230	$20,585	$64,648	$53,010
Process Solutions	10,184	5,261	25,614	21,413
Romaco	7,906	1,163	11,557	(4,109)
Corporate and eliminations	(3,160)	(4,009)	(12,217)	(12,357)

Total	$40,160	$23,000	$89,602	$57,957

The Romaco segment results for the fiscal 2008 third quarter and year to date periods of fiscal 2008 include product line/facility sale gains of $5,697,000 and $6,796,000, respectively. The third quarter and year to date restructuring costs for fiscal 2007 were $421,000 and $2,878,000 respectively, including the loss from brand dispositions.
The Process Solutions segment results for the year to date period of fiscal 2007 include a facility sale gain of $5,036,000.

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
Overview
We are a leading designer, manufacturer and marketer of engineered equipment and systems for critical applications in the global energy, industrial, chemical and pharmaceutical markets. For the first nine months of fiscal 2008, the energy, chemical and pharmaceutical markets have been favorable and have contributed to the improved operating results in each of our segments. With approximately 60% of our sales outside the United States, we have also been favorably impacted by foreign currency translation. We attribute our success primarily to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. We have initiatives to improve our performance in these key areas. Our business consists of three market focused segments: Fluid Management, Process Solutions and Romaco.
Fluid Management. Energy markets served by our Fluid Management segment have been strong. Our primary objective for this segment is to ensure that we continue to capture and increase the opportunities in this growing market. We are increasing our manufacturing capacity through improved asset utilization and measured levels of capital expenditures, and we are delivering valued new product offerings in our niche market sectors. Our Fluid Management business segment designs, manufactures and markets equipment and systems, including hydraulic drilling power sections, down-hole and industrial progressing cavity pumps, wellhead systems, grinders, rod guides, tubing rotators and pipeline closures, used in oil and gas exploration and recovery, specialty chemical, wastewater treatment and a variety of other industrial applications.
Process Solutions. Key end markets served by our Process Solutions segment, chemical and pharmaceutical, are experiencing global growth, particularly in Asia. Our primary objectives are to improve productivity through integration of operations and process improvements and to increase our presence in Asia. Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels, standard and customized fluid-agitation equipment and systems and customized fluoropolymer-lined fittings, vessels and accessories, primarily for the pharmaceutical and specialty chemical markets.
Romaco. Our customer base within the key markets served by the Romaco segment, pharmaceutical (especially generics), cosmetics and healthcare, are expanding in developing areas of the world. Profitability in our Romaco segment has been improving as a result of the restructuring program completed in fiscal 2007. We remain focused on simplifying this business, managing its cost structure in order to further improve profit levels and cost-effectively serving customers in developing global areas. Our Romaco business segment designs, manufactures and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutriceutical and cosmetic industries. Packaging applications include dosing, filling and sealing of vials, capsules, tubes, bottles and blisters, as well as customized packaging.

The following tables present the components of our consolidated statement of operations and segment information for the three and nine month periods of fiscal 2008 and 2007.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2008	2007	2008	2007
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.8	64.2	63.2	65.2

Gross profit	38.2	35.8	36.8	34.8
SG&A expenses	21.0	22.2	22.0	23.3
Other (income) expense	(2.8)	0.2	(1.2)	(0.4)

EBIT	20.0	13.4	16.0	11.9
Interest expense, net	0.2	0.9	0.3	0.9
Income tax expense	6.3	4.6	5.2	4.3
Minority interest	0.3	0.2	0.3	0.2

Net income	13.2%	7.7%	10.2%	6.5%

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2008	2007	2008	2007
	(In thousands, except %’s)
Segment
Fluid Management:
Sales	$83,505	$74,418	$232,369	$208,236
EBIT	25,230	20,585	64,648	53,010
EBIT %	30.2%	27.7%	27.8%	25.5%

Process Solutions:
Sales	$80,782	$66,442	$226,583	$194,311
EBIT	10,184	5,261	25,614	21,413
EBIT %	12.6%	7.9%	11.3%	11.0%

Romaco:
Sales	$36,659	$30,568	$100,462	$85,812
EBIT	7,906	1,163	11,557	(4,109)
EBIT %	21.6%	3.8%	11.5%	(4.8)%
The Company’s operating performance is evaluated using several measures. One of those measures, EBIT, is income before interest and income taxes and is reconciled to net income on our Consolidated Condensed Statement of Income. We evaluate performance of our business segments and allocate resources based on EBIT. EBIT is not, however, a measure of performance calculated in accordance with accounting principles generally accepted in the United States and should not be considered as an alternative to net income as a measure of our operating results. EBIT is not a measure of cash available for use by management.
Impact of Other Charges
Unless otherwise noted, the financial impact of the matters mentioned below in this note were included on the “Other (income) expense” line of our Consolidated Condensed Statement of Income in the period indicated.
During the fiscal 2008 and 2007 three and nine month periods, we sold facilities and incurred gains and costs related to a restructuring program announced in fiscal 2005. The restructuring plan was initiated to improve our profitability and included plant closures, sales of excess facilities, personnel reductions, product line sales and other activities. The restructuring program was completed in fiscal 2007. Fiscal 2008 activity relates to product lines previously disposed as part of this restructuring program.

In the third quarter of fiscal 2008 we recognized a gain of $5.7 million, related to the sale of two of our Romaco product lines sold in fiscal 2006. As part of that transaction, funds were paid into an escrow account to serve as collateral for potential claims by the purchaser under the terms of the Asset and Share Purchase Agreement (“Agreement”). The substantive financial guarantees in this Agreement contractually lapsed on March 31, 2008, resulting in the gain and the release of the escrow funds to us.
In the second quarter of fiscal 2008 we sold a facility related to a previously disposed product line for $4.0 million, with a resulting gain of $1.1 million. The product line had been part of our Romaco segment, and the property was leased to the acquirer of that product line.
In the second quarter of fiscal 2007 we sold a product line and a sales organization which was part of our Romaco segment. We received minimal proceeds and recorded a loss on the sale of $1.1 million. Third quarter fiscal 2007 and fiscal 2007 year to date restructuring costs in Romaco were $0.4 million and $2.9 million, respectively, including the loss from the previously mentioned sale.
In the first quarter of fiscal 2007 we sold a facility within our Process Solutions segment for $6.0 million and recorded a $5.0 million gain, which is included in the financial results for the nine month period of fiscal 2007.

Three months ended May 31, 2008
Net Sales
Consolidated net sales for the third quarter of fiscal 2008 were $200.9 million, $29.5 million higher than net sales for the third quarter of fiscal 2007. Excluding the impact of currency translation and acquisitions and dispositions, sales increased by $15.5 million, or 9%.
The Fluid Management segment had sales of $83.5 million in the third quarter of fiscal 2008 compared with $74.4 million in the third quarter of fiscal 2007. Currency translation accounted for $2.3 million of the increase, and the remaining $6.8 million increase, 9%, was primarily from increased demand for oilfield equipment products due to high levels of oil and gas exploration and recovery activity. Orders for this segment were $86.9 million in the third quarter of fiscal 2008 compared with $75.1 million in the prior year period. Ending backlog of $54.5 million is 17% higher than in the prior year.
The Process Solutions segment had sales of $80.8 million in the third quarter of fiscal 2008 compared with $66.4 million in the third quarter of fiscal 2007. Excluding the impact of currency translation and acquisitions, sales increased $7.8 million, or 12%, over the prior year period. This increase is largely attributable to a stronger global chemical market and increased Asian region sales. Excluding currency translation and acquisition impacts, orders decreased marginally by 1% to $84.3 million. Ending backlog of $141.7 million is 32% above prior year levels.
The Romaco segment had sales of $36.7 million in the third quarter of fiscal 2008 compared with $30.6 million in the third quarter of fiscal 2007. Excluding the impact of currency translation, sales increased $0.9 million or 3% over the prior year period. Adjusting for changes in currency exchange rates, orders decreased 15% from last year’s third quarter mainly due to the timing of certain large orders. Ending backlog of $71.8 million is $13.3 million higher than prior year levels. The organic increase in sales and backlog reflect favorable conditions in the pharmaceutical packaging market and our increased expansion into developing areas of the world.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the third quarter of fiscal 2008 was $40.2 million, an increase of $17.2 million from the third quarter of fiscal 2007. Third quarter 2008 results included other income of $5.7 million resulting from the gain on the sale of product lines in a prior period, while third quarter 2007 results included other expense of $0.4 million from restructuring charges in the Romaco segment. After the net change in the other (income) expense, EBIT increased $11.0 million, primarily due to increased sales, better pricing, favorable product mix and exchange rate benefits.
The Fluid Management segment had EBIT of $25.2 million in the third quarter of fiscal 2008 compared with $20.6 million in the third quarter of fiscal 2007. The increase in EBIT is primarily due to the sales increase described above, a favorable product mix and currency benefits.
The Process Solutions segment had EBIT of $10.2 million in the third quarter of fiscal 2008 compared with $5.3 million in the third quarter of fiscal 2007, an increase of $4.9 million. The increase in EBIT is due principally to the sales increase described above, coupled with better pricing.
The Romaco segment had EBIT of $7.9 million in the third quarter of fiscal 2008, an increase of $6.7 million over the third quarter of fiscal 2007. Other income (expense), as described in the Impact of Other Charges section above, contributed $6.1 million of this change. The remaining $0.6 million increase in profitability was due to benefits from restructuring activities completed in the prior year and the increased sales volume described above.

Interest Expense
Net interest expense was $0.3 million in the third quarter of fiscal 2008 and $1.5 million in the same period of fiscal 2007. The decrease resulted from higher levels of interest income due to increased cash and cash equivalent balances in fiscal 2008, as well as lower debt levels due to the repayment of $70 million of our Senior Notes on May 1, 2008.
Income Taxes
The effective tax rate was 31.9% for the third quarter of fiscal 2008 compared to 36.9% in the prior year period. The lower effective rate was due to favorable tax rates for the previously mentioned product line sale gain recognized in fiscal 2008, while the prior year rate included additional tax expense related to tax losses in tax jurisdictions for which no benefit was recorded.

Nine months ended May 31, 2008
Net Sales
Consolidated net sales for the first nine months of fiscal 2008 were $559.4 million, $71.1 million higher than net sales for the same period of fiscal 2007. Excluding the impact of currency translation and acquisitions and dispositions, sales increased by $36.7 million, or 8%.
The Fluid Management segment had sales of $232.4 million in the first nine months of fiscal 2008 compared with $208.2 million in the same period of fiscal 2007. Currency translation accounted for $7.8 million of the increase, and the remaining $16.4 million increase, or 8%, was from increased demand for oilfield equipment products due to high levels of oil and gas exploration and recovery activity. Orders for this segment were $243.9 million in the first nine months of fiscal 2008 compared to $221.5 million in the same prior year period. Ending backlog of $54.5 million is 17% higher than at the end of the prior year third quarter.
The Process Solutions segment had sales of $226.6 million in the first nine months of fiscal 2008 compared with $194.3 million in the same period of fiscal 2007. Excluding the impact of currency translation and acquisitions, sales increased $13.8 million, or 7%, over the prior year period. This increase is largely attributable to a stronger global chemical market and increased Asia region sales. Excluding currency and acquisition impacts, orders increased 9% to $255.7 million, primarily driven by projects in the chemical market and activity in the Asian region. Ending backlog of $141.7 million is 32% above prior year levels.
The Romaco segment had sales of $100.5 million in the first nine months of fiscal 2008 compared with $85.8 million in the same period of fiscal 2007. Excluding the impact of currency translation and disposed product lines, sales increased $6.5 million, or 8%, over the prior year period. Orders increased 10% or $9.1 million over last year’s comparable period after adjusting for currency and disposed product lines. Ending backlog of $71.8 million is $13.3 million higher than prior year levels. The organic increase in sales, orders and backlog reflects favorable conditions in the pharmaceutical packaging market and increased expansion into developing areas of the world.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the first nine months of fiscal 2008 was $89.6 million, an increase of $31.6 million from the same period of the prior year. Results for the first nine months of 2008 included other income of $6.8 million from gains on product line/facility sales, while fiscal 2007 nine month results included other income of $2.2 million resulting from a $5.0 million property sale gain, partially offset by restructuring costs in the Romaco segment of $2.8 million. After the net change in the other income, EBIT increased $27.0 million, primarily due to increased sales, completed restructuring activities in the Romaco segment and improved pricing.
The Fluid Management segment had EBIT of $64.6 million in the first nine months of fiscal 2008 compared with $53.0 million in the same prior year period. The increase in EBIT is due to the sales increase described above and to favorable product mix and improved pricing.
The Process Solutions segment had EBIT of $25.6 million in the first nine months of fiscal 2008 compared with $21.4 million in the comparable period of fiscal 2007. The prior year period included a $5.0 gain on the sale of a facility. Excluding the impact of this facility gain, nine month EBIT increased $9.2 million. This increase is due principally to the sales volume increase described above, coupled with better pricing.
The Romaco segment had EBIT of $11.6 million in the first nine months of fiscal 2008, an increase of $15.7 million over the same period of the prior year. Other income (expense) contributed $9.7 million of this change, as described in the Impact of Other Charges section above. The remaining $6.0 million increase in profitability was due to $1.5 million of benefits from restructuring activities completed in the prior year and the increased sales volume described above.

Interest Expense
Net interest expense was $1.8 million in the first nine months of fiscal 2008 and $4.4 million in the same period of fiscal 2007. The decrease resulted from higher levels of interest income due to increased cash equivalent balances in fiscal 2008, as well as lower debt levels due to the repayment of $70 million of our Senior Notes on May 1, 2008.
Income Taxes
The effective tax rate was 33.3% for the first nine months of fiscal 2008 compared with 39.0% in the comparable prior year period. The lower effective rate was due to the current year rate benefit from the product line sale gain being taxed at favorable rates , while the prior year rate included additional tax expense related to tax losses in tax jurisdictions for which no benefit was recorded.

Liquidity and Capital Resources
Operating Activities
In the first nine months of fiscal 2008, our cash flow provided by operations was $48.8 million, $39.8 million better than in the same period of the prior year. The significant improvement over the prior year resulted primarily from higher net income and cash generated from accounts receivable due to better cash collections. We have used cash to build inventory in each period to support higher backlogs in each respective period.
We expect our fiscal 2008 operating cash flow to be adequate to fund fiscal year 2008 operating needs, shareholder dividend requirements and planned capital expenditures. Our planned capital expenditures are related to capacity expansion in Fluid Management, information system upgrades, support for new product launches and cost reduction initiatives, and replacement items.
Investing Activities
Our capital expenditures were $12.8 million in the first nine months of fiscal 2008 compared with $11.4 million in the first nine months of fiscal 2007. Our capital expenditures were primarily for information technology systems and capacity expansion in the Fluid Management and Process Solutions segments. Cash generated from facility/product line sales in fiscal 2008 were $7.2 million compared with $11.4 million in the prior year. We made an acquisition in our Process Solutions segment in 2008 for total consideration of $5.1 million.
Credit Agreement
Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150 million and includes a $100 million expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable at least quarterly. Indebtedness under the Agreement is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. While no amounts are outstanding under the Agreement at May 31, 2008, we have $32.2 million of standby letters of credit outstanding at May 31, 2008. Accordingly, under the Agreement we have $117.8 million of unused borrowing capacity. These standby letters of credit are used as security for advance payments received from customers, and future payments to our vendors.
From available cash balances, we repaid $70 million of our Senior Notes on the May 1, 2008 due date.
Following is information regarding our long-term contractual obligations and other commitments outstanding as of May 31, 2008:

	Payments Due by Period
			Two to	Four to
Long-term contractual		One year	three	five	After five
obligations	Total	or less	years	years	years
			(In thousands)
Long-term debt	$33,020	$2,478	$30,542	$0	$0
Operating leases (1)	10,000	3,000	4,500	2,000	500

Total contractual cash obligations	$43,020	$5,478	$35,042	$2,000	$500

(1)	Operating leases are estimated as of May 31, 2008, and consist primarily of building and equipment leases.
The only other commercial commitments outstanding were standby letters of credit of $32.2 million, which are substantially due within one year.

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
Safe Harbor Statement
In addition to historical information, this report contains forward-looking statements identified by use of words such as “expects,” “anticipates,” “believes,” and similar expressions. These statements reflect management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties include, but are not limited to: a significant decline in capital expenditures in the specialty chemical and pharmaceutical industries; a major decline in oil and natural gas prices; foreign exchange rate fluctuations; work stoppages related to union negotiations; customer order cancellations; business disruptions caused by the implementation of business computer systems; our ability to comply with the financial covenants and other provisions of our financing arrangements; events or circumstances which result in an impairment of assets; the potential impact of U.S. and foreign legislation, government regulations, and other governmental action, including those relating to export and import of products and materials, and changes in the interpretation and application of such laws and regulations; the outcome of audit, compliance, administrative or investigatory reviews; and general economic conditions that can affect demand in the process industries. Except as otherwise required by law, we do not undertake any obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In our normal operations, we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended May 31, 2008. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended
August 31, 2007.
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of May 31, 2008. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.
Based on this evaluation management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of May 31, 2008.
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
The Company did not repurchase any of its common shares during the quarter ended May 31, 2008.
Item 6. Exhibits
a)	Exhibits – see INDEX TO EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.

DATE: June 30, 2008	BY	/s/ Christopher M. Hix Christopher M. Hix
Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: June 30, 2008	BY	/s/ Kevin J. Brown

Kevin J. Brown
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	(F)

	31.2	Rule 13a-14(a) CFO Certification	(F)

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	(F)

	32.2	Section 1350 CFO Certification	(F)

“F”	Filed herewith