Form 10-K
period 2008-08-31
ROBBINS & MYERS INC
filed 2008-10-28
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-288
ROBBINS & MYERS, INC.
(Exact name of Registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of	(I.R.S. employer
incorporation)	identification number)

51 Plum St., Suite 260, Dayton, OH	45440

(Address of principal executive offices)	(Zip Code)
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
Yes ☑     No ☐
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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐      No ☑

Aggregate market value of Common Shares, without par value, held by non-affiliates of the Company at February 29, 2008 (the last business day of the Company’s second fiscal quarter)	$955,676,515

Number of Common Shares, without par value, outstanding at September 30, 2008	34,706,893
DOCUMENT INCORPORATED BY REFERENCE
Robbins & Myers, Inc. Proxy Statement for its Annual Meeting of Shareholders on January 7, 2009; definitive copies of the foregoing will be filed with the Commission within 120 days of the Company’s most recently completed fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

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
OVERVIEW
Robbins & Myers, Inc. is an Ohio corporation. As used in this report, the terms “Company,” “we,” “our,” or “us” mean Robbins & Myers, Inc. and its subsidiaries unless the context indicates another meaning. We are a leading supplier of engineered equipment and systems for critical applications in global energy, industrial, chemical and pharmaceutical markets. Our success is based on close and continuing interaction with our customers, application engineering expertise, innovation, customer support and a competitive cost structure. Our fiscal 2008 sales were approximately $787 million, and no one customer accounted for more than 5% of these sales.
Information concerning our sales, income before interest and income taxes (“EBIT”), identifiable assets by segment and sales and tangible assets by geographic area for the years ended August 31, 2008, 2007 and 2006 is set forth in Note 12 to the Consolidated Financial Statements included at Item 8 and is incorporated herein by reference.
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
Sales, Marketing and Distribution. We sell our rotors and stators for hydraulic drilling power sections through a direct sales force. We sell our tubing wear prevention products, down-hole pump systems, and certain wellhead equipment through major distributors as well as our direct sales force and service centers in key oilfield locations worldwide. We sell our wellhead, closure products and industrial pumps through distributors and manufacturer representatives. Backlog at August 31, 2008 was $63.2 million, compared with $43.0 million at August 31, 2007.
Aftermarket Sales. Aftermarket sales consist principally of selling replacement components for our pumps, as well as the relining of stators and the refurbishment of rotors for the energy market. Aftermarket sales represented approximately 22% of the sales in this segment in fiscal 2008. However, replacement items, such as power section rotors and stators, down-hole pump rotors and rod guides are components of larger systems that wear out after regular usage. These are often sold as complete products and are not identifiable by us as aftermarket sales.
Markets and Competition. We believe we are the leading independent manufacturer of rotors and stators for hydraulic drilling power sections worldwide. We are also a leading manufacturer of rod guides, wellhead components, pipeline closure products and down-hole progressing cavity pumps worldwide. While the oil and gas exploration and recovery equipment marketplace is highly fragmented, we believe that with our leading brands and products we are effectively positioned as a full-line supplier with the capability to provide customers with complete system sourcing. We also have a large installed base and a significant market share in progressing cavity pumps for general industrial applications in the U.S. and Canada, but a smaller presence in Europe and Asia. While we believe Moyno® is the North American leader in the manufacture and sale of progressing cavity pumps for the general industrial market, the worldwide market is highly competitive and includes several competitors, none of which is dominant. In addition, there are several other types of positive displacement pumps, including gear, lobe and air-operated diaphragm pumps that compete with progressing cavity pumps in certain applications.
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
Sales, Marketing and Distribution. We primarily market and sell glass-lined reactors and storage vessels through our direct sales force, as well as manufacturers’ representatives in certain world markets. Industrial mixers, agitation equipment and corrosion resistant products are primarily sold through manufacturers’ representatives. Backlog at August 31, 2008 was $123.5 million compared with $98.9 million at August 31, 2007.
Aftermarket Sales. Aftermarket products and services, which include field service, replacement parts, accessories and reconditioning of glass-lined vessels, are an important part of our glass-lined reactor product line. Our aftermarket capabilities and presence allow us to service our large installed base of Pfaudler glass-lined vessels and to meet the needs of our customers, who are increasingly inclined to outsource various maintenance and service functions. We also service competitors’ equipment in the U.S. and in Europe. We also refurbish and sell used, glass-lined vessels. Our aftermarket business for the Chemineer® and Edlon® lines primarily consists of selling replacement parts. Aftermarket sales represented approximately 32% of this segment’s sales in fiscal 2008.
Markets and Competition. We believe we have the number one worldwide market position in sales value for quality glass-lined reactors and storage vessels, competing principally with DeDeitrich, a French company. The mixing equipment industry in which our Chemineer® brand participates is highly competitive and fragmented. We believe we are one of the market leaders worldwide. Our primary competitors are American and German businesses. Our Edlon® brand primarily competes by offering highly engineered products and products made for special needs, which are not readily supplied by competitors.
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
Sales, Marketing and Distribution. We sell Romaco products through our direct sales and service centers in certain world markets. We supplement our direct sales force with an extensive network of manufacturers’ representatives and third party distributors. Backlog at August 31, 2008 was $51.3 million compared with $52.0 million at August 31, 2007.
Aftermarket Sales. Aftermarket sales of our Romaco business were approximately 29% of this segment’s fiscal 2008 sales, consisting largely of replacement parts for the installed base of equipment.
Markets and Competition. We believe Romaco is one of the top five worldwide manufacturers of the type of pharmaceutical equipment it provides; however, the market is fragmented with many competitors, none of which is dominant.

Other Consolidated Information
BACKLOG
Our total order backlog was $238.0 million at August 31, 2008 compared with $193.8 million at August 31, 2007. We expect to ship substantially all of our backlog during the next 12 months.
CUSTOMERS
Sales are not concentrated with any customer, as no customer represented more than 5% of sales in fiscal 2008, 2007 or 2006.
RAW MATERIALS
Raw materials are purchased from various vendors that generally are located in the same country as our facility using the raw materials. Because of high global demand for steel, costs increased significantly in the first half of fiscal 2008. However, our supply of steel and other raw materials and components has been adequate and available without significant delivery delays. No events are known or anticipated that would change the availability of raw materials. No one supplier provides more than 10% of our raw materials.
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
During fiscal 2008, we spent approximately $6.5 million on research and development activities compared with $6.4 million in fiscal 2007 and $7.8 million in fiscal 2006. We also incurred significant engineering costs in conjunction with fulfilling custom customer orders and executing customer projects that is of a research and development nature that is not captured in these amounts.
Compliance with federal, state and local laws regulating the discharge of materials into the environment is not anticipated to have any material effect upon the Company’s capital expenditures, earnings or competitive position.
At August 31, 2008, we had 3,357 employees, which included approximately 710 at majority-owned joint ventures. Approximately 590 of our total employees were covered by collective bargaining agreements at various locations. The Company considers labor relations at each of its locations to be good.
CERTIFICATIONS
Peter C. Wallace, our President and Chief Executive Officer, certified to the New York Stock Exchange on February 5, 2008 that, as of that date, he was not aware of any violation by the Company of the NYSE’s Corporate Governance Listing Standards. We have filed with the SEC the certifications of Mr. Wallace and Christopher M. Hix, our Chief Financial Officer, that are required by Section 302 of the Sarbanes-Oxley Act of 2002 relating to the financial statements and disclosures contained in our Annual Report on Form 10-K for the year ended August 31, 2008.
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
We have experienced, and expect to continue to experience, fluctuations in operating results due to business cycles. We sell our products principally to energy, chemical, waste water treatment and pharmaceutical markets. While we serve a variety of markets to avoid a dependency on any one, a significant downturn in any of these markets could cause a material adverse impact on our sales and operating results.
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
In 2008, general worldwide economic conditions declined due to sequential effects of the subprime lending crises, general credit market crises, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S and foreign businesses to slow spending on our products, which would delay and lengthen sales cycles. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent recovery, worldwide, or in the specific end markets we serve. If our markets significantly deteriorate due to these economic effects, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide economic downturn.

In addition, our defined benefit employee benefit plans invest in fixed income and equity securities to fund employee obligations under those plans. Therefore, if the recent decline in the equity markets continues, our future funding requirements and expense could increase over the long-term.
Approximately 61% of our sales are to customers outside the United States, and we are subject to special economic and political risks associated with international operations.
Approximately 61% of our fiscal 2008 sales were to customers outside the U.S., and we maintain operations in 15 countries. Conducting business outside the U.S. is subject to risks, including currency exchange rate fluctuations; changes in regional, political or economic conditions; trade protection measures, such as tariffs or import or export restrictions; subsidies or increased access to capital for firms who are currently, or may emerge, as competitors in countries in which we have operations; partial or total expropriation; unexpected changes in regulatory requirements; and international sentiment towards the U.S. One or more of these factors could have a material adverse effect on our international operations.
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
The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part II, Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under SFAS No. 123(R) required us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common shares and the option exercise behavior of our employees. Furthermore, there are no means, under applicable accounting principles, to compare and adjust our expense if and when we learn of additional information that may affect the estimates that we previously made, with the exception of changes in expected forfeitures of share-based awards. Factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our financial results.
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
Other risks that may affect our business.
•	Customer order cancellations.

•	Implementation and maintenance of business computer systems at our facilities.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our executive offices are located in Beavercreek Township, near Dayton, Ohio. The executive offices are leased and occupy approximately 8,500 square feet. Set forth below is certain information relating to our principal operating facilities. We consider our properties, as well as the related machinery and equipment, to be suitable for their intended purposes.

			Square Footage
		Sales/	(in thousands)
	Manufacturing	Service	Owned	Leased
Function and size by segment:
Fluid Management	11	13	757	91
Process Solutions	14	—	2,096	179
Romaco	5	2	284	75

	North America	South America	Europe	Asia
Geographical locations by segment:
Fluid Management	20	2	1	1
Process Solutions	5	1	5	3
Romaco	1	—	6	—
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Executive Officers of the Registrant
Peter C. Wallace, age 54, has been President and Chief Executive Officer of the Company since July 12, 2004. From October 2001 to July 2004, Mr. Wallace was President and CEO of IMI Norgren Group (sophisticated motion and fluid control systems for original equipment manufacturers). He was employed by Rexnord Corporation (power transmission and conveying components) for 25 years serving as President and Group Chief Executive from 1998 until October 2001 and holding a variety of senior sales, marketing, and international positions prior thereto.
Christopher M. Hix, age 46, has been our Vice President and Chief Financial Officer since August 2006. He held various corporate finance and business development positions with Roper Industries (diversified industrial products) from 2001 to July 2006, the most recent being Vice President, Business Development and Assistant Secretary. He was Chief Financial Officer and Vice President of Customer Support for Somero Enterprises, Inc. from 1999 to 2001. From 1991 to 1999 he was with Roper Industries serving in various senior business unit financial and operational leadership positions.
Saeid Rahimian, age 50, has been a Corporate Vice President and President, Fluid Management, since September 2005. He was Group Vice President and President of our R&M Energy Systems and Reactor Systems businesses from May 2004 to September 2005. He has also been President of our R&M Energy Systems business from 1998 to May 2004. Prior to 1998 he held various positions within Robbins & Myers, Inc.
Gary L. Brewer, age 50, has been a Corporate Vice President and President, Process Solutions Group, since February 2006. He held various senior executive positions with Eaton Corporation (diversified industrial products) from 1995 to February 2006, the most recent being Americas Manufacturing Manager, Controls and also including Business Unit Manager for Hydraulic Cylinders, Plant Manager for Motion Control Products and Director of Sales and Marketing in Europe for the Motion Control Business.
Jeffrey L. Halsey, age 56, has been our Vice President, Human Resources since July 2007. He held various Human Resources positions with ABB Ltd. from 1989 through 2006, most recently as Group Senior Vice President, Human Resources for ABB Inc. Prior to 1989 he was Vice President, Employee Relations for Pullman, Inc.
Kevin J. Brown, age 50, has been our Corporate Controller and Chief Accounting Officer since October 2006. He was our Vice President of Corporate Services, Investor Relations & Compliance from August 2006 to October 2006 and he was our Vice President and Chief Financial Officer from January 2000 to August 2006. Previously, he was our Controller and Chief Accounting Officer since December 1995. Prior to joining us, he was employed by the accounting firm of Ernst & Young LLP for 15 years.
Michael J. McAdams, age 59, has been our Treasurer since October 2005, and was Assistant Treasurer from September 2004 to September 2005. From 1999 to 2003, Mr. McAdams was Treasurer of Evenflo Company, Inc. He was Treasurer of Advanced Silicon Materials, Inc. from 1996 to 1999. He was also employed by Armco, Inc. for 15 years, holding various finance positions, including the position of Assistant Treasurer.
Joseph M. Rigot, age 65, has been our Secretary and General Counsel since 1990. He has been a partner with the law firm of Thompson Hine LLP and a predecessor firm for 30 years.
The term of office of our executive officers is until the next Annual Meeting of Directors (January 7, 2009) or until their respective successors are elected.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(A) Our common shares trade on the New York Stock Exchange under the symbol RBN. The prices presented in the following table are the high and low closing prices for the common shares for the periods presented. *

			Dividends
	High	Low	Paid per Share
Fiscal 2008
1st Quarter ended Nov. 30, 2007	$37.60	$23.95	$0.0325
2nd Quarter ended Feb. 29, 2008	38.91	29.77	0.0375
3rd Quarter ended May 31, 2008	43.08	31.65	0.0375
4th Quarter ended Aug. 31, 2008	54.20	39.16	0.0375

Fiscal 2007
1st Quarter ended Nov. 30, 2006	$21.40	$13.98	$0.0275
2nd Quarter ended Feb. 28, 2007	23.61	19.58	0.0325
3rd Quarter ended May 31, 2007	23.07	17.48	0.0325
4th Quarter ended Aug. 31, 2007	30.97	21.18	0.0325

*	Adjusted for 2-for-1 stock split of our shares in the form of a share distribution effective February 28, 2008.

(B)	As of September 30, 2008, we had 365 shareholders of record.

(C)	Dividends paid on common shares are presented in the table in Item 5(A). Our credit agreement includes certain covenants which restrict our payment of dividends above $10,000,000 plus a carry over amount from the prior year, which is 50% of the amount that such dividends were under $10,000,000.

(D)	In 2008 there were no sales of unregistered securities.

(E)	A summary of the Company’s repurchases of its common shares during the quarter ended August 31, 2008 is as follows:

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar
			Shares	Value) of Shares
			Purchased as	that May
		Average	Part of Publicly	Yet Be
	Total Number	Price	Announced	Purchased Under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased(1)	Share	Programs	Programs
June 2008	0	$0	0	0
July 2008	0	0	0	0
August 2008	25,934	45.00	0	0

Total	25,934	$45.00	0	0

(1)	During the fourth quarter of 2008, the Company purchased 25,934 of its common shares in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

ITEM 6. SELECTED FINANCIAL DATA
Selected Financial Data (1)
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except per share and employee data)
The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included In Item 8 “Financial Statements and Supplementary Data”. Per share information for fiscal 2004 to 2007 has been adjusted to reflect our 2008 stock split.

	2008	2007	2006	2005	2004
Operating Results
Orders	$812,998	$719,848	$688,822	$607,210	$586,948
Ending backlog	237,980	193,821	174,447	116,491	114,267
Sales	787,168	695,393	625,389	604,773	585,758
EBIT (2,3)	130,664	94,282	7,508	21,451	30,317
Net income (loss) (2,3)	87,402	50,705	(19,587)	(262)	11,648
Net income (loss) per share, diluted (2,3)	$2.52	$1.48	$(0.66)	$(0.01)	$0.40

Financial Condition
Total assets	$864,717	$816,143	$712,047	$740,193	$736,078
Total cash	123,405	116,110	48,365	23,043	8,640
Total debt	33,627	103,075	105,531	175,408	181,702
Shareholders’ equity	500,017	412,518	339,422	301,646	306,025
Total capitalization	$533,644	$515,593	$444,953	$477,054	$487,727

Other Data
Cash flow from operating activities (2)	$89,560	$65,113	$40,581	$26,340	$26,353
Capital expenditures, net	22,114	16,536	13,660	20,263	9,884
Amortization	1,279	1,631	2,343	2,519	2,738
Depreciation	14,970	14,993	16,235	17,874	18,639
Dividends declared per share	$0.145	$0.125	$0.11	$0.11	$0.11

Number of employees	3,357	3,233	3,271	3,585	3,824

Notes to Selected Financial Data
1. We acquired Mavag on January 10, 2008. We sold our Zanchetta product line on March 31, 2007, our Hapa and Laetus product lines on March 31, 2006 and our lined-pipe and fitting product line on August 31, 2005.
2. A summary of the Company’s special items including inventory write-downs charged to cost of sales, and their impact on the diluted earnings per share is as follows:

	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Special items expense (income):
Cost of sales-restructuring inventory writedowns- Process Solutions and Romaco segments	$0	$0	$1,127	$1,130	$0
Other restructuring costs including severance	0	1,818	8,472	6,833	2,139
Net product line/facility sale (gains) losses	(7,631)	(5,279)	(10,258)	2,053	0
Goodwill impairment-Romaco segment	0	0	39,174	0	0

Total Special items	$(7,631)	$(3,461)	$38,515	$10,016	$2,139

Increase (decrease) on net income due to special items	$6,265	$3,461	$(36,941)	$(6,310)	$(1,390)
Increase (decrease) on diluted earnings per share due to special items	$0.18	$0.06	$(1.29)	$(0.26)	$(0.05)
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading designer, manufacturer and marketer of highly-engineered, application-critical equipment and systems for the energy, industrial, chemical and pharmaceutical markets worldwide. For fiscal 2008, the energy, chemical and pharmaceutical markets were favorable and contributed to the improved operating results in each of our segments. With 61% of our sales outside the United States, we were favorably impacted by foreign currency translation. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. We have initiatives to improve our performance in these key areas. Our business consists of three market-focused segments: Fluid Management, Process Solutions and Romaco.
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
Romaco. Our customer base within the key markets served by the Romaco segment, pharmaceutical, cosmetics and healthcare, are expanding in developing areas of the world. Profitability in our Romaco segment has been improving as a result of the restructuring program completed in fiscal 2007. We remain focused on simplifying this business, managing its cost structure in order to further improve profit levels and cost-effectively serving customers in developing global areas. Our Romaco business segment designs, manufactures and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutriceutical and cosmetic industries. Packaging applications include dosing, filling and sealing of vials, capsules, tubes, bottles and blisters, as well as customized packaging.

Results of Operations
The following tables present components of our Consolidated Statement of Operations and segment information.

Consolidated	2008	2007	2006
Sales	100.0%	100.0%	100.0%
Cost of sales	63.1	65.2	65.6

Gross profit	36.9	34.8	34.4
SG&A expenses	21.2	21.7	27.2
Goodwill impairment charge	0.0	0.0	6.3
Other income	(0.9)	(0.5)	(0.3)

EBIT	16.6%	13.6%	1.2%

By Segment	2008	2007	2006
	(In millions, except percents)
Fluid Management:
Sales	$322.9	$292.3	$245.2
EBIT	91.3	77.0	56.5
EBIT %	28.3%	26.3%	23.0%

Process Solutions:
Sales	$313.6	$273.9	$231.0
EBIT	37.6	31.9	8.9
EBIT %	12.0%	11.7%	3.9%

Romaco:
Sales	$150.7	$129.2	$149.2
EBIT	20.6	2.6	(38.2)
EBIT %	13.7%	2.0%	(25.6)%

Total:
Sales	$787.2	$695.4	$625.4
EBIT	130.7	94.3	7.5
EBIT %	16.6%	13.6%	1.2%
Fiscal Year Ended August 31, 2008 Compared with Fiscal Year Ended August 31, 2007
Net Sales
Sales for fiscal 2008 were $787.2 million compared to $695.4 million in fiscal 2007, an increase of $91.8 million or 13.2%. Excluding the impact of currency translation and acquisitions and dispositions, sales increased by $43.9 million, or 6.4%.
The Fluid Management segment had sales of $322.9 million in fiscal 2008 compared to $292.3 million in fiscal 2007, an increase of $30.6 million, or 10.5%. Currency translation accounted for $9.0 million of the increase, and the remaining $21.6 million increase, or 7.4%, was from increased demand for oilfield equipment products due to higher levels of oil and gas exploration and recovery activity, as well as improved demand in chemical processing and general industrial markets. Orders for this segment were $343.1 million in fiscal 2008 compared to $301.9 million in fiscal 2007. Ending backlog of $63.2 million is 47.0% higher than at the end of the prior year.
The Process Solutions segment had sales of $313.6 million in fiscal 2008 compared to $273.9 million in fiscal 2007, an increase $39.7 million, or 14.5%. Excluding the impact of currency translation and an acquisition, sales increased by $15.1 million, or 5.5% over the prior year. This increase is largely attributable to a stronger global chemical market and increased Asia region sales. Excluding currency and acquisition impacts, orders increased by $18.1 million, or 6.4% over prior year, primarily driven by projects in the chemical market and activity in the Asian region. Ending backlog of $123.5 million is 24.9% higher than prior year levels. The organic increase in sales, orders and backlog reflects the strong demand in the chemical market and an increased expansion in the developing areas of the world. Our primary end markets, chemical processing and pharmaceutical, continued to improve.

The Romaco segment had sales of $150.7 million in fiscal 2008 compared to $129.2 million in fiscal 2007, an increase of $21.5 million, or 16.6%. Excluding the impact of currency translation and a product line sold in fiscal 2007, sales increased $7.3 million, or 5.8% over the prior year. The increase was primarily in the pharmaceutical market. Orders increased $1.1 million, or 0.9%, over prior year after adjusting for currency and the disposed product line. Ending backlog of $51.3 million is comparable to prior year level of $52.0 million.
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
Consolidated EBIT for fiscal 2008 was $130.7 million compared to $94.3 million in fiscal 2007, an increase of $36.4 million. Results for fiscal 2008 included other income of $7.6 million from gains on product line/facility sales while fiscal 2007 results included other income of $3.5 million, which consisted of gains on product line and facility sales of $5.3 million, reduced by restructuring costs in the Romaco segment of $1.8 million. The remaining increase in consolidated EBIT of $32.3 million resulted from increased sales volume, benefits realized from completed restructuring activities in the Romaco segment and improved pricing.
The Fluid Management segment EBIT for fiscal 2008 was $91.3 million, compared to $77.0 million in fiscal 2007. The increase of $14.3 million resulted primarily from the sales increase described above, coupled with a favorable product mix.
The Process Solutions segment EBIT was $37.6 million for fiscal 2008, compared to $31.9 million for fiscal 2007, an increase of $5.7 million. Process Solutions had a gain on the sale of a facility in fiscal 2008 of $0.8 million while fiscal 2007 had a facility sale gain of $5.0 million. Excluding the impact of facility sale gains, fiscal 2008 EBIT increased by $9.9 million principally due to the sales volume increase described above, coupled with better pricing.
The Romaco segment EBIT was $20.6 million for fiscal 2008, an increase of $18.0 million compared to fiscal 2007. The change in other (income) expense accounted for $8.4 million of the increase in EBIT. In fiscal 2008, other income included a gain of $5.7 million related to Romaco product lines sold in fiscal 2006 and a $1.1 million gain on a facility sale related to a previously disposed product line, while fiscal 2007 other expense of $1.6 million consisted of restructuring costs of $1.8 million, reduced by net gains on product line and facility sales of $0.2 million. The remaining $9.6 million increase in EBIT was attributable to higher sales described above and benefits from restructuring activities completed in the prior year.

Interest expense
Net interest expense was $2.0 million in fiscal 2008 and $5.2 million in fiscal 2007. The reduction in net interest expense resulted from higher levels of interest income due to increased cash equivalent balances in fiscal 2008, as well as lower average debt levels in fiscal 2008 due to the repayment of $70 million of our Senior Notes on May 1, 2008. The higher levels of cash equivalent balances were attributable to cash generated from operations and asset/product line sales.
Income taxes
Our effective tax rate for fiscal 2008 was 30.4%. The effective tax rate was lower than the statutory rate primarily due to continued profitable operations in Italy and Germany, which resulted in the release of deferred tax asset valuation allowances of $4.9 million (3.8% point reduction in the effective tax rate), as well as increased taxable income in countries outside the United States, where statutory rates are lower. The significant benefit from the release of the deferred tax asset valuation allowances is not expected to continue in fiscal 2009. Our effective tax rate for fiscal 2007 was 41.4%. The effective tax rate in fiscal 2007 was higher than the statutory rate due to certain foreign losses for which no benefit was recognized.
Net Income
Our net income in fiscal 2008 was $87.4 million compared with $50.7 million in fiscal 2007. The increase in net income is a result of higher sales, improved cost structure due to completed restructuring activities in the Romaco segment, greater benefit from product line/ asset sales, improved pricing, lower interest expense and a lower normalized effective tax rate, as discussed above.

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
The Process Solutions segment had sales of $273.9 million in fiscal 2007 compared to $231.0 million in fiscal 2006, an increase $42.9 million, or 18.6%. The increase in sales is largely attributable to improved orders for original equipment over the last twelve to eighteen months. Exchange rate changes contributed $11.1 million to the increase in sales. Primary end markets, chemical processing and pharmaceutical, continued to improve. The segment is also benefiting from emerging applications, such as flue gas desulfurization and bio-diesel.
The Romaco segment had sales of $129.2 million in fiscal 2007 compared to $149.2 million in fiscal 2006. Excluding product lines sold in fiscal 2007 and 2006, sales increased $13.2 million, or 11.4%. Current year sales include $8.3 million of exchange rate change benefit. Our orders and backlog improved all year as the pharmaceutical market strengthened over the last twelve to eighteen months, which has translated into higher sales in this segment.
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

Income taxes
Our effective tax rate for fiscal 2007 was 41.4%. The effective tax rate is higher than the statutory rate primarily due to certain foreign losses for which no benefit is recognized, revaluation of deferred tax assets and liabilities to current rates and increased provisions for tax contingencies. In 2006 we had $12.6 million of income tax expense in spite of a $5.4 million pretax loss because of two significant transactions with minimal tax impact; the goodwill impairment charge of $39.2 million and the gain on the sale of Hapa and Laetus of $8.1 million. After considering the impact of these transactions, our effective tax rate in fiscal 2006 was 46.0%. The fiscal 2007 effective rate was lower than the fiscal 2006 adjusted effective rate of 46.0% because of profitability in jurisdictions, such as Germany and Italy, where we previously had losses.
Net Income
Our net income in fiscal 2007 was $50.7 million compared with a net loss in fiscal 2006 of $19.6 million. The increase in net income is a result of improved operating performance, lower goodwill impairment and other expenses, lower interest expense and a lower normalized tax rate, as discussed above.

Liquidity and Capital Resources
Operating Activities
In fiscal 2008, our cash flow from operating activities was $89.6 million compared with $65.1 million in fiscal 2007, an increase of $24.5 million. This increase resulted primarily from higher net income, reduced by cash used for working capital to support our growth.
We expect our available cash and fiscal 2009 operating cash flow to be adequate to fund fiscal year 2009 operating needs, shareholder dividends, planned capital expenditures and share repurchases. Our planned capital expenditures are related to additional production capacity in Fluid Management, new products and services, productivity programs, and replacement items.
On October 27, 2008 we announced that our Board of Directors has authorized the repurchase of up to three million of our currently outstanding common shares.
Investing Activities
Our capital expenditures were $22.1 million in fiscal 2008, an increase from $16.5 million in fiscal 2007. Our 2008 capital expenditures were primarily for information technology systems and for capacity expansion in the Fluid Management and Process Solutions segments.
In fiscal 2008 we received proceeds related to the sale of two of our Romaco product lines sold in fiscal 2006 and sold two facilities generating cash of $8.5 million. We made an acquisition in our Process Solutions segment in 2008 for a total consideration of $5.1 million. During 2007, we sold two product lines and two facilities to generate $13.7 million of cash.
Financing Activities
The proceeds from the sale of common stock were $8.6 million in fiscal 2008 and $11.3 million in fiscal 2007 were mostly related to the exercise of stock options by current and former employees. Dividends paid during fiscal 2008 were $5.0 million compared to $4.3 million in fiscal 2007. The quarterly dividend rate per common share was increased in January 2008 from $0.0325 to $0.0375.
Credit Agreement
Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150 million and includes a $100 million expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. At August 31, 2008 we had no borrowings under the Agreement. We had $37.2 million of standby letters of credit outstanding at August 31, 2008. These standby letters of credit are primarily used as security for advance payments received from customers and for our performance under customer contracts. Under the Agreement we have $112.8 million of unused borrowing capacity.
Six banks participate in our revolving credit agreement. We are not dependent on any single bank for our financing needs.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Significant estimates made by us include the allowance for doubtful accounts, inventory valuation, deferred tax asset valuation allowance, warranty, litigation, product liability and environmental accruals, tax contingencies, stock option valuation, goodwill valuation and retirement benefit obligations.
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
Warranty obligations are contingent upon product failure rates, material required for the repairs and service and delivery costs. We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales. We record litigation and product liability reserves based upon a case-by-case analysis of the facts, circumstances and estimated costs.
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
Goodwill and Other Intangible Assets
Goodwill is tested on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated, were performed at year-end for fiscal 2008 (our annual impairment test date) using a discounted cash flow methodology (“income approach”). The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the businesses for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses over their estimated remaining useful lives. Losses, if any, resulting from impairment tests are reflected in operating income in our Consolidated Statement of Operations. Other intangibles are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amount.
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
Pensions
We maintain defined benefit and defined contribution pension plans that provide retirement benefits to substantially all U.S. employees and certain non-U.S. employees. Pension expense for fiscal 2008 and beyond is dependent on a number of factors including returns on plan assets and changes in the plan’s discount rate and therefore cannot be predicted with certainty at this time. The following paragraphs discuss the significant factors that affect the amount of recorded pension expense.
A significant factor in determining the amount of expense recorded for a funded pension plan is the expected long-term rate of return on plan assets. We develop the long-term rate of return assumption based on the current mix of equity and debt securities included in the plan’s assets and on the historical returns on those types of investments, judgmentally adjusted to reflect current expectations of future returns. At August 31, 2008 the weighted average expected rate of return on plan assets was 7.70%.
In addition to the expected rate of return on plan assets, recorded pension expense includes the effects of service cost — the actuarial cost of benefits earned during a period — and interest on the plan’s liabilities to participants. These amounts are determined actuarially based on current discount rates and assumptions regarding matters such as future salary increases and mortality. Differences in actual experience in relation to these assumptions are generally not recognized immediately but rather are deferred together with asset-related gains or losses. When cumulative asset-related and liability-related gains or losses exceed the greater of 10% of total liabilities or the calculated value of plan assets, the excess is amortized and included in pension income or expense. At August 31, 2008, the weighted average discount rate used to value the plan liabilities was 6.6%. We determine our discount rate based on an actuarial yield curve applied to the payments we expect to make out of our retirement plans.
Additional changes in the key assumptions discussed above would affect the amount of pension expense currently expected to be recorded for years subsequent to 2008. Specifically, a one-half percent decrease in the rate of return on assets assumption would have the effect of increasing pension expense by approximately $0.5 million. A comparable increase in this assumption would have the opposite effect. In addition, a one-half percent increase in the discount rate would decrease pension expense by $0.1 million, and a comparable decrease in the discount rate would increase expense by approximately $0.3 million.
New Accounting Pronouncements
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

In July 2006 the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006 (September 1, 2007 for the Company). As stated in Note 9, we adopted the provisions of FIN 48 on September 1, 2007.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. Additionally, in October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” (FSP 157-3). FSP 157-3 clarifies the application of SFAS No.157 in a market that is not active. SFAS No. 157 is effective for the Company’s 2009 fiscal year. We are currently assessing the potential impact of SFAS No. 157 on our consolidated financial statements.
In February 2007, the FASB issued FASB statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS No. 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 will be effective for us beginning in fiscal 2009.
In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) revised the requirements of SFAS No. 141 related to fair value principles, the cost allocation process, and accounting for non-controlling (minority) interests. SFAS No. 141(R) will be effective for us beginning in fiscal 2010. We are currently evaluating the effect, if any, the adoption of SFAS No. 141(R) will have on our consolidated financial statements.
In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 amends ARB 51, “Consolidated Financial Statements”, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 will be effective for us beginning in fiscal 2010. We are currently evaluating the effect, if any, the adoption of SFAS No. 160 will have on our consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Asset”. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 will be effective for us in our fiscal year 2010. We are currently evaluating the impact that the adoption of FSP FAS 142-3 will have on our consolidated financial statements.
In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not anticipate the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.

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
Our main foreign exchange rate exposures relate to assets, liabilities and cash flows denominated in British pounds, euros, Swiss francs and Canadian dollars and the general economic exposure that fluctuations in these currencies could have on the U.S. dollar value of future non-U.S. cash flows. To illustrate the potential impact of changes in foreign currency exchange rates on us for fiscal 2008, the net unhedged exposures in each currency were remeasured assuming a 10% decrease in foreign exchange rates compared with the U.S. dollar. Using this method, our EBIT for fiscal 2008 would have decreased by $7.3 million and our cash flow from operations for fiscal 2007 would have decreased by $4.8 million. This calculation assumed that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes may also affect the volume of sales or the foreign currency sales prices as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not include any effects of potential changes in sales levels or local currency prices.
We also have market risk exposure to interest rates. At August 31, 2008, we had $33.6 million in interest-bearing debt obligations subject to market risk exposure due to changes in interest rates. To manage our exposure to changes in interest rates, we attempt to maintain a balance between fixed and variable rate debt. We expect this balance in the debt profile to moderate our financing cost over time. We are limited in our ability to refinance our fixed rate debt. However, we have the ability to change the characteristics of our fixed rate debt to variable rate debt through interest rate swaps to achieve our objective of balance.
At August 31, 2008, $30.1 million of our outstanding debt had a weighted-average fixed interest rate of 6.8% and $3.5 million had a weighted average variable interest rate of 10.9%. The estimated fair value of our debt at August 31, 2008 was approximately $33.6 million. The following table presents the aggregate maturities and related weighted average interest rates of our debt obligations at August 31, 2008 by maturity dates:

	U.S. Dollar		Non-U.S. Dollar		Non-U.S. Dollar
	Fixed Rate		Fixed Rate		Variable Rate
Maturity Date	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands, except percents)
2009	$0	0.00%	$95	5.92%	$3,097	12.13%
2010	30,000	6.84	0	0.00	351	2.00
2011	0	0.00	0	0.00	84	2.00
2012	0	0.00	0	0.00	0	0.00
2013	0	0.00	0	0.00	0	0.00
Thereafter	0	0.00	0	0.00	0	0.00

Total	$30,000	6.84%	$95	5.92%	$3,532	10.88%

Fair value	$30,000		$95		$3,532

Following is information regarding our long-term contractual obligations and other commitments outstanding as of August 31, 2008:

	Payments Due by Period
			Two to
Long-term contractual		One year	three	Four to	After five
obligations	Total	or less	years	five years	years
	(In thousands)
Debt obligations	$33,627	$3,192	$30,435	$0	$0
Operating leases (1)	17,048	6,148	6,675	3,269	956

Total contractual cash obligations	$50,675	$9,340	$37,110	$3,269	$956

(1)	Operating leases consist primarily of building and equipment leases.
Unrecognized tax benefits in the amount of $6,305,000, including interest and penalties, have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of future payments. The only other commercial commitments outstanding were standby letters of credit of $37,214,000. Of this outstanding amount $30,677,000 is due within a year, $6,295,000 within two to three years and $242,000 due within four to five years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Robbins & Myers, Inc. and Subsidiaries
We have audited Robbins & Myers, Inc. and Subsidiaries’ internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Robbins & Myers, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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
In our opinion, Robbins & Myers, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Robbins & Myers, Inc. and Subsidiaries as of August 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2008 of Robbins & Myers, Inc. and Subsidiaries and our report dated October 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP
Dayton, OH
October 27, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Robbins & Myers, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Robbins & Myers, Inc. and Subsidiaries as of August 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2008. Our audits also included the financial statement schedule listed in Item 15(a) of this Registration Statement. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Robbins & Myers, Inc. and Subsidiaries at August 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As described in Note 1 to the Consolidated Financial Statements, in 2008 the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109.” Also, as described in Note 1 to the Consolidated Financial Statements, in 2007 the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Robbins & Myers, Inc. and Subsidiaries’ internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 27, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young, LLP
Dayton, OH
October 27, 2008

CONSOLIDATED BALANCE SHEET
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except share data)

	August 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$123,405	$116,110
Accounts receivable	153,648	152,779
Inventories	109,797	99,196
Other current assets	8,017	7,410
Deferred taxes	13,476	11,178

Total Current Assets	408,343	386,673
Goodwill	278,906	271,150
Other Intangible Assets	6,853	7,272
Deferred Taxes	21,969	9,583
Other Assets	10,931	12,196
Property, Plant and Equipment	137,715	129,269

	$864,717	$816,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$86,012	$78,890
Accrued expenses	100,407	103,732
Deferred taxes	2,469	1,662
Current portion of long-term debt	3,192	72,522

Total Current Liabilities	192,080	256,806
Long-Term Debt, Less Current Portion	30,435	30,553
Deferred Taxes	44,628	24,818
Other Long-Term Liabilities	82,118	79,019
Minority Interest	15,439	12,429

Shareholders’ Equity:
Common stock-without par value:
Authorized shares-80,000,000
Issued shares-34,762,954 in 2008 (34,275,510 in 2007)	185,552	172,319
Treasury shares-58,848 in 2008 (29,612 in 2007)	(1,947)	(683)
Retained earnings	294,409	217,548
Accumulated other comprehensive income:
Foreign currency translation	36,945	40,024
Pension liability	(14,942)	(16,690)

Total	22,003	23,334

	500,017	412,518

	$864,717	$816,143

See Notes to Consolidated Financial Statements

CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
Robbins & Myers Inc. and Subsidiaries
(In thousands, except share and per share data)

				Accumulated
				Other
				Comprehensive
	Common	Treasury	Retained	Income
	Shares	Shares	Earnings	(Loss)	Total
Balance at September 1, 2005	$110,149	$(10)	$193,968	$(2,461)	$301,646

Net loss			(19,587)		(19,587)
Change in foreign currency translation				8,050	8,050
Change in minimum pension liability				5,219	5,219

Comprehensive loss					(6,318)
Restricted stock grants-net, 117,152 shares Amortization of restricted stock grants	485				485
Cash dividend declared, $0.11 per share			(3,285)		(3,285)
Stock option expense	837				837
Performance stock award expense	445				445
Conversion of bonds to stock, 3,459,048 shares	38,914				38,914
Convertible bonds interest adjustment, net of tax of $508	828				828
Proceeds from employee benefit plan share sales, 89,260 shares	1,009				1,009
Stock options exercised, 414,138 shares	4,658				4,658
Tax benefit of stock options exercised	203				203

Balance at August 31, 2006	157,528	(10)	171,096	10,808	339,422

Net income			50,705		50,705
Change in foreign currency translation				14,160	14,160
Change in minimum pension liability (SFAS No.87), net of tax				8,621	8,621

Comprehensive income					73,486
Adoption of SFAS No. 158, net of tax				(10,255)	(10,255)
Restricted stock grants-net, 121,408 shares Amortization of restricted stock grants	1,247				1,247
Cash dividend declared, $0.125 per share			(4,253)		(4,253)
Treasury stock purchases, 28,996 shares		(673)			(673)
Stock option expense	598				598
Performance stock award expense	924				924
Proceeds from employee benefit plan share sales, 50,194 shares	825				825
Stock options exercised, 687,336 shares	9,066				9,066
Tax benefit of stock options exercised	2,131				2,131

Balance at August 31, 2007	172,319	(683)	217,548	23,334	412,518

Net income			87,402		87,402
Change in foreign currency translation				(3,079)	(3,079)
Change in minimum pension liability, net of tax				1,748	1,748

Comprehensive income					86,071
Adoption of FIN 48			(5,538)		(5,538)
Restricted stock grants-net, 64,546 shares Amortization of restricted stock grants	666				666
Cash dividend declared, $0.145 per share			(5,003)		(5,003)
Treasury stock purchases, 29,236 shares		(1,264)			(1,264)
Stock option expense	745				745
Performance stock award expense	1,979				1,979
Proceeds from employee benefit plan share sales, 34,700 shares	1,278				1,278
Stock options exercised, 388,198 shares	4,249				4,249
Tax benefit of stock options exercised	4,316				4,316

Balance as of August 31, 2008	$185,552	$(1,947)	$294,409	$22,003	$500,017

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF OPERATIONS
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except per share data)

	Years ended August 31,
	2008	2007	2006
Sales	$787,168	$695,393	$625,389
Cost of sales	496,906	453,052	410,473

Gross profit	290,262	242,341	214,916

Selling, general and administrative expenses	167,229	151,520	170,020
Goodwill impairment charge	0	0	39,174
Other income	(7,631)	(3,461)	(1,786)

Income before interest and income taxes	130,664	94,282	7,508

Interest expense, net	2,031	5,243	12,946

Income (loss) before income taxes and minority interest	128,633	89,039	(5,438)

Income tax expense	39,099	36,866	12,589
Minority interest	2,132	1,468	1,560

Net income (loss)	$87,402	$50,705	$(19,587)

Net income (loss) per share
Basic	$2.53	$1.49	$(0.66)

Diluted	$2.52	$1.48	$(0.66)

See Notes to Consolidated Financial Statements

CONSOLIDATED CASH FLOW STATEMENT
Robbins & Myers, Inc. and Subsidiaries
(In thousands)

	Years Ended August 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$87,402	$50,705	$(19,587)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation	14,970	14,993	16,235
Amortization	1,279	1,631	2,343
Deferred taxes	6,201	18,997	(2,887)
Stock compensation	3,390	2,769	1,767
Goodwill impairment charge	0	0	39,174
Net gain on sale of business/facilities	(7,631)	(5,279)	(7,955)
Changes in operating assets and liabilities :
Accounts receivable	(1,067)	(28,315)	6,125
Inventories	(7,261)	(2,796)	2,905
Other assets	(560)	1,059	1,933
Accounts payable	3,682	16,500	(5,468)
Accrued expenses and other liabilities	(10,845)	(5,151)	5,996

Net cash and cash equivalents provided by operating activities	89,560	65,113	40,581

INVESTING ACTIVITIES
Capital expenditures	(22,114)	(16,536)	(13,660)
Proceeds from sale of business/facilities	8,484	13,712	27,833
Acquisitions	(5,061)	0	0

Net cash and cash equivalents (used) provided by investing activities	(18,691)	(2,824)	14,173

FINANCING ACTIVITIES
Proceeds from debt borrowings	12,003	30,904	35,747
Payments of long-term debt	(81,451)	(33,360)	(66,953)
Net proceeds from issuance of common stock, including stock option tax benefits	8,579	11,348	5,667
Dividend paid	(5,003)	(4,253)	(3,285)
Other	0	(432)	(528)

Net cash and cash equivalents (used) provided by financing activities	(65,872)	4,207	(29,352)
Effect of exchange rate changes on cash	2,298	1,249	(80)

Increase in cash and cash equivalents	7,295	67,745	25,322
Cash and cash equivalents at beginning of year	116,110	48,365	23,043

Cash and cash equivalents at end of year	$123,405	$116,110	$48,365

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Robbins & Myers, Inc. and Subsidiaries
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES
Consolidation
The consolidated financial statements include the accounts of Robbins & Myers, Inc. (“Company”, “we,” “us,” “our”) and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participation rights. For these consolidated subsidiaries where our ownership is less than 100%, the other shareholders’ interests are shown as Minority Interest. All significant intercompany accounts and transactions have been eliminated upon consolidation. We produce and sell original equipment and aftermarket parts for a variety of markets including energy, industrial, chemical and pharmaceutical.
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
Goodwill and Other Intangible Assets
Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired. Goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise, using a fair market value approach, at the reporting unit level. We recognize an impairment charge for any amount by which the carrying amount of goodwill exceeds its fair value. Impairment tests are performed each year based on August 31 financial information. Other intangibles are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amount. Losses, if any, resulting from impairment tests are reflected in operating income in our Consolidated Statement of Operations.
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
Changes in our product warranty liability during the year are as follows:

	2008	2007
	(In thousands)
Balance at beginning of the fiscal year	$7,922	$7,605
Warranty expense	1,851	2,188
Deductions	(1,973)	(1,908)
Impact of business dispositions	0	(91)
Impact of exchange rates	53	128

Balance at end of the fiscal year	$7,853	$7,922

Consolidated Statement of Operations
Research and development costs are expensed as incurred and recorded in selling, general and administrative expenses. Research and development costs in fiscal 2008, 2007 and 2006 were $6,469,000, $6,352,000 and $7,799,000, respectively. We also incurred significant engineering costs in conjunction with fulfilling custom customer orders and executing customer projects that is of a research and development nature that is not captured in these amounts. Shipping and handling costs are included in cost of sales. Advertising costs are expensed as incurred.
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
Income Taxes
Income taxes are provided for all items included in the Consolidated Statement of Operations regardless of the period when such items are reported for income tax purposes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We recorded valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of estimated future taxable income and establishment of tax strategies. Future taxable income, reversals of temporary differences, available carryback periods, the results of tax strategies and changes in tax laws could impact these estimates.
Generally, our policy is to provide U.S. income taxes on non-U.S. income when remitted to the U.S. We regularly receive dividends from Canada and provide deferred taxes on those undistributed earnings. Other than the earnings from Canada, we have not provided deferred taxes on the undistributed earnings of international subsidiaries because the earnings are deemed permanently reinvested. It is anticipated that the Company will continue to annually remit a portion of prospective earnings of certain non-Canadian international subsidiaries in the form of taxable dividends. The U.S. tax consequences of those dividends will be recorded when such dividends are paid. Since the Company intends to remit earnings from certain of its non-Canadian international subsidiaries only on a prospective basis, the Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes”, exception will continue to apply to the international subsidiaries accumulated earnings and profits, which aggregated $90,671,000 and $106,564,000 at August 31, 2008 and 2007, respectively.
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which is effective for fiscal years beginning after December 15, 2006. FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes”, and clarifies the accounting for uncertainty in income tax positions. FIN 48 requires us to recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained, based on the technical merits of the position. The recognition and measurement guidelines of FIN 48 were applied to all of our material income tax positions on September 1, 2007, resulting in a $5,538,000 increase in the liability for unrecognized tax benefits, with a corresponding decrease to the beginning retained earnings for the cumulative effect of a change in accounting principle. See Note 9.
Significant judgment is required in determining the provision for income taxes, unrecognized tax benefits, and the related accruals and deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, our tax returns are subject to audit by various tax authorities in numerous jurisdictions. Although we believe that our estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be materially different from that which is reflected in our consolidated financial statements.
Consolidated Cash Flow Statement
Cash and cash equivalents consist of cash balances and temporary investments having an original maturity of 90 days or less.
Fair Value of Financial Instruments
The following methods and assumptions were used by us in estimating the fair value of financial instruments:
Cash and cash equivalents — The amounts reported approximate market value.
Long-term debt — At August 31, 2008, the carrying amount of our debt of $33,627,000 approximates the market value because our interest rate approximates current market rate. The market value of our debt was $105,175,000 at August 31, 2007. These amounts are based on the terms, interest rates and maturities currently available to us for similar debt instruments.
Accounts receivable, accounts payable, and accrued expenses — The amounts reported approximate market value.
Common Stock Plans
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to directors, officers and other key employees. The stock option price per share cannot be less than the fair market value per share as of the date of grant. For officers and other key employees, outstanding grants become exercisable over a three-year period.

The fair value of each stock option grant in fiscal years 2008, 2007 and 2006 were estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted average assumptions. The 2007 and 2006 fair values at grant date have been adjusted to reflect our fiscal 2008 stock split:

	2008		2007		2006
Expected volatility of common stock	35.86%		25.40%		32.70%
Risk free interest rate	4.00		4.80		4.29
Dividend yield	0.50		0.70		0.76
Expected life of option	7.0	Yrs.	7.0	Yrs.	7.0	Yrs.
Fair value at grant date	$12.70		$5.80		$4.41
Assumptions utilized in the model are evaluated when awards are granted. The expected volatility of our common stock was estimated based upon the historical volatility of our common stock price. The risk-free interest rate is based on the U.S. Treasury security yields at the time of the grant for a security with a maturity term equal to or approximating the expected term of the underlying award. The dividend yield was determined by using a blend of historical dividend yield information and expected future trends. The expected life of the option grants represents the period of time options are expected to be outstanding and is based on the contractual term of the grant, vesting schedule and past exercise behavior.
New Accounting Pronouncements
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
In July 2006 the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006 (September 1, 2007 for the Company). As stated above, the adoption of FIN 48 at the start of fiscal 2008, resulted in the Company recognizing a $5,538,000 increase in the liability for unrecognized tax benefits accounted for as a decrease to retained earnings (cumulative effect) as of September 1, 2007, and the total amount of unrecognized tax benefits as of that date was $6,334,000. See Note 9.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. Additionally, in October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” (FSP 157-3). FSP 157-3 clarifies the application of SFAS No.157 in a market that is not active. SFAS No. 157 is effective for the Company’s 2009 fiscal year. We are currently assessing the potential impact of SFAS No. 157 on our consolidated financial statements.
In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS No. 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 will be effective for us beginning in fiscal 2009.
In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) revised the requirements of SFAS No. 141 related to fair value principles, the cost allocation process, and accounting for non-controlling (minority) interests. SFAS No. 141(R) will be effective for us beginning in fiscal 2010. We are currently evaluating the effect, if any, the adoption of SFAS No. 141(R) will have on our consolidated financial statements.
In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 amends ARB 51, “Consolidated Financial Statements”, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 will be effective for us beginning in fiscal 2010. We are currently evaluating the effect, if any, the adoption of SFAS No. 160 will have on our consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Asset”. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 will be effective for us beginning in our fiscal year 2010. We are currently evaluating the impact that the adoption of FSP FAS 142-3 will have on our consolidated financial statements.
In May 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not anticipate the adoption of SFAS No. 162 will have a material impact on our consolidated financial statements.
Reclassifications
Certain prior year amounts may have been reclassified to conform with the current year presentation.

NOTE 2 — BALANCE SHEET INFORMATION

	2008	2007
	(In thousands)
Accounts receivable
Allowances for doubtful accounts	$7,695	$6,189

Inventories
FIFO:
Finished products	$33,216	$30,190
Work in process	47,060	39,699
Raw materials	41,591	38,932

	121,867	108,821
LIFO reserve, U.S. inventories	(12,070)	(9,625)

	$109,797	$99,196

Non-U.S. inventories at FIFO	$81,214	$69,432

Property, plant and equipment
Land	$17,783	$17,795
Buildings	102,809	93,332
Machinery and equipment	177,285	169,456

	297,877	280,583
Less accumulated depreciation	(160,162)	(151,314)

	$137,715	$129,269

Accrued expenses
Salaries, wages and payroll taxes	$22,866	$21,595
Customer advances	28,261	33,091
Pension benefits	3,030	2,714
U.S. other postretirement benefits	2,014	2,261
Warranty costs	7,853	7,922
Accrued interest	821	3,461
Income taxes	10,835	9,517
Commissions	6,494	4,507
Other	18,233	18,664

	$100,407	$103,732

Other long-term liabilities
German pension liability	$40,458	$39,513
U.S. other postretirement benefits	19,766	20,218
U.S. pension liability	6,816	7,699
Other	15,078	11,589

	$82,118	$79,019

NOTE 3 — STATEMENT OF OPERATIONS INFORMATION
Unless otherwise noted, the costs mentioned below in this note were included on the “other income” line of our Consolidated Statement of Operations in the period indicated.

	2008	2007	2006
	(In thousands)
Process Solutions segment restructuring costs	$0	$0	$2,541
Romaco Segment restructuring costs	0	1,818	4,755
Gain on disposition of product lines/facilities	(7,631)	(5,279)	(7,955)

Subtotal	(7,631)	(3,461)	(659)
Less inventory write-down included in cost of sales	0	0	(1,127)

Other income	$(7,631)	$(3,461)	$(1,786)

In fiscal 2008, we sold a facility in each of our Process Solutions and Romaco segments. Additionally, in fiscal 2008 we received proceeds related to the sale of two of our Romaco product lines, sold in fiscal 2006. Cash proceeds from these asset sales totaled $8,484,000. The net gain recognized in fiscal 2008 as a result of these asset sales was $7,631,000.
During fiscal years 2007 and 2006, we incurred costs related to a restructuring program announced in fiscal 2005. The restructuring plan was initiated to improve the profitability of our Romaco and Process Solutions segments and included plant closures, sales of excess facilities, personnel reductions, product line sales, and other activities.
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
In fiscal 2006, management estimated the fair value of the Romaco segment using current prices that the Company might have received in the potential disposition of all or parts of Romaco and recorded a $39,174,000 goodwill impairment charge.

Minimum lease payments
Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 2008:

(In thousands)
2009	$6,148
2010	3,999
2011	2,676
2012	1,823
2013	1,446
Thereafter	956

$17,048

Rental expense for all operating leases in 2008, 2007 and 2006 was approximately $7,398,000, $5,633,000 and $4,971,000, respectively. Operating leases consist primarily of building and equipment leases.

NOTE 4 — PRODUCT LINE DISPOSITIONS
In the third quarter of fiscal 2008 we recognized a pre-tax gain of $5,697,000 ($5,008,000 after-tax gain, or $0.14 per diluted share) related to the sale of two of our Romaco product lines-Hapa and Laetus- sold in fiscal 2006. As part of that transaction, funds were paid into an escrow account that served as collateral for potential claims by the purchaser under the terms of the Asset and Share Purchase Agreement (“Agreement”). The substantive financial guarantees in this Agreement contractually lapsed on March 31, 2008, resulting in the gain and the release of the escrow funds to us. This gain has been included in the “Other income” line in our Consolidated Statement of Operations.
NOTE 5 — CASH FLOW STATEMENT INFORMATION
In fiscal 2008, we recorded the following non-cash investing and financing transactions: $158,000 decrease in deferred tax assets, $1,550,000 increase in property, plant and equipment, $5,182,000 increase in other long-term liabilities, $5,538,000 decrease in retained earnings for the adoption of FIN 48 and $1,748,000 decrease related to the minimum liability of our employee benefit plans.
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
Supplemental cash flow information consisted of the following:

	2008	2007	2006
	(in thousands)
Interest paid	$8,141	$7,952	$13,078
Taxes paid, net of refunds	30,838	19,560	13,399

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by operating segment are as follows:

	Process	Fluid
	Solutions	Management	Romaco
	Segment	Segment	Segment	Total
		(In thousands)
Balance as of September 1, 2006	$145,075	$106,287	$10,965	$262,327
Goodwill reduction from utilizing purchased tax loss carryforwards and deferred tax assets	0	0	(1,052)	(1,052)
Goodwill reduction due to business dispositions	0	0	(250)	(250)
Translation adjustments and other	8,114	1,281	730	10,105

Balance as of August 31, 2007	153,189	107,568	10,393	271,150
Goodwill reduction from utilizing purchased tax loss carryforwards and deferred tax assets	0	0	(474)	(474)
Goodwill addition due to business acquisition	2,680	0	0	2,680
Translation adjustments and other	2,001	1,135	2,414	5,550

Balance as of August 31, 2008	$157,870	$108,703	$12,333	$278,906

In fiscal 2008 and 2007, we were able to utilize certain net operating loss (NOL) carryforwards and deferred tax assets that existed at the purchase date of Romaco. No value was allocated to these items in the opening balance sheet of Romaco; therefore, the utilization of these items is recorded as a reduction to goodwill.
Information regarding our other intangible assets is as follows:

	2008			2007
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
			(In thousands)
Patents and trademarks	$11,899	$7,480	$4,419	$11,378	$7,093	$4,285
Non-compete agreements	9,099	7,338	1,761	8,879	7,009	1,870
Financing costs	9,679	9,006	673	9,559	8,571	988
Other	5,171	5,171	0	5,201	5,072	129

	$35,848	$28,995	$6,853	$35,017	$27,745	$7,272

We estimate that amortization expense will be approximately $1,300,000 for each of the next five years.

NOTE 7 — LONG-TERM DEBT

	2008	2007
	(in thousands)
Senior debt:
Revolving credit loan	$0	$0
Senior notes	30,000	100,000
Other	3,627	3,075

Total debt	33,627	103,075
Less current portion	(3,192)	(72,522)

Long-term debt	$30,435	$30,553

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150,000,000 and includes a $100,000,000 expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement and the Senior Notes, discussed below, is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. While no amounts are outstanding under the Agreement at August 31, 2008, we have $37,214,000 of standby letters of credit outstanding at August 31, 2008. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors. Accordingly, under the Agreement we have $112,786,000 of unused borrowing capacity.
We have $30,000,000 of Senior Notes (“Senior Notes”) outstanding with an interest rate of 6.84%, due May 1, 2010. On May 1, 2008, $70,000,000 of Senior Notes became due and were fully repaid. Also, at that time, our interest rate hedge contractually expired.
The Agreement and Senior Notes contain certain restrictive covenants including limitations on indebtedness, asset sales, sales and lease backs, and cash dividends and financial covenants relating to interest coverage, leverage and net worth. As of August 31, 2008, we are in compliance with these covenants.
Our other debt consisted primarily of unsecured non-U.S. bank lines of credit with interest rates approximating 11.00%.
Aggregate principal payments of long-term debt, for the five years subsequent to August 31, 2008, are as follows:

(In thousands)

2009	$3,192
2010	30,351
2011	84
2012	0
2013	0
2014 and thereafter	0

Total	$33,627

NOTE 8 — RETIREMENT BENEFITS
As discussed in Note 1, we adopted SFAS 158 on August 31, 2007 and the effect on individual line items of our Consolidated Balance Sheet as of August 31, 2007 was as follows:

	Prior to		After
	Adopting		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
Other intangible assets	$11,682	$(4,410)	$7,272

Accrued expenses	108,731	(4,999)	103,732

Long-term deferred tax liability	30,479	(5,661)	24,818
Other long-term liabilities	62,514	16,505	79,019

Accumulated other comprehensive income	33,589	(10,255)	23,334
We sponsor two defined contribution plans covering most U.S. salaried employees and certain U.S. hourly employees. Contributions are made to the plans based on a percentage of eligible amounts contributed by participating employees. We also sponsor several defined benefit plans covering certain employees. Benefits are based on years of service and employees’ compensation or stated amounts for each year of service. Our funding policy is consistent with the funding requirements of applicable regulations. At August 31, 2008 and 2007, pension assets included 160,000 and 200,000 shares respectively, of our common stock.
In addition to pension benefits, we provide health care and life insurance benefits for certain of our retired U.S. employees. Our policy is to fund the cost of these benefits as claims are paid.

Retirement and other post-retirement plan costs are as follows:

	Pension Benefits
	2008	2007	2006
	(In thousands)
Service costs	$1,753	$2,017	$2,855
Interest cost	9,200	8,812	8,246
Expected return on plan assets	(7,898)	(7,218)	(7,340)
FAS 88 curtailment cost	0	0	(220)
Amortization of prior service cost	758	695	798
Amortization of transition obligation	0	0	(198)
Recognized net actuarial losses	214	1,578	2,100

Net periodic benefit cost	$4,027	$5,884	$6,241

Defined contribution cost	$3,056	$2,777	$1,982

	Other Benefits
	2008	2007	2006
	(In thousands)
Service cost	$392	$324	$367
Interest cost	1,389	1,346	1,271
Net amortization	716	765	920

Net periodic benefit cost	$2,497	$2,435	$2,558

The benefit obligation, funded status and amounts recorded in the balance sheet at August 31, are as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
		(In thousands)
Change in benefit obligation:
Beginning of year	$157,086	$163,953	$22,479	$23,244
Service cost	2,173	2,315	392	324
Interest cost	9,085	8,954	1,389	1,346
Plan amendments	1,376	0	0	0
Currency exchange rate impact	647	4,760	0	0
Actuarial gains	(9,856)	(11,293)	(673)	(192)
Benefit payments	(11,342)	(11,603)	(1,807)	(2,243)

End of year	$149,169	$157,086	$21,780	$22,479

Change in plan assets:
Beginning of year	$107,160	$95,909	$0	$0
Currency exchange rate impact	(2,689)	1,523	0	0
Actual return	(1,527)	14,299	0	0
Company contributions	7,263	7,032	1,807	2,243
Benefit payments	(11,342)	(11,603)	(1,807)	(2,243)

End of year	$98,865	$107,160	$0	$0

Funded status	$(50,304)	$(49,926)	$(21,780)	$(22,479)

Accrued benefit cost	$(50,304)	$(49,926)	$(21,780)	$(22,479)

Recorded as follows:
Accrued expenses	$(3,030)	$(2,714)	$(2,014)	$(2,261)
Other long-term liabilities	(47,274)	(47,212)	(19,766)	(20,218)

	(50,304)	(49,926)	(21,780)	(22,479)
Accumulated other comprehensive loss	17,463	17,947	6,785	8,174

	$(32,841)	$(31,979)	$(14,995)	$(14,305)

Deferred taxes on accumulated other comprehensive loss	$(6,728)	$(6,325)	$(2,578)	$(3,106)

Accumulated other comprehensive loss at August 31, 2008:
Net actuarial losses	$14,362	$15,352	$5,537	$6,715
Prior service cost	3,101	2,563	1,248	1,459
Deferred taxes	(6,728)	(6,325)	(2,578)	(3,106)

Net accumulated other comprehensive loss at August 31, 2008	$10,735	$11,590	$4,207	$5,068

Pension plans with accumulated (“ABO”) and projected (“PBO”) benefit obligations in excess of plan assets:

	2008	2007
	(In thousands)
Accumulated benefit obligation	$146,927	$154,214
Projected benefit obligation	149,169	157,086
Plan assets	98,865	107,160
In 2008 and 2007, $41,118,000 and $42,065,000, respectively, of the unfunded ABO and $43,360,000 and $44,937,000, respectively, of the unfunded PBO related to our pension plan for a German operation. Funding of pension obligations is not required in Germany.
The weighted allocations of pension plan assets at August 31, 2008 and 2007 are shown in the following table.

	2008	2007
Equity securities	64%	67%
Debt securities	33	32
Cash and cash equivalents	3	1

	100%	100%

At August 31, 2008, our target allocation percentages for plan assets were approximately 65% equity securities and 35% debt securities. The targets may be adjusted periodically to reflect current market conditions and trends as well as inflation levels, interest rates and the trend thereof, and economic and monetary policy. The objective underlying this allocation is to achieve a long-term rate of return of 5.75% above inflation.
We will use a weighted average long-term rate of return of approximately 7.70% in fiscal 2009. Expected rates of return are developed based on the target allocation of debt and equity securities and on the historical returns on these types of investments judgmentally adjusted to reflect current expectations based on historical experience of the plan’s investment managers. In evaluating future returns on equity securities, the existing portfolio is stratified to separately consider large and small capitalization investments as well as international and other types of securities.
We expect to make future benefits payments from our benefit plans as follows:

	Pension Benefits	Other Benefits
	(In thousands)
2009	$11,500	$2,000
2010	11,200	2,100
2011	11,400	2,100
2012	11,200	2,100
2013	11,300	2,100
2014-2018	55,600	10,300
The Company anticipates contributing $3,000,000 to its pension benefit plans in fiscal 2009.

The actuarial weighted average assumptions used to determine plan liabilities at August 31, are as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008		2007
Weighted average assumptions:
Discount rate	6.60%	5.90%	6.90%		6.25%
Expected return on plan assets	7.70	7.70	N/A		N/A
Rate of compensation increase	3.00	2.85	N/A		N/A
Health care cost increase	N/A	N/A	9.0 – 5.0%		9.5 – 5.0%
Health care cost grading period	N/A	N/A	8	years	9	years
The actuarial weighted average assumptions used to determine plan costs are as follows (measurement date September 1):

	Pension Benefits		Other Benefits
	2008	2007	2008		2007
Discount rate	5.90%	5.75%	6.25%		6.00%
Expected return on plan assets	7.70	7.70	N/A		N/A
Rate of compensation increase	2.85	2.85	N/A		N/A
Health care cost increase	N/A	N/A	9.5 – 5.0%		10.0 – 5.0%
Health care cost grading period	N/A	N/A	9	years	10	years
The assumed health care trend rate has a significant effect on the amounts reported for health care benefits. A one-percentage point change in assumed health care rate would have the following effects:

	Increase	Decrease
	(In thousands)
Service and interest cost	$112	$(27)
Postretirement benefit obligation	650	(581)

NOTE 9 — INCOME TAXES
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2008	2007
	(In thousands)
Deferred tax assets and liabilities
Assets:
Postretirement obligations	$12,814	$13,674
Net operating loss carryforwards	16,349	18,766
Tax credit carryforward	6,095	7,391
Other accruals	6,772	5,661
Inventory allowances	2,802	2,687
Warranty reserve	2,238	2,461
Customer advance payments and prepaid expenses	1,664	2,057
Research and development costs	1,966	2,308
Goodwill and purchase assets basis differences	1,632	2,921
Other items	2,510	3,423

	54,842	61,349
Less valuation allowances	14,720	19,140

	40,122	42,209

Liabilities:
Other accruals	2,469	2,013
Fixed asset basis differences	5,477	5,726
Goodwill and purchased asset basis differences	42,712	38,991
Other items	1,116	1,198

	51,774	47,928

Net deferred tax liability	$(11,652)	$(5,719)

The tax credit carryforwards, which primarily relate to foreign tax credits, begin to expire in fiscal 2012. The primary components of the net operating loss carryforwards exist in Germany ($12,497,000 for income tax and $7,452,000 for trade tax), Italy ($14,312,000) and the Netherlands ($14,774,000). There are no expiration dates on the net operating loss carryforwards in Germany and the Netherlands. The net operating loss carryforwards in Italy begin to expire in fiscal 2009.

Expense (in thousands)

	2008	2007	2006
Current:
U.S. federal	$16,243	$8,654	$273
Non-U.S.	14,803	12,562	15,037
U.S. state	1,110	425	166

	32,156	21,641	15,476

Deferred:
U.S. federal	15,282	11,777	(3,018)
Non-U.S.	(9,649)	2,438	390
U.S. state	1,310	1,010	(259)

	6,943	15,225	(2,887)

	$39,099	$36,866	$12,589

Tax expense included in minority interest	$916	$862	$916

Non-U.S. pretax income (loss)	$64,735	$40,674	$(6,284)

A summary of the differences between tax expense at the statutory U.S. rate and recorded tax expense is reconciled as follows:

	2008	2007	2006
	(in thousands)
Tax expense (benefit) at U.S. statutory rate	$45,022	$31,164	$(1,903)
Impact of change in valuation allowances on non-U.S. losses	(4,914)	163	1,201
Impact on U.S. taxes from repatriation of foreign earnings	789	1,477	(44)
Extraterritorial income deduction/Section 199	(722)	(402)	(517)
Impact from nondeductible goodwill write-off	0	0	15,421
Impact from other nondeductible expenses	786	306	834
Non-U.S. tax lower than U.S. tax rates	(2,374)	(493)	(2,550)
Tax contingencies	450	1,160	0
Revaluation of deferred tax accounts	298	3,079	0
Other items — net	(236)	412	147

Recorded tax expense	$39,099	$36,866	$12,589

The impact of change in valuation allowances on non-US losses primarily relate to certain operating entities in Germany & Italy. No further valuation allowances exist for these entities.
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which is effective for fiscal years beginning after December 15, 2006. This interpretation prescribes a framework for recognizing and measuring income tax benefits for inclusion in the financial statements and also provides guidance on derecognition, classification, interest and penalties. FIN 48 provides that an income tax benefit is recognized in the financial statements when it is more likely than not that the benefit claimed or to be claimed on an income tax return will be sustained upon examination. The amount of income tax benefit recognized is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
The Company adopted the provisions of FIN 48 on September 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $6,334,000, including interest and penalties, all of which would affect the effective tax rate if recognized in future periods. As a result of the implementation of FIN 48, the Company recognized a $5,538,000 increase in the liability for unrecognized tax benefits, including interest and penalties, accounted for as a decrease to retained earnings (cumulative effect) as of September 1, 2007. There have been no material changes in the balance of unrecognized tax benefits during fiscal 2008.

A reconciliation of the change in unrecognized tax benefits, excluding interest and penalties, from September 1, 2007 to August 31, 2008 is as follows:

(in thousands)

Balance at September 1, 2007	$4,897
Increases/(decreases) for prior year tax positions	113
Increases/(decreases) for current year tax positions	497
Increases/(decreases) related to settlements	0
Increases/(decreases) related to statute lapses	(372)
Increases/(decreases) related to exchange rate changes	246

Balance at August 31, 2008	$5,381

All of the balance of unrecognized tax benefits at August 31, 2008 of $5,381,000, would, if recognized, affect the effective tax rate.
To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. This is an accounting policy election made by the Company that is a continuation of the Company’s historical policy and will continue to be consistently applied in the future. Accrued interest and penalties are included in the related tax liability in the consolidated balance sheet. As of September 1, 2007, the Company had total accrued interest and penalties of $1.4 million related to unrecognized tax benefits. The Company made payments of interest and penalties of $0.2 million and reduced its interest and penalty accrual by $0.3 million in fiscal 2008, and in total, as of August 31, 2008, has recognized a liability for interest and penalties of $0.9 million.
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
NOTE 10 — COMMON STOCK
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to directors, officers and other key employees. In addition, we sponsor stock option and stock compensation plans for non-employee directors. Under the plan, the stock option price per share cannot be less than the fair market value per share as of the date of grant. For officers and other key employees, outstanding grants become exercisable over a three-year period, while options for non-employee directors are immediately exercisable. Option awards generally have 10-year contractual terms. Proceeds from the sale of stock issued under option arrangements are credited to common stock.

Summaries of amounts issued under the stock option plans are presented in the following tables. All data has been restated in the following tables to give effect to our 2-for-1 stock split which was effective February 28, 2008. The 2-for-1 stock split was in the form of share distribution.
Stock option activity

		Weighted-
	Stock	Average Option
	Options	Price Per Share
Outstanding at September 1, 2005	2,068,002	$12.22
Granted	160,000	11.13
Exercised	(414,138)	11.24
Canceled	(383,996)	12.83

Outstanding at August 31, 2006	1,429,868	12.22
Granted	83,800	16.37
Exercised	(687,336)	13.19
Canceled	(88,532)	12.61

Outstanding at August 31, 2007	737,800	11.84
Granted	111,822	12.70
Exercised	(388,198)	11.26

Outstanding at August 31, 2008	461,424	$16.52

Exercisable stock options at year-end
2006		1,183,964
2007		568,268
2008		252,805

Shares available for grant at year-end
2006		2,240,000
2007		1,912,730
2008		1,740,362
Components of outstanding stock options at August 31, 2008

		Weighted-
Range of		Average	Weighted-	Intrinsic
Exercise	Number	Contract Life	Average	Value
Price	Outstanding	in Years	Exercise Price	(In thousands)
$7.69 – 11.00	180,330	6.29	$10.63	$6,172
11.50 – 31.02	281,094	6.91	20.29	6,902

$7.69 – 31.02	461,424	6.67	$16.52	$13,074

Components of exercisable stock options at August 31, 2008

		Weighted-
Range of		Average	Weighted-	Intrinsic
Exercise	Number	Contract Life	Average	Value
Price	Exercisable	in Years	Exercise Price	(In thousands)
$7.69 – 11.00	142,000	6.05	$10.60	$4,864
11.50 – 21.93	110,805	4.08	13.29	3,497

$7.69 – 21.93	252,805	5.19	$11.78	$8,361

The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $12,649,000, $9,629,000 and $1,309,000, respectively.

Under our 2008 long-term incentive stock plan, selected participants received performance share awards. The performance shares earned range from 50% to 150% of the target award based on earnings per share and return on assets. The performance shares are earned at the end of one year, but are only issued as common shares to the participant if the participant continues in our employment for two more years. Under our previous long-term incentive stock plan, selected participants received awards which converted into a variable number of restricted shares based on absolute measures based on earnings per share and return on assets. The restricted shares earned ranged from 50% to 200% of the target award. Restricted shares earned were issued to the participants at the end of the three-year measurement period and were subject to forfeit if the participant left our employment within the following one to two years.
For the performance period ended August 31, 2008, $1,745,000 performance shares were earned ($864,000 and $1,207,000 in fiscal 2007 and fiscal 2006, respectively).
As of August 31, 2008 we had $4,325,000 of compensation expense not yet recognized related to nonvested stock awards. The weighted-average period that this compensation cost will be recognized is fifteen months.
Total after tax compensation expense included in net income for all stock based awards was $2,100,000, $1,797,000 and $1,096,000 for fiscal years 2008, 2007 and 2006, respectively.
NOTE 11 — NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share: *

	2008	2007	2006
	(In thousands, except per share data)
Numerator:
Basic:
Net income (loss)	$87,402	$50,705	$(19,587)
Effect of dilutive securities:
Convertible debt interest	0	0	1,784

Income (loss) attributable to diluted shares	$87,402	$50,705	$(17,803)

Denominator:
Basic:
Weighted average shares	34,524	34,050	29,796
Effect of dilutive securities:
Convertible debt	0	0	3,302
Dilutive options and restricted shares	194	162	52

Diluted	34,718	34,212	33,150

Net income (loss) per share:
Basic	$2.53	$1.49	$(0.66)
Diluted	$2.52	$1.48	$(0.66)

*	Adjusted for 2-for-1 stock split of our shares in fiscal 2008.
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
We evaluate performance and allocate resources based on Income before interest and income taxes (“EBIT”). Identifiable assets by business segment include all assets directly identified with those operations. Corporate assets consist mostly of cash and intangible assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that we account for U.S. inventory on a FIFO basis at the segment level compared to a LIFO basis at the consolidated level.

The following tables provide information about our reportable business segments.

	2008		2007		2006
	(In thousands)
Unaffiliated Customer Sales:
Fluid Management	$322,868		$292,283		$245,180
Process Solutions	313,604		273,890		231,009
Romaco	150,696		129,220		149,200

Total	$787,168		$695,393		$625,389

Intersegment Sales:
Fluid Management	$0		$0		$0
Process Solutions	0		0		441
Romaco	0		0		0
Corporate and Eliminations	0		0		(441)

Total	$0		$0		$0

Depreciation and Amortization:
Fluid Management	$6,993		$7,376		$7,491
Process Solutions	6,753		6,224		6,496
Romaco	1,869		2,090		2,991
Corporate and Eliminations	634		934		1,600

Total	$16,249		$16,624		$18,578

EBIT:
Fluid Management	$91,319		$76,973		$56,522
Process Solutions	37,570	(1)	31,941	(1)	8,867	(1)
Romaco	20,603	(2)	2,612	(2)	(38,189	)(2)
Corporate and Eliminations	(18,828)		(17,244)		(19,692)

Total	$130,664		$94,282		$7,508

Identifiable Assets:
Fluid Management	$270,331		$252,980		$234,579
Process Solutions	373,545		359,453		328,495
Romaco	111,610		101,777		110,566
Corporate and Eliminations	109,231		101,933		38,407

Total	$864,717		$816,143		$712,047

Capital Expenditures:
Fluid Management	$13,204		$8,373		$7,882
Process Solutions	9,680		4,209		2,046
Romaco	1,505		960		3,436
Corporate and Eliminations	(2,275)		2,994		296

Total	$22,114		$16,536		$13,660

Information about our operations in different geographical regions is presented below. Our primary operations are in the U.S. and Europe. Sales are attributed to countries based on the location of the customer.

	2008	2007	2006
	(In thousands)
Sales
United States	$304,100	$280,645	$253,818
Europe	215,133	185,168	176,695
Other North America	81,738	67,165	71,535
Asia	111,108	100,263	79,481
South America	36,207	40,541	33,225
Other	38,882	21,611	10,635

	$787,168	$695,393	$625,389

Tangible Assets
United States	$145,789	$132,229	$139,003
Europe	186,100	178,789	169,198
Other North America	27,915	32,889	26,068
South America	21,461	17,949	15,880
Asia and Australia	75,907	61,818	49,186
Corporate	121,786	114,047	38,878

	$578,958	$537,721	$438,213

(1)	Includes cost of $2,541,000 in fiscal 2006, related to the restructuring of our Process Solutions segment. Fiscal 2008 includes gain of $835,000 related to the disposition of facilities, fiscal 2007 includes a gain of $5,036,000, and fiscal 2006 includes losses of $189,000 related to the disposition of facilities and product lines.

(2)	Includes costs of $1,818,000, and $4,755,000 in fiscal years 2007 and 2006, respectively, related to the restructuring of our Romaco segment. Fiscal years 2008 and 2007 include a gain of $6,796,000 and $243,000 respectively, on product line and facility dispositions, and fiscal 2006 includes a gain of $8,144,000 on the disposition of product lines. Fiscal 2006 also includes a $39,174,000 goodwill impairment charge.

NOTE 13 — QUARTERLY DATA (UNAUDITED)
Earnings per share for each quarter and the year are calculated individually and may not add to the total for the year.

	2008 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Sales	$173,536	$184,932	$200,946	$227,754	$787,168
Gross profit	62,862	66,235	76,824	84,341	290,262
EBIT	23,221	26,221	40,160	41,062	130,664
Income before income taxes and minority interest	22,494	25,442	39,903	40,794	128,633
Net income	13,938	16,337	26,495	30,632	87,402
Net income per share:
Basic	$0.41	$0.47	$0.77	$0.88	$2.53
Diluted	0.40	0.47	0.76	0.88	2.52
Weighted average common shares:
Basic	34,370	34,488	34,548	34,685	34,524
Diluted	34,642	34,620	34,650	34,836	34,718

	2007 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Sales	$154,433	$162,498	$171,428	$207,034	$695,393
Gross profit	53,863	54,849	61,415	72,214	242,341
EBIT	19,163	15,794	23,000	36,325	94,282
Income before income taxes and minority interest	17,623	14,449	21,535	35,432	89,039
Net income	10,613	7,932	13,248	18,912	50,705
Net income per share:
Basic	$0.32	$0.23	$0.39	$0.55	$1.49
Diluted	0.31	0.23	0.39	0.55	1.48
Weighted average common shares:
Basic	33,704	34,116	34,170	34,242	34,050
Diluted	34,062	34,332	34,410	34,384	34,212
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of August 31, 2008. Based upon this evaluation, our CEO and CFO have concluded that the design and operation of our disclosure controls and procedures were effective as of August 31, 2008.
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
Management assessed our internal control over financial reporting as of August 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2008. Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report, which is included at Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
Information Concerning Directors and Executive Officers
The information required by this item relating to directors and executive officers of the Company, the Company’s Audit Committee and Section 16(a) Compliance is incorporated herein by reference to that part of the information under “Election of Directors,” “Security Ownership” and “Section 16 Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on January 7, 2009. Certain information concerning executive officers of the Company appears under “Executive Officers of the Registrant” at Part I of this Report.
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
Audit Committee Financial Expert
The Company’s Board of Directors has determined that at least two persons serving on its audit committee are “audit committee financial experts” as defined under Item 407(d)(5) of Regulation S-K. Dale L. Medford and Andrew G. Lampereur, members of the audit committee, are audit committee financial experts and are independent as that term is used in Item 407(a) of Regulation S-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on January 7, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding our equity compensation plans as of August 31, 2008:

(c)
Number of
Common Shares
		(b)	Remaining
	(a)	Weighted-	Available for
	Number of Common	Average	Future Issuance
	Shares to	Exercise Price	Under Equity
	be issued Upon	of	Compensation
	Exercise of	Outstanding	Plans (excluding
	Outstanding	Options,	securities
	Options,	Warrants, and	reflected in
Plan Category	Warrants, and Rights	Rights	column (a))
Equity compensation plans approved by shareholders(1,2)	461,424	$16.52	1,740,362

Equity compensation plans not approved by shareholders	0	0	0

Total	461,424	$16.52	1,740,362

(1)	Includes outstanding options under (i) our 1994 Long-Term Incentive Stock Plan, 1995 Stock Option Plan for Non-Employee Directors, and 1999 Long-Term Incentive Plan, all of which have terminated as to future awards, and (ii) our 2004 Stock Incentive Plan.

(2)	All shares listed in Column (c) are available for future awards under our 2004 Stock Incentive Plan. Awards may be comprised of options, restricted shares, performance shares, share awards or share unit awards upon such terms as the Compensation Committee of the Board determines at the time of grant that are consistent with the express terms of the plan.
The other information required by this Item 12 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on January 7, 2009.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on January 7, 2009.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on January 7, 2009.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	FINANCIAL STATEMENTS

The following consolidated financial statements of Robbins & Myers, Inc. and its subsidiaries are at Item 8 hereof.

Consolidated Balance Sheet — August 31, 2008 and 2007.

Consolidated Statement of Operations — Years ended August 31, 2008, 2007 and 2006.

Consolidated Shareholders’ Equity Statement — Years ended August 31, 2008, 2007 and 2006.

Consolidated Cash Flow Statement — Years ended August 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements.

(a) (2)	FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3)	EXHIBITS. See INDEX to EXHIBITS.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Robbins & Myers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of October, 2008.

ROBBINS & MYERS, INC.
BY	/s/ Peter C. Wallace
Peter C. Wallace
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Robbins & Myers, Inc. and in the capacities and on the date indicated:

NAME	TITLE	DATE

/s/ Peter C. Wallace Peter C. Wallace	Director, President and Chief Executive Officer	October 28, 2008

/s/ Christopher M. Hix Christopher M. Hix	Vice President and Chief Financial Officer (Principal Financial Officer)	October 28, 2008

/s/ Kevin J. Brown Kevin J. Brown	Corporate Controller (Principal Accounting Officer)	October 28, 2008

*Thomas P. Loftis	Chairman Of Board	October 28, 2008
*Daniel W. Duval	Director	October 28, 2008
*David T. Gibbons	Director	October 28, 2008
*Stephen F. Kirk	Director	October 28, 2008
*Andrew G. Lampereur	Director	October 28, 2008
*Dale L. Medford	Director	October 28, 2008

*	The undersigned, by signing his name hereto, executes this Report on Form 10-K for the year ended August 31, 2008 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.

/s/ Peter C. Wallace
Peter C. Wallace
Their Attorney-in-fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Other -		Deductions-		Balance at
Description	Period	Expenses	Describe (8)		Describe		End of Period
	(in thousands)
Year Ended August 31, 2008
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$6,189	$1,790	$333	(1)	$617	(2)	$7,695
Inventory obsolescence	14,137	1,791	430		1,049	(3)	15,309
Deferred tax asset valuation allowance	19,140	969	469		5,858	(4)	14,720
Other reserves:
Warranty claims	7,922	1,851	53		1,973	(5)	7,853
Current & L-T insurance reserves	1,663	801	0		1,153	(6)	1,311
Restructuring reserves	258	0	0		258	(7)	0

Year Ended August 31, 2007
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$6,860	$2,455	$279		$3,405	(2)	$6,189
Inventory obsolescence	17,583	2,156	566		6,168	(3)	14,137
Deferred tax asset valuation allowance	23,151	1,421	1,238		6,670	(4)	19,140
Other reserves:
Warranty claims	7,605	2,188	128		1,999	(5)	7,922
Current & L-T insurance reserves	1,741	871	0		949	(6)	1,663
Restructuring reserves	1,755	0	94		1,591	(7)	258

Year Ended August 31, 2006
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$4,632	$2,828	$143		$743	(2)	$6,860
Inventory obsolescence	21,351	2,347	657		6,772	(3)	17,583
Deferred tax asset valuation allowance	23,296	1,201	950		2,296	(4)	23,151
Other reserves:
Warranty claims	9,176	3,134	71		4,776	(5)	7,605
Current & L-T insurance reserves	2,098	1,294	0		1,651	(6)	1,741
Restructuring reserves	1,074	5,738	38		5,095	(7)	1,755

Note (1) Includes impact from acquisition of Mavag in fiscal 2008 of $250,000.
Note (2) Represents accounts receivable written off against the reserve, and impact from dispositions of $981,000 and $200,000 in fiscal 2007 and 2006, respectively.
Note (3) Inventory items scrapped and written off against the reserve, and impact from dispositions of $2,484,000 and $2,800,000 in fiscal 2007 and 2006, respectively.
Note (4) Impact of valuation allowance release and changes in tax rates.
Note (5) Warranty cost incurred applied against the reserve, and impact from dispositions of $91,000 and $970,000 in fiscal 2007 and 2006, respectively.
Note (6) Spending against casualty reserve.
Note (7) Spending against restructure reserve.
Note (8) Includes impact of exchange rates, and for fiscal 2008, allowance for doubtful accounts of acquired business.

       INDEX TO EXHIBITS

(3)	ARTICLES OF INCORPORATION AND BY-LAWS:

	3.1	Amended Articles of Incorporation of Robbins & Myers, Inc was filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the Quarter ended February 29, 2008	*

	3.2	Code of Regulations of Robbins & Myers, Inc. was filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q for the Quarter ended February 28, 2007	*

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

	4.1	Fifth Amended and Restated Credit Agreement dated December 19, 2006 among Robbins & Myers, Inc., Robbins & Myers Finance Europe B.V., the Lenders named in the amended agreement and JP Morgan Chase Bank, N.A. as Administrative Agent and Issuing Bank was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 22, 2006	*

	4.2	Amended and Restated Pledge and Security Agreement between Robbins & Myers, Inc. and Bank One, Dayton, N.A., dated May 15, 1998, was filed as Exhibit 4.2 to our Report on Form 10-K for the year ended August 31, 2003	*

	4.3	Form of $100 million senior note agreement dated May 1, 1998 was filed as Exhibit 4.1 to our Report on Form 10-Q for the quarter ended May 31, 1998	*

	4.4	Registration Agreement, dated August 7, 2008, between Robbins & Myers, Inc. and M.H.M & Co., Ltd. was filed as Exhibit 4.3 to our Registration Statement on Form S-3ASR (File No. 333-152874)	*

(10)	MATERIAL CONTRACTS:

	10.1	Robbins & Myers, Inc. Cash Balance Pension Plan (As Amended and Restated Effective as of October 1, 1999) was filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended August 31, 2001	*/M

	10.2	Third Amendment to the Robbins & Myers, Inc. Cash Balance Pension Plan, dated October 31, 2005 was filed as an Exhibit to our Current Report on Form 8-K filed on November 4, 2005	*/M

	10.3	Robbins & Myers, Inc. Employee Savings Plan as amended through August 31, 2000 was filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended August 31, 2000	*/M

	10.4	Robbins & Myers, Inc. Executive Supplemental Retirement Plan as amended through October 5, 2007 was filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended August 31, 2007	*/M

	10.5	Robbins & Myers, Inc. Executive Supplemental Pension Plan as amended through October 5, 2007 was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2007	*/M

10.6	Form of Indemnification Agreement between Robbins & Myers, Inc., and each director was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2001	*/M

10.7	Robbins & Myers, Inc. 1994 Directors Stock Compensation Plan was filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended August 31, 2001	*/M

10.8	Robbins & Myers, Inc. 1994 Long-Term Incentive Stock Plan as amended was filed as Exhibit 10.10 to our Report on Form 10-K for the year ended August 31, 1996	*/M

10.9	Robbins & Myers, Inc. 1995 Stock Option Plan for Non-Employee Directors was filed as Exhibit 4.1 to our Registration Statement on Form S-8 (File No. 333-00293)	*/M

10.10	Robbins & Myers, Inc. Senior Executive Annual Cash Bonus Plan as amended through January 9, 2008 was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the Quarter ended February 29, 2008	*/M

10.11	Robbins & Myers, Inc. 1999 Long-Term Incentive Stock Plan was filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-35856)	*/M

10.12	Robbins & Myers, Inc. 2004 Stock Incentive Plan as amended through October 4, 2007 was filed as Exhibit 10.12 to our Annual Report on Form 10-K for the year ended August 31, 2007	*/M

10.13	Letter Agreement between Robbins & Myers, Inc. and Christopher M. Hix, dated July 17, 2006 was filed as an Exhibit to our Current Report on Form 8-K filed on July 17, 2006	*/M

10.14	Employment Agreement between Robbins & Myers, Inc. and Peter C. Wallace as amended through October 9, 2008	F/M

10.15	Form of Executive Officer Change of Control Agreement as amended through October 5, 2007 entered into with each of Gary S. Brewer, Kevin J. Brown, Jeffrey L. Halsey, Christopher M Hix, and Saeid Rahimian was filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended August 31, 2007	*/M

10.16	2006 Executive Supplemental Retirement Plan, effective August 31, 2006, and as amended through October 5, 2007 was filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended August 31, 2007	*/M

10.17	Asset and Share Purchase Agreement, dated February 28, 2006, among Robbins & Myers, Inc., Romaco International B.V., and Romaco Pharmatechnik GmbH and Coesia, S.p.A. was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 3, 2006	*

10.18	Form of Option Award Agreement under Robbins & Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 5, 2007 was filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended August 31, 2007	*/M

10.19	Form of Award Agreement for Restricted Share Award under Robbins & Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 5, 2007 was filed as Exhibit 10.19 to our Annual Report on Form 10-K for the year ended August 31, 2007	*/M

10.20	Form of Award Agreement for Performance Share Award under Robbins & Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 5, 2007 was filed as Exhibit 10.20 to our Annual Report on Form 10-K for the year ended August 31, 2007	*/M

(14)	CODE OF CONDUCT

	14.1	Robbins & Myers, Inc. Code of Business Conduct was filed as Exhibit 14.1 to our Report on Form 10-K for the year ended August 31, 2006	*

(21)	SUBSIDIARIES OF THE REGISTRANT

	21.1	Subsidiaries of Robbins & Myers, Inc.	F

(23)	CONSENTS OF EXPERTS AND COUNSEL

	23.1	Consent of Ernst & Young LLP	F

(24)	POWER OF ATTORNEY

	24.1	Powers of Attorney of any person who signed this Report on Form 10-K on behalf of another pursuant to a Power of attorney	F

(31)	RULE 13A—14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	F

	31.2	Rule 13a-14(a) CFO Certification	F

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	F

	32.2	Section 1350 CFO Certification	F

“F”	Indicates Exhibit is being filed with this Report.

"*”	Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission. Unless otherwise indicated, all incorporated items are incorporated from SEC File No. 000-288.

“R”	Instrument with respect to indebtedness that does not exceed 10% of the Company’s total assets which is not being filed, but will be furnished to the Commission upon its request.

“M”	Indicates management contract or compensatory arrangement.