Form 10-Q
period 2008-11-30
ROBBINS & MYERS INC
filed 2009-01-08
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2008
File Number 001-13651
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐ NO ☑
Common shares, without par value, outstanding as of November 30, 2008: 32,785,324

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	November 30,	August 31,
	2008	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$74,337	$123,405
Accounts receivable	132,857	153,648
Inventories:
Finished products	31,830	29,926
Work in process	43,471	42,399
Raw materials	40,347	37,472

	115,648	109,797
Other current assets	5,559	8,017
Deferred taxes	9,961	13,476

Total Current Assets	338,362	408,343
Goodwill	255,526	278,906
Other Intangible Assets	4,858	6,853
Deferred Taxes	21,398	21,969
Other Assets	10,603	10,931
Property, Plant and Equipment	284,719	297,877
Less accumulated depreciation	(157,275)	(160,162)

	127,444	137,715

TOTAL ASSETS	$758,191	$864,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$66,403	$86,012
Accrued expenses	87,951	102,876
Current portion of long-term debt	2,269	3,192

Total Current Liabilities	156,623	192,080
Long-Term Debt—Less Current Portion	30,376	30,435
Deferred Taxes	42,883	44,628
Other Long-Term Liabilities	76,967	82,118
Minority Interest	15,521	15,439
Shareholders’ Equity
Common stock	145,842	183,605
Retained earnings	310,315	294,409
Accumulated other comprehensive (loss) income	(20,336)	22,003

Total Shareholders’ Equity	435,821	500,017

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$758,191	$864,717

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	November 30,
	2008	2007
Net sales	$177,971	$173,536
Cost of sales	109,995	110,674

Gross profit	67,976	62,862
SG&A expenses	41,582	39,641

Income before interest and income taxes	26,394	23,221
Interest expense, net	53	727

Income before income taxes and minority interest	26,341	22,494
Income tax expense	8,957	7,955
Minority interest	176	601

Net income	$17,208	$13,938

Net income per share:
Basic	$0.50	$0.41

Diluted	$0.50	$0.40

Weighted average common shares outstanding:
Basic	34,429	34,370

Diluted	34,465	34,642

Dividends per share:
Declared	$0.0375	$0.0325

Paid	$0.0375	$0.0325

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	November 30,
	2008	2007
Operating Activities:
Net income	$17,208	$13,938
Adjustments to reconcile net income to net cash and cash equivalents used by operating activities:
Depreciation	3,718	3,601
Amortization	375	395
Stock compensation expense	782	654
Changes in operating assets and liabilities:
Accounts receivable	9,895	4,269
Inventories	(16,926)	(9,937)
Accounts payable	(12,395)	(8,517)
Accrued expenses	(6,707)	(10,381)
Other	3,752	(384)

Net Cash and Cash Equivalents Used by Operating Activities	(298)	(6,362)

Investing Activities:
Capital expenditures, net of nominal disposals	(3,377)	(4,925)

Net Cash and Cash Equivalents Used by Investing Activities	(3,377)	(4,925)

Financing Activities:
Proceeds from debt borrowings	1,602	4,351
Repayments of long-term debt	(2,584)	(5,112)
Proceeds from sale of common stock	571	3,008
Share repurchases	(39,114)	0
Dividends paid	(1,302)	(1,114)

Net Cash and Cash Equivalents (Used) Provided by Financing Activities	(40,827)	1,133
Exchange rate impact on cash	(4,566)	2,055

Decrease in Cash and Cash Equivalents	(49,068)	(8,099)
Cash and Cash Equivalents at Beginning of Period	123,405	116,110

Cash and Cash Equivalents at End of Period	$74,337	$108,011

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)
NOTE 1—Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“Company”, “we”, “our” or “us”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of November 30, 2008 and August 31, 2008, and the results of our operations and cash flows for the three month periods ended November 30, 2008 and 2007. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.
While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2008. A summary of our significant accounting policies is presented therein on page 23. There have been no material changes in the accounting policies followed by us during fiscal year 2009 other than the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 115”, as discussed in Note 12.
NOTE 2—Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three month period ended November 30, 2008, by operating segment, are as follows:

	Process	Fluid
	Solutions	Mgmt.	Romaco
	Segment	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2008	$157,870	$108,703	$12,333	$278,906
Translation adjustments	(16,467)	(5,210)	(1,703)	(23,380)

Balance as of November 30, 2008	$141,403	$103,493	$10,630	$255,526

Information regarding our other intangible assets is as follows:

	As of November 30, 2008			As of August 31, 2008
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and Trademarks	$10,841	$7,680	$3,161	$11,899	$7,480	$4,419
Non-compete Agreements	8,671	7,434	1,237	9,099	7,338	1,761
Financing Costs	9,513	9,065	448	9,679	9,006	673
Other	5,203	5,191	12	5,171	5,171	0

Total	$34,228	$29,370	$4,858	$35,848	$28,995	$6,853

NOTE 3—Net Income per Share

	Three Months Ended
	November 30,
	2008	2007
	(In thousands, except per share amounts)
Numerator:
Net income	$17,208	$13,938

Denominator:
Basic weighted average shares	34,429	34,370
Effect of dilutive options and restricted shares	36	272

Diluted shares	34,465	34,642

Basic net income per share	$0.50	$0.41

Diluted net income per share	$0.50	$0.40

As of November 30, 2008, 107,000 of stock options outstanding were antidilutive and excluded from the computation of dilutive earnings per share.
On January 9, 2008, we declared a 2-for-1 stock split of our common shares effected in the form of a share distribution. The record date for this stock split was February 4, 2008, and the additional shares were issued on February 28, 2008. All net income per share information for the three months ended November 30, 2007 has been adjusted to reflect this stock split.
NOTE 4—Product Warranties
Warranty obligations are contingent upon product failure rates, material required for the repairs and service delivery costs. We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.
Changes in our product warranty liability during the period are as follows:

Three Months Ended
November 30, 2008
(In thousands)
Balance at beginning of the period	$7,853
Warranty expense	125
Deductions / payments	(535)
Translation adjustment impact	(288)

Balance at end of the period	$7,155

NOTE 5—Long-Term Debt

November 30, 2008
(In thousands)
Senior debt:
Revolving credit loan	$0
Senior notes	30,000
Other	2,645

Total debt	32,645
Less current portion	2,269

Long-term debt	$30,376

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150,000,000 and includes a $100,000,000 expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement and the Senior Notes, discussed below, is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. We have $32,043,000 of standby letters of credit outstanding at November 30, 2008, which are used as security for advance payments received from customers and for future payments to our vendors and reduce the amount we may borrow under our Agreement. Under the Agreement we have $117,957,000 of unused borrowing capacity.
We have $30,000,000 of Senior Notes (“Senior Notes”) outstanding with an interest rate of 6.84%, due May 1, 2010.
The Agreement and Senior Notes contain certain restrictive covenants including limitations on indebtedness, asset sales, sales and lease backs, and cash dividends as well as financial covenants relating to interest coverage, leverage and net worth. As of November 30, 2008, we are in compliance with these covenants.

NOTE 6 — Retirement Benefits
Retirement and other postretirement plan costs are as follows:
Pension Benefits

	Three Months Ended
	November 30,
	2008	2007
	(In thousands)
Service cost	$490	$362
Interest cost	2,405	1,284
Expected return on plan assets	(1,879)	(938)
Amortization of prior service cost	188	86
Amortization of unrecognized losses	152	123
FAS 88 settlement expense	113	0

Net periodic benefit cost	$1,469	$917

Other Postretirement Benefits

	Three Months Ended
	November 30,
	2008	2007
	(In thousands)
Service cost	$121	$77
Interest cost	449	319
Amortization of prior service cost	53	40
Amortization of unrecognized losses	175	141

Net periodic benefit cost	$798	$577

NOTE 7—Income Taxes
The effective tax rate was 34.0% for the first quarter of fiscal 2009 and 35.4% for the first quarter of fiscal 2008.
In June 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, which was effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN No. 48 on September 1, 2007.
The balance of unrecognized tax benefits as of November 30, 2008 and August 31, 2008 was $5.3 million and $5.4 million, respectively.
We have estimated the reasonably possible expected net change in unrecognized tax benefits through November 30, 2009 based on the anticipated positions taken in the next twelve months, expected settlements or payments of uncertain tax positions and the lapses of the applicable statutes of limitations of unrecognized tax benefits. We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.

NOTE 8—Comprehensive Income

	Three Months Ended
	November 30,
	2008	2007
	(In thousands)
Net income	$17,208	$13,938
Other comprehensive (loss) income:
Foreign currency translation	(42,339)	11,670

Comprehensive (loss) income	$(25,131)	$25,608

NOTE 9—Stock Compensation
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. Under the plans, the stock option price per share may not be less than the fair market value per share as of the date of grant. For officers and other key employees, outstanding grants become exercisable over a three-year period. As of November 30, 2008 we had $5,900,000 of compensation expense not yet recognized related to nonvested stock awards. The weighted average period over which this compensation cost will be recognized is twenty-three months. Stock options of 13,000 shares and 168,000 shares were exercised in the first quarter of fiscal 2009 and 2008, respectively.
Total stock compensation expense for all stock based awards for the first quarter of fiscal 2009 and 2008 was $782,000 ($508,000 after tax) and $654,000 ($425,000 after tax), respectively.
NOTE 10—Business Segments
The following tables present information about our reportable business segments.

	Three Months Ended
	November 30,
	2008	2007
	(In thousands)
Unaffiliated Customer Sales:
Fluid Management	$82,270	$72,355
Process Solutions	72,284	70,849
Romaco	23,417	30,332

Total	$177,971	$173,536

Income before Interest and Taxes (“EBIT”):
Fluid Management	$24,640	$18,448
Process Solutions	6,869	7,956
Romaco	(1,443)	1,545
Corporate and eliminations	(3,672)	(4,728)

Total	$26,394	$23,221

NOTE 11– Share Repurchase Program
On October 27, 2008 we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares (the “Program”). Repurchases under the Program will generally be made in the open market or in privately negotiated transactions that will not exceed prevailing market prices, subject to regulatory considerations and market conditions and will be funded from the Company’s available cash and credit facilities. In the first quarter of fiscal 2009, we acquired approximately 2.0 million of our outstanding common shares for $39.0 million under the Program and were accounted for as treasury shares.
NOTE 12 – New Accounting Pronouncements
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). We adopted SFAS No. 157 on September 1, 2008. See Note 13.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS No. 159)”. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 was effective for us on September 1, 2008. We did not elect to measure any eligible items at fair value. Therefore, the adoption of SFAS No. 159 had no impact on the consolidated financial statements.
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
In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 will be effective for us beginning in our fiscal year 2010. We are currently evaluating the impact that the adoption of FSP FAS 142-3 will have on our consolidated financial statements.
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

NOTE 13 – Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted SFAS No.157 on September 1, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have an impact on our consolidated financial statements.
On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. For these non-financial assets and liabilities, SFAS No. 157 is effective for us on September 1, 2009. With this deferral, we have not applied the provisions of SFAS No. 157 to goodwill and intangible assets. We are still assessing the impact the adoption of SFAS No. 157 for nonfinancial assets and liabilities will have on our consolidated financial statements.
The following table summarizes the bases used to measure certain financial assets at fair value on a recurring basis as of November 30, 2008 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	November 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$74,337	$74,337	$—	$—

Total assets at fair value	$74,337	$74,337	$—	$—

(1)	Our cash and cash equivalents primarily consist of cash in banks, commercial paper and overnight investments in highly rated financial institutions.

Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Overview
We are a leading designer, manufacturer and marketer of engineered, application-critical equipment and systems for global energy, industrial, chemical and pharmaceutical markets. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. We continually develop initiatives to improve our performance in these key areas. For the first three months of fiscal 2009, demand for our products serving the energy markets, and certain of our products serving chemical markets, continued to show modest growth. Demand for our products that serve pharmaceutical and industrial markets slowed during this same time; we believe demand for these products was affected by the worldwide economic downturn. In response to the recent uncertain global economic environment, we developed plans to address the weaker market environment in order to reduce the impact on our profitability while continuing to address the long-term strategic direction of our business platforms, as further discussed below. With approximately 61% of our sales outside the United States, we were unfavorably impacted by foreign currency translation in the first quarter of fiscal 2009 due to the U.S. Dollar strengthening relative to our other principal operating currencies, namely the British Pound, the Euro and the Canadian Dollar. Additionally, the assets and liabilities of our foreign operations are translated at the exchange rates in effect at the balance sheet date, with related gains or losses reported as a separate component of the shareholders’ equity. The devaluation of most foreign currencies against the U.S. Dollar, in the first quarter of fiscal 2009 has impacted our financial condition at the end of the first quarter of fiscal 2009. Our business consists of three market focused segments: Fluid Management, Process Solutions and Romaco.
Fluid Management. Energy markets served by our Fluid Management segment have been favorable. Our primary objective for this segment is to ensure that we continue to capture and increase the opportunities in this growing market. We increased our manufacturing capacity through improved asset utilization and measured levels of capital expenditures, and we are delivering valued new product offerings in our niche market sectors. Our Fluid Management business segment designs, manufactures and markets equipment and systems, including hydraulic drilling power sections, down-hole and industrial progressing cavity pumps, wellhead systems, grinders, rod guides, tubing rotators and pipeline closures, used in oil and gas exploration and recovery, specialty chemical, wastewater treatment and a variety of other industrial applications.
Process Solutions. Key end markets served by our Process Solutions segment, chemical and pharmaceutical, recently slowed. Our primary objectives in this segment are to improve productivity through integration of operations and process improvements and to increase our presence in Asia. Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels, standard and customized fluid-agitation equipment and systems and customized fluoropolymer-lined fittings, vessels and accessories, primarily for the pharmaceutical and specialty chemical markets.
Romaco. Our customer base within the key markets served by the Romaco segment, pharmaceutical, cosmetics and healthcare, has been expanding in developing areas of the world, although recently these markets slowed. We remain focused on simplifying this business, managing its cost structure in order to further improve profit levels and cost-effectively serving customers in developing global areas. Our Romaco business segment designs, manufactures and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutriceutical and cosmetic industries. Packaging applications include dosing, filling and sealing of vials, capsules, tubes, bottles and blisters, as well as customized packaging.

The following tables present the components of our consolidated income statement and segment information for the three month periods of fiscal 2009 and 2008.

	Three Months Ended
	November 30,
	2008	2007
Net Sales	100.0%	100.0%
Cost of sales	61.8	63.8

Gross profit	38.2	36.2
SG&A expenses	23.4	22.8

EBIT	14.8%	13.4%

	Three Months Ended
	November 30,
	2008	2007
	(In thousands, except %’s)
Segment
Fluid Management:
Sales	$82,270	$72,355
EBIT	24,640	18,448
EBIT %	30.0%	25.5%

Process Solutions:
Sales	$72,284	$70,849
EBIT	6,869	7,956
EBIT %	9.5%	11.2%

Romaco:
Sales	$23,417	$30,332
EBIT	(1,443)	1,545
EBIT %	(6.2)%	5.1%
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
Net Sales
Consolidated net sales for the first quarter of fiscal 2009 were $178.0 million, $4.4 million higher than net sales for the first quarter of fiscal 2008. Excluding the impact of currency translation and an acquisition in the second quarter of fiscal 2008, net sales increased by $10.5 million or 6.1%.
The Fluid Management segment had sales of $82.3 million in the first quarter of fiscal 2009 compared with $72.4 million in the first quarter of fiscal 2008. Excluding currency translation, sales increased $13.0 million, or 18%, driven by continued strong demand for oilfield equipment products due to high levels of oil and gas exploration and recovery activity. Orders for this segment were $84.4 million in the first quarter of fiscal 2009 compared to $82.8 million in the first quarter of fiscal 2008. Excluding the impact of foreign currency translation, orders increased by 7.7% in the first quarter of fiscal 2009 over the same period in the prior year. Ending backlog of $61.7 million is 15.5% higher than in the prior year first quarter level.
The Process Solutions segment had sales of $72.3 million in the first quarter of fiscal 2009 compared with

$70.8 million in the first quarter of fiscal 2008. Excluding the impact of currency translation and an acquisition in the second quarter of fiscal 2008, sales increased by $2.8 million, or 3.9% over the prior year period. Excluding currency translation and acquisition impact, orders increased by 6.0% to $73.7 million, largely on higher demand for specialty chemical applications. Ending backlog of $114.3 million is 8.3% above prior year first quarter level.
The Romaco segment, which is primarily a Euro-based business, had sales of $23.4 million in the first quarter of fiscal 2009 compared with $30.3 million in the comparable period of the prior year. Excluding the impact of currency translation, sales decreased by $5.3 million or 17.4%. Adjusting for changes in currency exchange rates, orders decreased 8.2% from last year’s first quarter level. The reduction in backlog from $55.3 million at the end of the first quarter of fiscal 2008 to $47.7 million at the end of the first quarter of fiscal 2009 is primarily due to the revaluation of the backlog at current exchange rates.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the first quarter of fiscal 2009 was $26.4 million, an increase of $3.2 million from the first quarter of fiscal 2008. Excluding the impact of currency translation and an acquisition in the second quarter of fiscal 2008, EBIT in the first quarter of fiscal 2009 increased $4.4 million, or 19% as compared to the same period in fiscal 2008. This increase is primarily attributable to strong sales performance in our Fluid Management Group, better pricing and a favorable product mix.
The Fluid Management segment had EBIT of $24.6 million in the first quarter of fiscal 2009 as compared with $18.4 million in the first quarter of fiscal 2008. Approximately $7.1 million of the increase in EBIT was from the sales increase described above and favorable product mix, offset by a reduction of $0.9 million related to currency translation.
The Process Solutions segment had EBIT of $6.9 million in the first quarter of fiscal 2009 compared with $8.0 million in the first quarter of fiscal 2008, a decrease of $1.1 million. Excluding the impact of currency translation and an acquisition in the second quarter of fiscal 2008, EBIT decreased marginally by $0.6 million over the same period in the prior year, mainly due to higher selling and other operating expenses.
The Romaco segment had negative EBIT of $1.4 million in the first quarter of fiscal 2009, a decrease of $2.9 million over first quarter of fiscal 2008. The decrease in EBIT was a result of lower sales, as well as an unfavorable foreign exchange currency impact.
Interest Expense
Net interest expense was $0.1 million in the first quarter of fiscal 2009 compared to $0.7 million in the same period of fiscal 2008. The decrease resulted primarily from lower debt levels in fiscal 2009 due to repayment of $70 million of our Senior Notes on May 1, 2008.
Income Taxes
The effective tax rate was 34.0% for the first quarter of fiscal 2009 which is comparable to 35.4% in the prior year period.
The Company adopted the provisions of FIN No. 48 on September 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $6.3 million all of which would affect the effective tax rate if recognized in future periods. As a result of the implementation of FIN No. 48, the Company recognized a $5.5 million increase in the liability for unrecognized tax benefits accounted for as a decrease to retained earnings (cumulative effect) as of September 1, 2007. The balance of unrecognized tax benefits as of November 30, 2008 and August 31, 2008 was $5.3 million and $5.4 million, respectively.

Liquidity and Capital Resources
Operating Activities
In the first quarter of fiscal 2009, our cash flow used by operations was $6.1 million better than in the same period of the prior year. The improvement was from accounts receivable collections and improved operating profit. Seasonally we use cash in our first quarter because of increased inventory to support our backlog, variable compensation payments, and interest payments.
We expect our cash and fiscal 2009 operating cash flow to be adequate to fund fiscal year 2009 operating needs, shareholder dividends, planned capital expenditures and share repurchases.
Investing Activities
Our capital expenditures were $3.4 million in the first quarter of fiscal 2009 compared with $4.9 million in the first quarter of fiscal 2008. Our capital expenditures were primarily for capacity expansion in the Fluid Management segment, support for cost reduction initiatives, and replacement items.
Financing Activities
On October 27, 2008 we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares. In the first quarter of fiscal 2009, we acquired approximately 2.0 million of our outstanding common shares for $39.0 million under the repurchase program.
Credit Agreement
Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150 million and includes a $100 million expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement and the Senior Notes, is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. While no amounts are outstanding under the Agreement at November 30, 2008, we have $32.0 million of standby letters of credit outstanding at November 30, 2008. These standby letters of credit are used as security for advance payments received from customers, and for future payments to our vendors and reduce the amount we may borrow under the Agreement. Accordingly, under the Agreement we have $118.0 million of unused borrowing capacity.
Six banks participate in our revolving credit agreement. We are not dependent on any single bank for our financing needs.

Following is information regarding our long-term contractual obligations and other commitments outstanding as of November 30, 2008:

	Payments Due by Period
			Two to	Four to
		One year	three	five	After five
Long-term contractual obligations	Total	or less	years	years	years
	(In thousands)
Long-term debt	$32,645	$2,269	$30,376	$0	$0
Operating leases (1)	17,000	6,000	7,000	3,000	1,000

Total contractual cash obligations	$49,645	$8,269	$37,376	$3,000	$1,000

(1)	Operating leases are estimated as of November 30, 2008 and consist primarily of building and equipment leases.
The only other commercial commitments outstanding were standby letters of credit of $32.0 million, which are substantially due within one year.

Critical Accounting Policies
In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are straightforward. There are, however, some policies that are critical because they are important in determining the financial condition and results of operations and some may involve management judgments due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts. These policies are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Report on Form 10-K for the year ended August 31, 2008. There have been no material changes in the accounting policies followed by us during fiscal year 2009 other than the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, as discussed in Note 12.
Safe Harbor Statement
In addition to historical information, this report contains forward-looking statements identified by use of words such as “expects,” “anticipates,” “believes,” and similar expressions. These statements reflect management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in our Form 10-K report filed with the Securities and Exchange Commission and include, but are not limited to: the cyclical nature of some of our markets; a significant decline in capital expenditures in our primary markets; a major decline in oil and natural gas prices; reduced demand due to the general worldwide economic downturn and general credit market crises; increases in competition; changes in the availability and cost of our raw materials; foreign exchange rate fluctuations; work stoppages related to union negotiations; customer order cancellations; business disruptions caused by the implementation of business computer systems; the possibility of product liability suits that could harm our business; events or circumstances which result in an impairment of assets; the potential impact of U.S. and foreign legislation, government regulations, and other governmental action, including those relating to export and import of products and materials, and changes in the interpretation and application of such laws and regulations; the outcome of audit, compliance, administrative or investigatory reviews; and decline in the market value of our pension plans’ investment portfolios affecting our financial condition and results of operations. Except as otherwise required by law, we do not undertake any obligation to publicly update or revise these forward- looking statements to reflect events or circumstances after the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In our normal operations we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended November 30, 2008. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2008.
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of November 30, 2008. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.
Based on this evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of November 30, 2008.
(B) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II—Other Information
Item 1A. Risk Factors
For information regarding factors that could affect the Company’s operations, financial condition and liquidity, see the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s repurchases of its common shares during the quarter ended November 30, 2008 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans or	Under
Period	Purchased (a)	Share	Programs(b)	the Plans or Programs
September 2008	—	$—	—	—
October 2008	163,920	17.36	160,257	2,839,743
November 2008	1,847,280	19.63	1,847,280	992,463

Total	2,011,200	$19.45	2,007,537

(a)	During the first quarter of fiscal 2009, the Company purchased 3,663 of its common shares in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

(b)	On October 27, 2008, our Board of Directors approved the repurchase of up to 3.0 million of our outstanding common shares (the “Program”). In the first quarter of fiscal 2009, we repurchased an aggregate of 2,007,537 of our outstanding common shares pursuant to the Program. In connection with the Program, the Company entered into a Rule 10b5-1 securities repurchase plan which was effective November 17, 2008 through January 7, 2009. The Program will expire when we have repurchased all the authorized shares under the Program, unless terminated earlier by a Board resolution.
Item 6. Exhibits
a)	Exhibits – see INDEX TO EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.
DATE: January 8, 2009	BY	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: January 8, 2009	BY	/s/ Kevin J. Brown
Kevin J. Brown
Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1 Rule 13a-14(a) CEO Certification	(F)

	31.2 Rule 13a-14(a) CFO Certification	(F)

(32)	SECTION 1350 CERTIFICATIONS

	32.1 Section 1350 CEO Certification	(F)

	32.2 Section 1350 CFO Certification	(F)

“F”	Filed herewith