Form 10-Q
period 2009-02-28
ROBBINS & MYERS INC
filed 2009-03-25
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2009	File Number 001-13651
Robbins & Myers, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Plum Street, Suite 260, Dayton, Ohio	45440

(Address of Principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) YES ☐   NO ☑
Common shares, without par value, outstanding as of February 28, 2009: 32,816,602

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	February 28,	August 31,
	2009	2008
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$72,125	$123,405
Accounts receivable	130,411	153,648
Inventories:
Finished products	34,015	29,926
Work in process	43,387	42,399
Raw materials	35,693	37,472

	113,095	109,797
Other current assets	7,308	8,017
Deferred taxes	12,389	13,476

Total Current Assets	335,328	408,343
Goodwill	252,570	278,906
Other Intangible Assets	4,877	6,853
Deferred Taxes	21,398	21,969
Other Assets	9,745	10,931
Property, Plant and Equipment	286,559	297,877
Less accumulated depreciation	(160,252)	(160,162)

	126,307	137,715

TOTAL ASSETS	$750,225	$864,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$61,971	$86,012
Accrued expenses	80,894	102,876
Current portion of long-term debt	762	3,192

Total Current Liabilities	143,627	192,080
Long-Term Debt—Less Current Portion	30,305	30,435
Deferred Taxes	44,729	44,628
Other Long-Term Liabilities	76,806	82,118
Minority Interest	15,807	15,439
Shareholders’ Equity
Common stock	147,107	183,605
Retained earnings	324,064	294,409
Accumulated other comprehensive income	(32,220)	22,003

Total Shareholders’ Equity	438,951	500,017

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$750,225	$864,717

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Net sales	$163,825	$184,932	$341,796	$358,468
Cost of sales	107,049	118,697	217,044	229,371

Gross profit	56,776	66,235	124,752	129,097
SG&A expenses	35,941	41,113	77,523	80,754
Other income	0	(1,099)	0	(1,099)

Income before interest and income taxes	20,835	26,221	47,229	49,442
Interest expense, net	90	779	143	1,506

Income before income taxes and minority interest	20,745	25,442	47,086	47,936
Income tax expense	5,290	8,583	14,247	16,538
Minority interest	392	522	568	1,123

Net income	$15,063	$16,337	$32,271	$30,275

Net income per share:
Basic	$0.46	$0.47	$0.96	$0.88

Diluted	$0.46	$0.47	$0.96	$0.88

Weighted average common shares outstanding:
Basic	32,802	34,488	33,620	34,429

Diluted	32,804	34,620	33,679	34,548

Dividends per share:
Declared	$0.0400	$0.0375	$0.0775	$0.0700

Paid	$0.0400	$0.0375	$0.0775	$0.0700

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	February 28,	February 29,
	2009	2008
Operating Activities:
Net income	$32,271	$30,275
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	7,500	6,837
Amortization	648	933
Net gain on sale of facility	0	(1,099)
Stock compensation expense	1,758	1,436
Changes in operating assets and liabilities:
Accounts receivable	10,387	16,368
Inventories	(17,289)	(10,163)
Accounts payable	(17,650)	(9,186)
Accrued expenses	(14,197)	(15,015)
Other	1,497	(1,585)

Net Cash and Cash Equivalents Provided by Operating Activities	4,925	18,801

Investing Activities:
Capital expenditures, net of nominal disposals	(7,044)	(8,755)
Proceeds from sale of facility	0	3,996
Acquisition of business, net of cash acquired	0	(5,061)

Net Cash and Cash Equivalents Used by Investing Activities	(7,044)	(9,820)

Financing Activities:
Proceeds from debt borrowings	2,590	9,997
Repayments of long-term debt	(4,785)	(8,861)
Proceeds from exercise of options and sale of common stock	815	2,413
Tax benefit from exercise of options	44	1,539
Share repurchases	(39,114)	0
Cash dividends paid	(2,616)	(2,409)

Net Cash and Cash Equivalents (Used) Provided by Financing Activities	(43,066)	2,679
Exchange rate impact on cash	(6,095)	3,004

(Decrease) Increase in Cash and Cash Equivalents	(51,280)	14,664
Cash and Cash Equivalents at Beginning of Period	123,405	116,110

Cash and Cash Equivalents at End of Period	$72,125	$130,774

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
February 28, 2009
(Unaudited)
NOTE 1—Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“Company”, “we” “our” or “us”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of February 28, 2009, and August 31, 2008, and the results of our operations for the three and six months periods ended February 28, 2009, and February 29, 2008, and cash flows for the six month periods ended February 28, 2009, and February 29, 2008. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.
While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2008. A summary of our significant accounting policies is presented therein beginning on page 23. There have been no material changes in the accounting policies followed by us during fiscal year 2009 other than the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 115”, as discussed in Notes 13 and 14.
NOTE 2 — Statement of Operations Information
In the second quarter of fiscal 2008 we sold a facility related to a previously disposed Romaco segment product line for $3,996,000, with a resulting gain of $1,099,000, which is included on the “Other income” line of our Consolidated Condensed Income Statement.

NOTE 3—Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six month period ended February 28, 2009, by operating segment, are as follows:

	Process Solutions	Fluid Mgmt.	Romaco
	Segment	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2008	$157,870	$108,703	$12,333	$278,906
Translation adjustments	(18,587)	(5,976)	(1,773)	(26,336)

Balance as of February 28, 2009	$139,283	$102,727	$10,560	$252,570

Information regarding our other intangible assets is as follows:

	As of February 28, 2009			As of August 31, 2008
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and Trademarks	$10,746	$7,849	$2,897	$11,899	$7,480	$4,419
Non-compete Agreements	8,639	7,504	1,135	9,099	7,338	1,761
Financing Costs	9,499	9,095	404	9,679	9,006	673
Other	5,635	5,194	441	5,171	5,171	0

Total	$34,519	$29,642	$4,877	$35,848	$28,995	$6,853

NOTE 4—Net Income per Share

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Numerator:
Net income	$15,063	$16,337	$32,271	$30,275

Denominator:
Basic weighted average shares	32,802	34,488	33,620	34,429
Effect of dilutive options and restricted shares	2	132	59	119

Diluted shares	32,804	34,620	33,679	34,548

Basic net income per share	$0.46	$0.47	$0.96	$0.88

Diluted net income per share	$0.46	$0.47	$0.96	$0.88

For the three and six month periods ended February 28, 2009, 266,000 of stock options outstanding were antidilutive and excluded from the computation of dilutive earnings per share.
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
Changes in our product warranty liability during the period are as follows:

Six Months Ended
February 28, 2009
(In thousands)
Balance at beginning of the period	$7,853
Warranty expense	526
Deductions/payments	(1,193)
Translation adjustment impact	(311)

Balance at end of the period	$6,875

NOTE 6—Long-Term Debt

February 28, 2009
(In thousands)
Senior debt:
Revolving credit loan	$0
Senior notes	30,000
Other	1,067

Total debt	31,067
Less current portion	762

Long-term debt	$30,305

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150,000,000 and includes a $100,000,000 expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement and the Senior Notes, discussed below, is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. We have $30,250,000 of standby letters of credit outstanding at February 28, 2009. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement we have $119,750,000 of unused borrowing capacity.
We have $30,000,000 of Senior Notes (“Senior Notes”) outstanding with an interest rate of 6.84%, due May 1, 2010.
The Agreement and Senior Notes contain certain restrictive covenants including limitations on indebtedness, asset sales, sales and lease backs, and cash dividends as well as financial covenants relating to interest coverage, leverage and net worth. As of February 28, 2009, we are in compliance with these covenants.

NOTE 7 — Retirement Benefits
Retirement and other postretirement plan costs are as follows:
Pension Benefits

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Service cost	$475	$726	$965	$1,088
Interest cost	2,341	2,905	4,746	4,189
Expected return on plan assets	(1,817)	(3,000)	(3,696)	(3,938)
Amortization of prior service cost	188	36	376	122
Amortization of unrecognized losses	153	249	305	372
FAS 88 settlement expense	113	0	226	0

Net periodic benefit cost	$1,453	$916	$2,922	$1,833

Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Service cost	$121	$77	$242	$154
Interest cost	449	319	898	638
Amortization of prior service cost	53	141	106	282
Amortization of unrecognized losses	175	40	350	80

Net periodic benefit cost	$798	$577	$1,596	$1,154

NOTE 8—Income Taxes
The effective tax rate was 25.5% for the second quarter and 30.3% for the year to date period of fiscal 2009. The effective tax rate was lower than the statutory tax rate due to repatriation of a portion of the earnings of certain international subsidiaries, which results in an overall lower effective tax rate.
The effective tax rate was 33.7% for the second quarter and 34.5% for the year to date period of fiscal 2008.
In June 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, which was effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN No. 48 on September 1, 2007.
The balance of unrecognized tax benefits including interest and penalties, as of February 28, 2009 and August 31, 2008 was $5.7 million and $6.3 million, respectively, all of which would affect the effective tax rate if recognized in future periods.
We have estimated the reasonably possible expected net change in unrecognized tax benefits through February 28, 2010 based on the anticipated positions taken in the next twelve months, expected settlements or payments of uncertain tax positions and the lapses of the applicable statutes of limitations of unrecognized tax benefits. We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.

NOTE 9—Comprehensive Income (Loss)
The Company’s comprehensive income (loss) during the three and six months ended February 28, 2009 was significantly impacted by the strengthening of the US Dollar versus other global currencies, most notably the Euro, the British Pound and the Canadian Dollar. The following table sets forth the reconciliation of net income to comprehensive income (loss):

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Net income	$15,063	$16,337	$32,271	$30,275
Foreign currency translation	(11,884)	1,243	(54,223)	12,913

Comprehensive income (loss)	$3,179	$17,580	$(21,952)	$43,188

NOTE 10—Stock Compensation
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. Under the plan, the stock option price per share may not be less than the fair market value per share as of the date of grant. Outstanding grants become exercisable over a three-year period. As of February 28, 2009, we had $4,900,000 of compensation expense not yet recognized related to nonvested stock awards. The weighted average period that this compensation cost will be recognized is seventeen months. Stock options of 13,000 shares and 168,000 shares were exercised in the first six months of fiscal 2009 and 2008, respectively.
Total stock compensation expense for all stock based awards for the first six months of fiscal 2009 and 2008 was $1,758,000 ($1,143,000 after tax) and $1,436,000,000 ($933,000 after tax), respectively.

NOTE 11—Business Segments
The following tables present information about our reportable business segments.

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Unaffiliated customer sales:
Fluid Management	$72,318	$76,509	$154,588	$148,864
Process Solutions	63,056	74,952	135,340	145,801
Romaco	28,451	33,471	51,868	63,803

Total	$163,825	$184,932	$341,796	$358,468

Income (Loss) before Interest and Taxes (“EBIT”):
Fluid Management	$19,553	$20,970	$44,193	$39,418
Process Solutions	4,667	7,474	11,536	15,430
Romaco	442	2,106	(1,001)	3,651
Corporate and eliminations	(3,827)	(4,329)	(7,499)	(9,057)

Total	$20,835	$26,221	$47,229	$49,442

The Romaco segment results for the second quarter and year to date periods of fiscal 2008 include a facility sale gain of $1,099,000. In addition, the comparability of the segment data is impacted due to changes in the foreign currency exchange rates, especially the strengthening of the US Dollar against all major currencies worldwide in fiscal 2009.
NOTE 12— Share Repurchase Program
On October 27, 2008 we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares (the “Program”). Repurchases under the Program have and will generally be made in the open market or in privately negotiated transactions not exceeding prevailing market prices, subject to regulatory considerations and market conditions, and have and will be funded from the Company’s available cash and credit facilities. In the first quarter of fiscal 2009, we acquired approximately 2.0 million of our outstanding common shares for $39.0 million under the Program and were accounted for as treasury shares.
NOTE 13 — New Accounting Pronouncements
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). We adopted SFAS No. 157 on September 1, 2008. See Note 14.
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

NOTE 14 — Fair Value Measurements
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
The following table summarizes the bases used to measure certain financial assets at fair value on a recurring basis as of February 28, 2009 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	February 28,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$72,125	$72,125	$—	$—

Total assets at fair value	$72,125	$72,125	$—	$—

(1)	Our cash and cash equivalents primarily consist of cash in banks, commercial paper and overnight investments in highly rated financial institutions.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Overview
We are a leading designer, manufacturer and marketer of engineered, application-critical equipment and systems for global energy, industrial, chemical and pharmaceutical markets. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. We continually develop initiatives to improve our performance in these key areas. For the first six months of fiscal 2009, demand for our products serving the energy, industrial, pharmaceutical and chemical markets slowed, especially in the second quarter; we believe demand for these products was affected by the worldwide economic downturn, as well as lower oil and natural gas prices in fiscal 2009. In response to the recent uncertain global economic environment, we have implemented and continue to implement plans to address the weaker market environment in order to reduce the impact on our profitability while continuing to address the long-term strategic direction of our business platforms as discussed below. With approximately 61% of our sales outside the United States, we were unfavorably impacted by foreign currency translation in the first half of fiscal 2009 due to the U.S. Dollar strengthening relative to our other principal operating currencies, namely the British Pound, the Euro and the Canadian Dollar. Additionally, the assets and liabilities of our foreign operations are translated at the exchange rates in effect at the balance sheet date, with related gains or losses reported as a separate component of the shareholders’ equity. The devaluation of most foreign currencies against the U.S. Dollar in fiscal 2009 has impacted our financial condition at the end of the second quarter of fiscal 2009. Our business consists of three market focused segments: Fluid Management, Process Solutions and Romaco.
Fluid Management. Energy markets served by our Fluid Management segment are declining. Our primary objective for this segment is to ensure that we continue to capture and increase the opportunities in this market by reaching out to a wider market. We increased our manufacturing capacity through improved asset utilization and measured levels of capital expenditures, and we are delivering valued new product offerings in our niche market sectors. Our Fluid Management business segment designs, manufactures and markets equipment and systems, including hydraulic drilling power sections, down-hole and industrial progressing cavity pumps, wellhead systems, grinders, rod guides, tubing rotators and pipeline closures, used in oil and gas exploration and recovery, specialty chemical, wastewater treatment and a variety of other industrial applications.
Process Solutions. Key end markets served by our Process Solutions segment, chemical and pharmaceutical, have slowed. Our primary objectives in this segment are to improve productivity through integration of operations and process improvements and to increase our presence in Asia. Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels, standard and customized fluid-agitation equipment and systems and customized fluoropolymer-lined fittings, vessels and accessories, primarily for the pharmaceutical and specialty chemical markets.
Romaco. Our customer base within the key markets served by the Romaco segment, including pharmaceutical, cosmetics and healthcare, has been expanding in developing areas of the world, although these markets have also slowed. We remain focused on simplifying this business, consolidating duplicate facilities, managing its cost structure in order to further improve profit levels, and cost-effectively serving customers in developing global areas. Our Romaco business segment designs, manufactures and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutriceutical and cosmetic industries. Packaging applications include dosing, filling and sealing of vials, capsules, tubes, bottles and blisters; tablet counting and packaging for bottles; blister and powder packaging for various products including tablets and powder; as well as customized packaging.

The following tables present the components of our consolidated income statement and segment information for the three and six month periods of fiscal 2009 and 2008.

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.3	64.2	63.5	64.0

Gross profit	34.7	35.8	36.5	36.0
SG&A expenses	22.0	22.2	22.7	22.5
Other income	0.0	(0.6)	0.0	(0.3)

EBIT	12.7	14.2	13.8	13.8
Interest expense	0.1	0.4	0.0	0.4
Income tax expense	3.2	4.7	4.2	4.6
Minority interest	0.2	0.3	0.2	0.3

Net income	9.2%	8.8%	9.4%	8.4%

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
	(In thousands, except percents)
Segment
Fluid Management:
Sales	$72,318	$76,509	$154,588	$148,864
EBIT	19,553	20,970	44,193	39,418
EBIT%	27.0%	27.4%	28.6%	26.5%

Process Solutions:
Sales	$63,056	$74,952	$135,340	$145,801
EBIT	4,667	7,474	11,536	15,430
EBIT%	7.4%	10.0%	8.5%	10.6%

Romaco:
Sales	$28,451	$33,471	$51,868	$63,803
EBIT	442	2,106	(1,001)	3,651
EBIT%	1.6%	6.3%	(1.9)%	5.7%
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
Impact of Other Charges
In the second quarter of fiscal 2008 we sold a facility related to a previously disposed Romaco segment product line for $4.0 million and a resulting gain of $1.1 million which is included on the “Other income” line of our Consolidated Condensed Income Statement.

Three months ended February 28, 2009 and February 29, 2008
Net Sales
Consolidated net sales for the second quarter of fiscal 2009 were $163.8 million, $21.1 million lower than net sales for the second quarter of fiscal 2008. Excluding the impact of currency translation, sales decreased by $6.2 million, or 3.4%.
The Fluid Management segment had sales of $72.3 million in the second quarter of fiscal 2009 compared with $76.5 million in the second quarter of fiscal 2008, a decrease of $4.2 million, primarily due to foreign currency translation impact. Excluding currency translation, sales increased $0.6 million, or 0.7%. Orders for this segment were $55.8 million in the second quarter of fiscal 2009 compared to $74.2 million in the prior year period. Excluding the impact of foreign currency translation, orders decreased by 19.7%, mainly due to decreased demand for oilfield equipment products due to lower levels of oil and gas exploration and recovery activity fueled by lower oil and natural gas prices worldwide, and order cancellations. Ending backlog at February 28, 2009 is $44.1 million compared to $63.2 million at August 31, 2008.
The Process Solutions segment had sales of $63.1 million in the second quarter of fiscal 2009 compared with $75.0 million in the second quarter of fiscal 2008, a decrease of 15.9%. Excluding the impact of currency translation, sales decreased $4.5 million, or 6.0%, from the prior year period. Excluding currency translation, orders decreased 38.4% from prior year period. This decrease, we believe, is due to the worldwide economic downturn and credit crises. Ending backlog at February 28, 2009 is $100.8 million compared to $123.5 million at August 31, 2008.
The Romaco segment, which is primarily a Euro-based business, had sales of $28.5 million in the second quarter of fiscal 2009 compared with $33.5 million in the second quarter of fiscal 2008. Excluding the impact of currency translation, sales decreased $2.3 million or 6.9% from the prior year period. Adjusting for changes in currency exchange rates, orders decreased 51.1% from prior year levels due to the timing of large project orders and the current economic slowdown. Ending backlog at February 28, 2009 is $40.6 million compared to $51.3 million at August 31, 2008.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the second quarter of fiscal 2009 was $20.8 million, a decrease of $5.4 million from the second quarter of fiscal 2008. Second quarter 2008 results included other income of $1.1 million resulting from a gain on the sale of a facility. After the net change in other income, EBIT decreased $4.3 million, primarily due to decreased sales caused by reduced demand as a result of the general worldwide economic downturn and a drop in oil and natural gas prices in fiscal 2009.
The Fluid Management segment had EBIT of $19.6 million in the second quarter of fiscal 2009 as compared with $21.0 million in the second quarter of fiscal 2008. Excluding foreign currency translation impact, EBIT declined by $0.6 million due to severance cost in 2009.
The Process Solutions segment had EBIT of $4.7 million in the second quarter of fiscal 2009 compared with $7.5 million in the second quarter of fiscal 2008, a decrease of $2.8 million. The decrease in EBIT is due principally to the lower sales volume described above and unfavorable product mix.
The Romaco segment had EBIT of $0.4 million in the second quarter of fiscal 2009, a decrease of $1.7 million from the second quarter of fiscal 2008. The change in other income contributed $1.1 million of this decrease and related to a facility disposition in fiscal 2008. The remaining $0.6 million decrease in profitability was a result of lower sales described above.
Interest Expense
Net interest expense was $0.1 million in the second quarter of fiscal 2009 and $0.8 million in the same period of fiscal 2008. The decrease resulted primarily from lower debt levels in fiscal 2009 due to repayment of $70 million of our Senior Notes on May 1, 2008.

Income Taxes
The effective tax rate was 25.5% for the second quarter of fiscal 2009 compared to 33.7% in the prior year period. The effective tax rate was lower than the statutory tax rate due to repatriation of a portion of the earnings of certain international subsidiaries, which resulted in an overall lower effective tax rate.
The Company adopted the provisions of FIN No. 48 on September 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $6.3 million all of which would affect the effective tax rate if recognized in future periods. As a result of the implementation of FIN No. 48, the Company recognized a $5.5 million increase in the liability for unrecognized tax benefits accounted for as a decrease to retained earnings (cumulative effect) as of September 1, 2007. The balance of unrecognized tax benefits including interest and penalties, as of February 28, 2009 and August 31, 2008 was $5.7 million and $6.3 million, respectively.
Six months ended February 28, 2009 and February 29, 2008
Net Sales
Consolidated net sales for the first half of fiscal 2009 were $341.8 million, $16.7 million lower than net sales for the same period of fiscal 2008. Excluding the impact of currency translation and an acquisition early in the second quarter of fiscal 2008, sales increased by $4.9 million, or 1.4%, mainly due to the strong performance of our Fluids Management segment, especially in the first quarter of fiscal 2009.
The Fluid Management segment had sales of $154.6 million in the first half of fiscal 2009 compared with $148.9 million in the same period of fiscal 2008. Excluding currency translation, sales increased by $13.5 million, or 9.1%, driven by strong demand for oilfield equipment products due to high levels of oil and gas exploration and recovery activity in the first quarter of fiscal 2009. Orders for this segment were $140.3 million in the first half of fiscal 2009 compared to $157.0 million in the same prior year period. Ending backlog at February 28, 2009 is $44.1 million compared to $63.2 million at August 31, 2008.
The Process Solutions segment had sales of $135.3 million in the first half of fiscal 2009 compared with $145.8 million in the same period of fiscal 2008, a decrease of 7.2%. Excluding the impact of currency translation and an acquisition early in the second quarter of fiscal 2008, sales decreased marginally by $0.4 million, or 0.3%, from the prior year period. Excluding currency translation and acquisition impact, orders decreased 19.4%, primarily driven by lower demand in our pharmaceutical markets. Ending backlog at February 28, 2009 is $100.8 million compared to $123.5 million at August 31, 2008.
The Romaco segment had sales of $51.9 million in the first half of fiscal 2009 compared with $63.8 million in the same period of fiscal 2008. Excluding the impact of currency translation, sales decreased $8.2 million or 12.9% over the prior year period. Adjusting for changes in currency exchange rates, orders decreased 34.7% from the same period in the prior year due to the timing of large project orders and the current economic slowdown. Ending backlog at February 28, 2009 is $40.6 million compared to $51.3 million at August 31, 2008.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the first half of fiscal 2009 was $47.2 million, a decrease of $2.2 million from the same period of the prior year. First half of 2008 results included other income of $1.1 million resulting from a gain on the sale of a facility. After the net change in other income, EBIT decreased $1.1 million. Excluding the impact of currency translation and other income in fiscal 2008, EBIT increased by $0.6 million. This increase is attributable to the higher sales volume described above, offset by some higher operating costs.
The Fluid Management segment had EBIT of $44.2 million in the first half of fiscal 2009 as compared with $39.4 million in the same prior year period, an increase of $4.8 million, or 12.1%. This increase in EBIT is due principally to the sales increase described above.
The Process Solutions segment had EBIT of $11.5 million in the first half of fiscal 2009 compared with $15.4 million in the comparable period of fiscal 2008. Excluding the impact of currency translation and an acquisition in the second quarter of fiscal 2008, six month EBIT decreased $3.1 million. This decrease is due principally to unfavorable sales mix and higher selling and operating expenses.
The Romaco segment had negative EBIT of $1.0 million in the first half of fiscal 2009, a decrease of $4.7 million over the same period of the prior year. The change in other income contributed $1.1 million of this decrease and related to a facility disposition in fiscal 2008. The remaining $3.6 million decrease in profitability was due to lower sales volume described above.

Interest Expense
Net interest expense was $0.1 million in the first half of fiscal 2009 and $1.5 million in the same period of fiscal 2008. The decrease resulted primarily from lower debt levels in fiscal 2009 due to repayment of $70 million of our Senior Notes on May 1, 2008.
Income Taxes
The effective tax rate was 30.3% for the first half of fiscal 2009 compared with 34.5% in the comparable prior year period. The effective tax rate was lower than the statutory tax rate due to repatriation of a portion of the earnings of certain international subsidiaries, which resulted in an overall lower effective tax rate.
The Company adopted the provisions of FIN No. 48 on September 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $6.3 million all of which would affect the effective tax rate if recognized in future periods. As a result of the implementation of FIN No. 48, the Company recognized a $5.5 million increase in the liability for unrecognized tax benefits accounted for as a decrease to retained earnings (cumulative effect) as of September 1, 2007. The balance of unrecognized tax benefits, including interest and penalties as of February 28, 2009 and August 31, 2008 was $5.7 million and $6.3 million, respectively.
Liquidity and Capital Resources
Operating Activities
In the first half of fiscal 2009, our cash flow provided by operations was $4.9 million, $13.9 million lower than in the same period of the prior year. This change was primarily due to the change in the composition of our working capital with increased inventory levels, and lower cash collections compared to the same period last year. Seasonally we use cash in the first half of the year for payments related to certain assets and liabilities such as insurance premiums and variable compensation.
We expect our fiscal 2009 operating cash flow to be adequate to fund fiscal year 2009 operating needs, shareholder dividends, planned capital expenditures and any additional share repurchases.
Investing Activities
Our capital expenditures were $7.0 million in the first half of fiscal 2009 compared with $8.8 million in the first half of fiscal 2008. Our capital expenditures were primarily for capacity expansion in the Fluid Management segment, support for cost reduction initiatives, and replacement items. There was no cash generated from facility sales in fiscal 2009, compared with $4.0 million in the prior year. We made an acquisition in our Process Solutions segment in the second quarter of fiscal 2008 for $5.1 million.
Financing Activities
On October 27, 2008 we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares. We have acquired approximately 2.0 million of our outstanding common shares for $39.0 million under the repurchase program in the first quarter of fiscal 2009.
Credit Agreement
Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150 million and includes a $100 million expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement and the Senior Notes is unsecured, except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. While no amounts are outstanding under the Agreement at February 28, 2009, we have $30.3 million of standby letters of credit outstanding at February 28, 2009. These standby letters of credit are used as security for advance payments received from customers, and for future payments to our vendors and reduce the amount we may borrow under the Agreement. Accordingly, under the Agreement we have $119.7 million of unused borrowing capacity.
Six banks participate in our revolving credit agreement. We are not dependent on any single bank for our financing needs.
Following is information regarding our long-term contractual obligations and other commitments outstanding as of February 28, 2009:

	Payments Due by Period
			Two to	Four to
Long-term contractual		One year	three	five	After five
obligations	Total	or less	years	years	years
	(In thousands)
Long-term debt	$31,067	$762	$30,305	$0	$0
Operating leases (1)	17,000	6,000	7,000	3,000	1,000

Total contractual cash obligations	$48,067	$6,762	$37,305	$3,000	$1,000

(1)	Operating leases are estimated as of February 28, 2009, and consist primarily of building and equipment leases.
The only other commercial commitments outstanding were standby letters of credit of $30.3 million, which are substantially due within one year.
Critical Accounting Policies
In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are straightforward. There are, however, some policies that are critical because they are important in determining the financial condition and results of operations and some may involve management judgments due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts. These policies are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Report on Form 10-K for the year ended August 31, 2008. There have been no material changes in the accounting policies followed by us during fiscal year 2009 other than the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, as discussed in Notes 13 and 14.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In our normal operations, we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended February 28, 2009. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2008.
Item 4. Controls and Procedures
(A)	Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of February 28, 2009. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.
Based on this evaluation, management, including our Chief Executive Officer and our Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of February 28, 2009.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not repurchase any of its common shares during the quarter ended February 28, 2009.
Item 4. Submission of Matters to a Vote of Security Holders.
a)	The Annual Meeting of Shareholders of Robbins & Myers, Inc. was held on January 7, 2009.

b)	Our Board of Directors is divided into two classes, with one class of directors elected at each annual meeting of shareholders. At the Annual Meeting on January 7, 2009, the following persons were elected directors of Robbins & Myers, Inc. for a term of office expiring at the annual meeting of shareholders to be held in 2011: Andrew G. Lampereur, Thomas P. Loftis, Dale L. Medford and Albert J. Neupaver. The other directors whose terms of office continued after the Annual Meeting are: David T. Gibbons, Richard J. Giromini, Stephen F. Kirk and Peter C. Wallace.

c)	At the Annual Meeting on January 7, 2009, two items were voted on by shareholders, namely:
1)	The election of directors in which, as noted above, Messrs. Lampereur, Loftis, Medford and Neupaver were elected:

	Votes For	Votes Withheld
Andrew G. Lampereur	31,538,917	247,431
Thomas P. Loftis	31,305,231	481,117
Dale L. Medford	31,488,335	298,013
Albert J. Neupaver	31,601,344	185,004
2)	Appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending August 31, 2009, was approved with 31,487,989 votes cast for approval, 291,043 against approval and 7,311 abstentions.
Item 6. Exhibits
a)	Exhibits — see INDEX TO EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.
DATE: March 25, 2009	BY	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: March 25, 2009	BY	/s/ Kevin J. Brown
Kevin J. Brown
Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	(F)

	31.2	Rule 13a-14(a) CFO Certification	(F)

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	(F)

	32.2	Section 1350 CFO Certification	(F)

“F”	Filed herewith