Form 10-Q
period 2009-05-31
ROBBINS & MYERS INC
filed 2009-06-26
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2009
File Number 001-13651
Robbins & Myers, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Plum Street, Suite 260, Dayton, Ohio	45440
(Address of Principal executive offices)	(Zip Code)
Registrant’s telephone number including area code: (937) 458-6600
None

Former name, former address and former fiscal year if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)   YES ☐ NO ☑
Common shares, without par value, outstanding as of May 31, 2009: 32,838,100

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	May, 31,	August 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$88,546	$123,405
Accounts receivable	115,887	153,648
Inventories:
Finished products	36,527	32,893
Work in process	44,841	39,327
Raw materials	38,240	37,577

	119,608	109,797
Other current assets	6,684	8,017
Deferred taxes	12,699	13,476

Total Current Assets	343,424	408,343
Goodwill	266,694	278,906
Other Intangible Assets	5,929	6,853
Deferred Taxes	22,070	21,969
Other Assets	10,583	10,931
Property, Plant and Equipment	303,268	297,877
Less accumulated depreciation	(167,920)	(160,162)

	135,348	137,715

TOTAL ASSETS	$784,048	$864,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$53,342	$86,012
Accrued expenses	80,181	102,876
Current portion of long-term debt	30,252	3,192

Total Current Liabilities	163,775	192,080
Long-Term Debt—Less Current Portion	340	30,435
Deferred Taxes	45,095	44,628
Other Long-Term Liabilities	81,726	82,118
Minority Interest	16,087	15,439
Shareholders’ Equity
Common stock	148,397	183,605
Retained earnings	333,037	294,409
Accumulated other comprehensive (loss) income	(4,409)	22,003

Total Shareholders’ Equity	477,025	500,017

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$784,048	$864,717

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008

Net sales	$143,375	$200,946	$485,171	$559,414
Cost of sales	93,582	124,122	310,626	353,493

Gross profit	49,793	76,824	174,545	205,921
SG&A expenses	37,398	42,361	114,921	123,115
Other income	0	(5,697)	0	(6,796)

Income before interest and income taxes	12,395	40,160	59,624	89,602
Interest expense, net	99	257	242	1,763

Income before income taxes and minority interest	12,296	39,903	59,382	87,839
Income tax expense	1,628	12,749	15,875	29,287
Minority interest	382	659	950	1,782

Net income	$10,286	$26,495	$42,557	$56,770

Net income per share:
Basic	$0.31	$0.77	$1.28	$1.65

Diluted	$0.31	$0.76	$1.28	$1.64

Weighted average common shares outstanding:
Basic	32,829	34,548	33,353	34,469

Diluted	32,845	34,650	33,365	34,582

Dividends per share:
Declared	$0.0400	$0.0375	$0.1175	$0.1075

Paid	$0.0400	$0.0375	$0.1175	$0.1075

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	May 31,
	2009	2008
Operating Activities:
Net income	$42,557	$56,770
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	11,233	10,748
Amortization	911	1,314
Net gain on sale of product lines/facilities	0	(6,796)
Stock compensation expense	2,661	2,494
Changes in operating assets and liabilities:
Accounts receivable	32,461	13,757
Inventories	(15,711)	(17,933)
Accounts payable	(31,470)	(6,966)
Accrued expenses	(20,002)	(5,077)
Other	2,445	445

Net Cash and Cash Equivalents Provided by Operating Activities	25,085	48,756

Investing Activities:
Capital expenditures, net of nominal disposals	(12,914)	(12,783)
Proceeds from sales of product lines/facilities	0	7,193
Acquisition of business, net of cash acquired	0	(5,061)

Net Cash and Cash Equivalents Used by Investing Activities	(12,914)	(10,651)

Financing Activities:
Proceeds from debt borrowings	4,191	10,036
Repayments of long-term debt	(7,226)	(80,151)
Net proceeds from issuance of common stock, including stock option tax benefit	1,246	6,935
Share repurchases	(39,114)	0
Cash dividends paid	(3,929)	(3,703)

Net Cash and Cash Equivalents Used by Financing Activities	(44,832)	(66,883)
Exchange rate impact on cash	(2,198)	4,412

Decrease in Cash and Cash Equivalents	(34,859)	(24,366)
Cash and Cash Equivalents at Beginning of Period	123,405	116,110

Cash and Cash Equivalents at End of Period	$88,546	$91,744

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 2009
(Unaudited)
NOTE 1—Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“Company”, “we”, “our”, “us”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of May 31, 2009, and August 31, 2008, and the results of our operations for the three and nine month periods ended May 31, 2009 and 2008, and cash flows for the nine month periods ended May 31, 2009 and 2008. All intercompany transactions have been eliminated. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.
While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2008. A summary of our significant accounting policies is presented therein beginning on page 23. There have been no material changes in the accounting policies followed by us during fiscal year 2009, other than the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 115”, as discussed in Notes 13 and 14.
NOTE 2 — Statement of Income Information
Unless otherwise noted, the financial impact of the matters mentioned below in this note were included on the “Other income” line of our Consolidated Condensed Income Statement in the period indicated.
In the third quarter of fiscal 2008, we recognized a gain of $5,697,000 related to the sale of two of our Romaco segment product lines sold in fiscal 2006. The gain resulted from the lapsing of substantive financial guarantees in the sale agreement.
In the second quarter of fiscal 2008, we sold a facility related to a previously disposed Romaco segment product line for $3,996,000, with a resulting gain of $1,099,000.

NOTE 3—Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine month period ended May 31, 2009, by operating segment, are as follows:

	Process Solutions	Fluid Mgmt.	Romaco
	Segment	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2008	$157,870	$108,703	$12,333	$278,906
Translation adjustments	(9,177)	(2,477)	(558)	(12,212)

Balance as of May 31, 2009	$148,693	$106,226	$11,775	$266,694

Information regarding our other intangible assets is as follows:

	As of May 31, 2009			As of August 31, 2008
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and Trademarks	$11,627	$8,014	$3,613	$11,899	$7,480	$4,419
Non-compete Agreements	8,984	7,571	1,413	9,099	7,338	1,761
Financing Costs	9,628	9,124	504	9,679	9,006	673
Other	5,595	5,196	399	5,171	5,171	0

Total	$35,834	$29,905	$5,929	$35,848	$28,995	$6,853

NOTE 4—Net Income per Share

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator:
Net income	$10,286	$26,495	$42,557	$56,770

Denominator:
Basic weighted average shares	32,829	34,548	33,353	34,469
Effect of dilutive options and restricted shares	16	102	12	113

Diluted shares	32,845	34,650	33,365	34,582

Basic net income per share	$0.31	$0.77	$1.28	$1.65

Diluted net income per share	$0.31	$0.76	$1.28	$1.64

For the three and nine month periods ended May 31, 2009, 250,000 and 247,000 respectively of stock options outstanding were antidilutive and excluded from the computation of dilutive earnings per share.
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
Changes in our product warranty liability during the period are as follows:

Nine Months Ended
May 31, 2009
(In thousands)
Balance at beginning of the period	$7,853
Warranty expense	1,291
Deductions/payments	(1,958)
Translation adjustment impact	(229)

Balance at end of the period	$6,957

NOTE 6—Long-Term Debt

May 31, 2009
(In thousands)
Senior debt:
Revolving credit loan	$0
Senior notes	30,000
Other	592

Total debt	30,592
Less current portion	30,252

Long-term debt	$340

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150,000,000 and includes a $100,000,000 expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement and the Senior Notes, discussed below, is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. We have $26,744,000 of standby letters of credit outstanding at May 31, 2009. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement we have $123,256,000 of unused borrowing capacity.
We have $30,000,000 of Senior Notes (“Senior Notes”) outstanding with an interest rate of 6.84%, due May 1, 2010.
The Agreement and Senior Notes contain certain restrictive covenants including limitations on indebtedness, asset sales, sales and lease backs, and cash dividends as well as financial covenants relating to interest coverage, leverage and net worth. As of May 31, 2009, we are in compliance with these covenants.

NOTE 7 — Retirement Benefits
Retirement and other postretirement plan costs are as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
Pension Benefits	(In thousands)		(In thousands)
Service cost	$419	$571	$1,384	$1,659
Interest cost	2,062	2,212	6,808	6,401
Expected return on plan assets	(1,816)	(1,963)	(5,512)	(5,901)
Amortization of prior service cost	188	367	564	739
Amortization of unrecognized losses	267	42	572	164
FAS 88 settlement expense	100	0	326	0

Net periodic benefit cost	$1,220	$1,229	$4,142	$3,062

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
Other Postretirement Benefits	(In thousands)		(In thousands)
Service cost	$62	$77	$304	$231
Interest cost	137	319	1,035	957
Amortization of prior service cost	53	141	159	423
Amortization of unrecognized losses	54	40	404	120

Net periodic benefit cost	$306	$577	$1,902	$1,731

NOTE 8—Income Taxes
The effective tax rate was 13.2% for the third quarter and 26.7% for the year to date period of fiscal 2009. The effective tax rate was lower than the statutory tax rate primarily due to finalizing certain tax estimates in the third quarter of fiscal 2009 with the filing of the Company’s US Federal tax return. Excluding this impact, the effective tax rate was 29.9% for the third quarter of fiscal 2009 and 30.2% for the year to date period of fiscal 2009.
The effective tax rate was 31.9% for the fiscal 2008 third quarter and 33.3% for the year to date period of fiscal 2008. The effective rate was lower than the statutory rate because the aforementioned fiscal third quarter 2008 gain of $5,697,000 was recorded at favorable tax rates.
In June 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes", which was effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN No. 48 on September 1, 2007.
The balance of unrecognized tax benefits including interest and penalties, as of May 31, 2009 and August 31, 2008 was $5.8 million and $6.3 million, respectively, all of which would affect the effective tax rate if recognized in future periods.
We have estimated the reasonably possible expected net change in unrecognized tax benefits through May 31, 2010, based on the anticipated positions taken in the next twelve months, expected settlements or payments of uncertain tax positions and the lapses of the applicable statutes of limitations of unrecognized tax benefits. We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
NOTE 9—Comprehensive Income
The Company’s comprehensive income during the three and nine months ended May 31, 2009 was significantly impacted by the volatility of the value of the US Dollar versus other global currencies, most notably the Euro, the British Pound and the Canadian Dollar. The US Dollar strengthened against most major currencies in the first six months of fiscal 2009 but weakened in the third quarter of fiscal 2009. The following table sets forth the reconciliation of net income to comprehensive income:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net income	$10,286	$26,495	$42,557	$56,770
Foreign currency translation and other	27,811	297	(26,412)	13,210

Comprehensive income	$38,097	$26,792	$16,145	$69,980

NOTE 10—Stock Compensation
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. Under the plan, the stock option price per share may not be less than the fair market value per share as of the date of grant. Outstanding grants become exercisable over a three-year period, while options for non-employee directors are immediately exercisable. As of May 31, 2009, we had $3,749,000 of compensation expense not yet recognized related to nonvested stock awards. The weighted average period over which this compensation cost will be recognized is thirteen months. Stock options of 24,462 shares and 288,000 shares were exercised in the first nine months of fiscal 2009 and 2008, respectively.
Total stock compensation expense for all stock based awards for the first nine months of fiscal 2009 and 2008 was $2,661,000 ($1,730,000 after tax) and $2,494,000 ($1,621,000 after tax), respectively.

NOTE 11—Business Segments
The following tables present information about our reportable business segments.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Unaffiliated customer sales:
Fluid Management	$59,332	$83,505	$213,920	$232,369
Process Solutions	59,583	80,782	194,923	226,583
Romaco	24,460	36,659	76,328	100,462

Total	$143,375	$200,946	$485,171	$559,414

Income (Loss) before Interest and Taxes (“EBIT”):
Fluid Management	$15,359	$25,230	$59,552	$64,648
Process Solutions	4,040	10,184	15,576	25,614
Romaco	(464)	7,906	(1,465)	11,557
Corporate and eliminations	(6,540)	(3,160)	(14,039)	(12,217)

Total	$12,395	$40,160	$59,624	$89,602

The Romaco segment results for the fiscal 2008 third quarter and year to date periods of fiscal 2008 include product line/facility sale gains of $5,697,000 and $6,796,000, respectively. In addition, the comparability of the segment data is impacted due to changes in the foreign currency exchange rates, especially the strengthening of the US Dollar against all major currencies in fiscal 2009 in relation to the comparable period of the prior year.
NOTE 12— Share Repurchase Program
On October 27, 2008, we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares (the “Program”). Repurchases under the Program have and will generally be made in the open market or in privately negotiated transactions not exceeding prevailing market prices, subject to regulatory considerations and market conditions, and have and will be funded from the Company’s available cash and credit facilities. In the first quarter of fiscal 2009, we acquired approximately 2.0 million of our outstanding common shares for $39.0 million under the Program which were accounted for as treasury shares.
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
In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement is effective for interim and annual periods ending after June 15, 2009. SFAS No. 165 will be effective for us beginning the last quarter of fiscal 2009. We do not anticipate the adoption of SFAS No. 165 will have a material impact on our consolidated financial statements.
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
On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. For these non-financial assets and liabilities, SFAS No. 157 is effective for us on September 1, 2009. With this deferral, we have not applied the provisions of SFAS No. 157 to goodwill and intangible assets. We are assessing the impact the adoption of SFAS No. 157 for nonfinancial assets and liabilities will have on our consolidated financial statements.

The following table summarizes the bases used to measure certain financial assets at fair value on a recurring basis as of May 31, 2009 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents (1)	$88,546	$88,546	$—	$—

Total assets at fair value	$88,546	$88,546	$—	$—

(1)	Our cash and cash equivalents primarily consist of cash in banks, commercial paper and overnight investments in highly rated financial institutions.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Overview
We are a leading designer, manufacturer and marketer of engineered, application-critical equipment and systems for global energy, industrial, chemical and pharmaceutical markets. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. We continually develop initiatives to improve our performance in these key areas. In fiscal 2009, demand for our products slowed due to the worldwide economic downturn, as well as lower oil and natural gas prices in fiscal 2009. In response to the recent uncertain global economic environment, we have implemented and continue to implement plans to reduce the impact on our profitability while continuing to address the long-term strategic direction of our business platforms as discussed below. With approximately 61% of our sales outside the United States, we have been unfavorably impacted by foreign currency translation in fiscal 2009 due to the U.S. Dollar strengthening relative to our other principal operating currencies, namely the British Pound, the Euro and the Canadian Dollar, compared with the comparable period of the prior year. Additionally, the assets and liabilities of our foreign operations are translated at the exchange rates in effect at the balance sheet date, with related gains or losses reported as a separate component of the shareholders’ equity. The devaluation of most foreign currencies against the U.S. Dollar in fiscal 2009 has impacted our financial condition at the end of the third quarter of fiscal 2009. Our business consists of three market focused segments: Fluid Management, Process Solutions and Romaco.
Fluid Management. Energy markets served by our Fluid Management segment began slowing in January 2009. Our primary objective for this segment is to ensure that we continue to capture and increase the opportunities in this market by reaching out to a wider market. We increased our manufacturing capacity through improved asset utilization and measured levels of capital expenditures, and we are delivering valued new product offerings in our niche market sectors. Our Fluid Management business segment designs, manufactures and markets equipment and systems, including hydraulic drilling power sections, down-hole and industrial progressing cavity pumps, wellhead systems, grinders, rod guides, tubing rotators and pipeline closures, used in oil and gas exploration and recovery, specialty chemical, wastewater treatment and a variety of other industrial applications.
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
Romaco. Our customer base within the key markets, including pharmaceutical, cosmetics and healthcare, served by the Romaco segment, has been expanding in developing areas of the world, although these markets have also slowed in fiscal 2009. We remain focused on simplifying this business, managing its cost structure in order to further improve profit levels, and cost-effectively serving customers in developing global areas. Our Romaco business segment designs, manufactures and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutriceutical and cosmetic industries. Packaging applications include dosing, filling and sealing of vials, capsules, tubes, bottles and blisters; tablet counting and packaging for bottles; blister and powder packaging for various products including tablets and powder; customized packaging; as well as secondary processing for sauces and semi solids.

The following tables present the components of our consolidated statement of operations and segment information for the three and nine month periods of fiscal 2009 and 2008.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.3	61.8	64.0	63.2

Gross profit	34.7	38.2	36.0	36.8
SG&A expenses	26.1	21.0	23.7	22.0
Other income	0.0	(2.8)	0.0	(1.2)

EBIT	8.6	20.0	12.3	16.0
Interest expense, net	0.1	0.2	0.0	0.3
Income tax expense	1.1	6.3	3.3	5.2
Minority interest	0.2	0.3	0.2	0.3

Net income	7.2%	13.2%	8.8%	10.2%

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
		(In thousands, except %’s)
Segment
Fluid Management:
Sales	$59,332	$83,505	$213,920	$232,369
EBIT	15,359	25,230	59,552	64,648
EBIT %	25.9%	30.2%	27.8%	27.8%

Process Solutions:
Sales	$59,583	$80,782	$194,923	$226,583
EBIT	4,040	10,184	15,576	25,614
EBIT %	6.8%	12.6%	8.0%	11.3%

Romaco:
Sales	$24,460	$36,659	$76,328	$100,462
EBIT	(464)	7,906	(1,465)	11,557
EBIT %	(1.9)%	21.6%	(1.9)%	11.5%
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
Impact of Other Charges
Unless otherwise noted, the financial impact of the matters mentioned below in this note were included on the “Other income” line of our Consolidated Condensed Income Statement in the period indicated.
In the third quarter of fiscal 2008, we recognized a gain of $5.7 million related to the sale of two of our Romaco segment product lines sold in fiscal 2006. The gain resulted from the lapsing of substantive financial guarantees in the sale agreement.
In the second quarter of fiscal 2008, we sold a facility related to a previously disposed Romaco segment product line for $4.0 million, and a resulting gain of $1.1 million.

Three months ended May 31, 2009 and May 31, 2008
Net Sales
Consolidated net sales for the third quarter of fiscal 2009 were $143.4 million, $57.6 million lower than net sales for the third quarter of fiscal 2008. Excluding the impact of currency translation, sales decreased by $42.4 million, or 21.1%.
The Fluid Management segment had sales of $59.3 million in the third quarter of fiscal 2009 compared with $83.5 million in the third quarter of fiscal 2008. Currency translation accounted for $3.4 million of the decrease, and the remaining $20.8 million decrease, 24.9%, was primarily from decreased demand for oilfield equipment products due to lower levels of oil and gas exploration and recovery activity fueled by lower oil and natural gas prices worldwide in fiscal 2009 and lower general industrial activity. Orders for this segment were impacted by the same factors and were $44.6 million in the third quarter of fiscal 2009 compared with $86.9 million in the prior year period, when oil & gas prices were reaching record highs. Excluding the impact of foreign currency translation, orders decreased by 48.0%. Ending backlog at May 31, 2009 is $31.0 million compared with $63.2 million at August 31, 2008.
The Process Solutions segment had sales of $59.6 million in the third quarter of fiscal 2009 compared with $80.8 million in the third quarter of fiscal 2008, a decrease of 26.2%. Excluding the impact of currency translation, sales decreased $13.0 million, or 16.1%, over the prior year period. Adjusting for changes in currency exchange rates, orders decreased by 35.6% from prior year period. This decrease, we believe, is due to the worldwide economic downturn. Ending backlog at May 31, 2009 is $89.4 million compared with $123.5 million at August 31, 2008.
The Romaco segment, which is primarily a European-based business, had sales of $24.5 million in the third quarter of fiscal 2009 compared with $36.7 million in the third quarter of fiscal 2008. Excluding the impact of currency translation, sales decreased $8.6 million or 23.5% from the prior year period. This decrease, we believe, is due to the global recessionary economic conditions. Adjusting for changes in currency exchange rates, orders were consistent with prior year with a decrease of 1.7%. Ending backlog at May 31, 2009 is $48.3 million compared with $51.3 million at August 31, 2008.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the third quarter of fiscal 2009 was $12.4 million, a decrease of $27.8 million from the third quarter of fiscal 2008. Third quarter 2008 results included other income of $5.7 million resulting from the gain on the sale of product lines in a prior period. Excluding the change in the other income, EBIT decreased $22.1 million, primarily due to decreased sales caused by reduced demand as a result of the general worldwide economic downturn, a drop in oil and natural oil gas prices in fiscal 2009, changes in foreign currency gains and losses and severance costs in fiscal 2009.
The Fluid Management segment had EBIT of $15.4 million in the third quarter of fiscal 2009 compared with $25.2 million in the third quarter of fiscal 2008. This decrease in EBIT is primarily due to the lower sales volume described above and severance costs.
The Process Solutions segment had EBIT of $4.0 million in the third quarter of fiscal 2009 compared with $10.2 million in the third quarter of fiscal 2008, a decrease of $6.2 million. The decrease in EBIT is due principally to the sales decrease described above, pricing pressure in certain product lines and severance costs.
The Romaco segment had negative EBIT of $0.5 million in the third quarter of fiscal 2009, a decrease of $8.4 million over the same period of the prior year. Other income, as described in the Impact of Other Charges section above, contributed $5.7 million of this change. The remaining $2.7 million decrease in profitability was due to decreased sales volume described above.
Corporate costs in the third quarter of fiscal 2009 of $6.5 million were higher than the $3.2 million recorded in the comparable prior year period, principally due to higher medical costs, LIFO expense, legal costs and changes in foreign currency gains and losses.

Interest Expense
Net interest expense was $0.1 million in the third quarter of fiscal 2009 and $0.3 million in the same period of fiscal 2008. The decrease resulted primarily from lower debt levels in fiscal 2009 due to the repayment of $70 million of our Senior Notes on May 1, 2008.
Income Taxes
The effective tax rate was 13.2% for the third quarter of fiscal 2009 compared with 31.9% in the prior year period. The effective tax rate was lower than the prior year primarily due to finalizing certain tax estimates in the third quarter of fiscal 2009 with the filing of the Company’s US Federal tax return. Excluding this impact, the effective tax rate was 29.9% for the third quarter of fiscal 2009.
The Company adopted the provisions of FIN No. 48 on September 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $6.3 million all of which would affect the effective tax rate if recognized in future periods. As a result of the implementation of FIN No. 48, the Company recognized a $5.5 million increase in the liability for unrecognized tax benefits accounted for as a decrease to retained earnings (cumulative effect) as of September 1, 2007. The balance of unrecognized tax benefits including interest and penalties, as of May 31, 2009 and August 31, 2008 was $5.8 million and $6.3 million, respectively.

Nine months ended May 31, 2009 and May 31, 2008
Net Sales
Consolidated net sales for the first nine months of fiscal 2009 were $485.2 million, $74.2 million lower than net sales for the same period of fiscal 2008. Excluding the impact of currency translation and an acquisition early in the second quarter of fiscal 2008, sales decreased by $37.3 million, or 6.7%, mainly due to the drop in sales in the third quarter of fiscal 2009 as described above.
The Fluid Management segment had sales of $213.9 million in the first nine months of fiscal 2009 compared with $232.4 million in the same period of fiscal 2008. Currency translation accounted for $11.3 million of the decrease, and the remaining $7.2 million decrease, or 3.1%, was from decreased demand for oilfield equipment products due to lower levels of oil and gas exploration and recovery activity and lower general industrial activity. Orders for this segment were $184.9 million in the first nine months of fiscal 2009 compared with $243.9 million in the same prior year period, when oil and gas prices were reaching historic highs. Ending backlog at May 31, 2009 is $31.0 million compared with $63.2 million at August 31, 2008.
The Process Solutions segment had sales of $194.9 million in the first nine months of fiscal 2009 compared with $226.6 million in the same period of fiscal 2008. Excluding currency translation and acquisition impacts, sales decreased $13.3 million, or 6.0%, from the prior year period. After adjusting for currency translation and an acquisition, orders decreased 23.7%, primarily driven by lower demand in our chemical markets. Ending backlog at May 31, 2009 is $89.4 million compared with $123.5 million at August 31, 2008.
The Romaco segment had sales of $76.3 million in the first nine months of fiscal 2009 compared with $100.5 million in the same period of fiscal 2008, excluding currency translation sales declined $16.8 million or 16.7%. Adjusting for changes in currency exchange rates, orders decreased 25.1% from the same period in the prior year primarily due to the timing of certain orders and the current worldwide economic slowdown. Ending backlog at May 31, 2009 is $48.3 million compared with $51.3 million at August 31, 2008.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the first nine months of fiscal 2009 was $59.6 million, a decrease of $30.0 million from the same period of the prior year. Results for the first nine months of 2008 included other income of $6.8 million from gains on product line/facility sales. After the change in the other income, and currency impact of $3.7 million, EBIT decreased $19.5 million, primarily due to decreased sales described above and pricing pressure in certain product lines.
The Fluid Management segment had EBIT of $59.6 million in the first nine months of fiscal 2009 compared with $64.6 million in the same prior year period. Excluding the impact of currency translation, EBIT decreased $3.0 million. The decrease in EBIT is primarily due to the sales decrease in the third quarter of fiscal 2009 described above.
The Process Solutions segment had EBIT of $15.6 million in the first nine months of fiscal 2009 compared with $25.6 million in the comparable period of fiscal 2008. Excluding the impact of currency translation and an acquisition in the second quarter of fiscal 2008, EBIT decreased $8.6 million due principally to the drop in the sales volume described above, pricing pressure in certain product lines and severance costs.
The Romaco segment had negative EBIT of $1.5 million in the first nine months of fiscal 2009, a decrease of $13.0 million over the same period of the prior year. Other income contributed $6.8 million of this change, as described in the Impact of Other Charges section above and related to product lines and facility sale gains. The remaining $6.2 million decrease in profitability was primarily due to lower sales volume described above.

Interest Expense
Net interest expense was $0.2 million in the first nine months of fiscal 2009 and $1.8 million in the same period of fiscal 2008. The decrease resulted primarily from lower debt levels due to the repayment of $70 million of our Senior Notes on May 1, 2008.
Income Taxes
The effective tax rate was 26.7% for the first nine months of fiscal 2009 compared with 33.3% in the comparable prior year period. The effective tax rate was lower than the prior year, primarily due to finalizing certain tax estimates in the third quarter of fiscal 2009 with the filing of the Company’s US Federal tax return. Excluding this impact, the effective tax rate was 30.2% for the first nine months of fiscal 2009.
The Company adopted the provisions of FIN No. 48 on September 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $6.3 million all of which would affect the effective tax rate if recognized in future periods. As a result of the implementation of FIN No. 48, the Company recognized a $5.5 million increase in the liability for unrecognized tax benefits accounted for as a decrease to retained earnings (cumulative effect) as of September 1, 2007. The balance of unrecognized tax benefits including interest and penalties, as of May 31, 2009 and August 31, 2008 was $5.8 million and $6.3 million, respectively.
Liquidity and Capital Resources
Operating Activities
In the first nine months of fiscal 2009, our cash flow provided by operations was $25.1 million, $23.7 million lower than in the same period of the prior year. This change was primarily due to lower income in the first nine months of fiscal 2009 compared with the same period in the prior year, as well as the change in the composition of our working capital, with higher cash collections and higher payments to our vendors, compared with the same period last year. We have used cash to build inventory in each period to support future shipments.
We expect our fiscal 2009 operating cash flow to be adequate to fund fiscal year 2009 operating needs, shareholder dividends, planned capital expenditures and any additional share repurchases.
Investing Activities
Our capital expenditures were $12.9 million in the first nine months of fiscal 2009 compared with $12.8 million in the first nine months of fiscal 2008. Our capital expenditures were primarily for capacity expansion in the Fluid Management segment, support for cost reduction initiatives and replacement items. There was no cash generated from product lines/facility sales in fiscal 2009, compared with $7.2 million in the prior year. We made an acquisition in our Process Solutions segment in 2008 for total consideration of $5.1 million.
Financing Activities
On October 27, 2008 we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares. We acquired approximately 2.0 million of our outstanding common shares for $39.0 million under the repurchase program in the first quarter of fiscal 2009.
Credit Agreement
We have $30.0 million of Senior Notes that are due May 1, 2010 and therefore became classified as a current liability at May 31, 2009. We have available cash to repay these Senior Notes, as well as the ability to refinance these Senior Notes on a long-term basis under our Bank Credit Agreement (“Agreement”). Our Agreement provides that we may borrow on a revolving credit basis up to a maximum of $150 million and includes a $100 million expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement and the Senior Notes is unsecured, except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. While no amounts are outstanding under the Agreement at May 31, 2009, we have $26.7 million of standby letters of credit outstanding at May 31, 2009. These standby letters of credit are used as security for advance payments received from customers, and for future payments to our vendors and reduce the amount we may borrow under the Agreement. Accordingly, under the Agreement we have $123.3 million of unused borrowing capacity.
Six banks participate in our revolving credit agreement. We are not dependent on any single bank for our financing needs.
From available cash balances, we repaid $70 million of our Senior Notes on the May 1, 2008 due date.
Following is information regarding our long-term contractual obligations and other commitments outstanding as of May 31, 2009:

	Payments Due by Period
Long-term contractual		One year	Two to	Four to	After five
obligations	Total	or less	three years	five years	years
	(In thousands)
Long-term debt	$30,592	$30,252	$340	$0	$0
Operating leases (1)	17,000	6,000	7,000	3,000	1,000

Total contractual cash obligations	$47,592	$36,252	$7,340	$3,000	$1,000

(1)	Operating leases are estimated as of May 31, 2009, and consist primarily of building and equipment leases.
The only other commercial commitments outstanding were standby letters of credit of $26.7 million, which are substantially due within one year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In our normal operations, we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended May 31, 2009. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2008.
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of May 31, 2009. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.
Based on this evaluation, management, including our Chief Executive Officer and our Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of May 31, 2009.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s repurchases of its common shares during the quarter ended May 31, 2009 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans or	Under
Period	Purchased (a)	Share	Programs	the Plans or Programs
March 2009	—	—	—	—
April 2009	1,154	$16.47	—	—
May 2009	—	—	—	—

Total	1,154		—

(a)	During the third quarter of fiscal 2009, the Company purchased 1,154 of its common shares in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.
Item 6. Exhibits
a)	Exhibits — see INDEX TO EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.
DATE: June 26, 2009	By	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: June 26, 2009	By	/s/ Kevin J. Brown
Kevin J. Brown
Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

(10)	MATERIAL CONTRACTS

	10.1	Severance Agreement and Release of Claims, dated April 6, 2009, between Robbins & Myers, Inc. and Gary L. Brewer was filed as an Exhibit to our Current Report on Form 8-K filed on April 9, 2009	*/(M)

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	(F)

	31.2	Rule 13a-14(a) CFO Certification	(F)

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	(F)

	32.2	Section 1350 CFO Certification	(F)

“*”	Indicates that Exhibit is incorporated by reference.

“M”	Indicates management contract or compensatory arrangement.

“F”	Filed herewith.