Form 10-K
period 2009-08-31
ROBBINS & MYERS INC
filed 2009-10-26
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20459
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-13651
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of Common Shares, without par value, held by non-affiliates of the Company at February 28, 2009 (the last business day of the Company’s second fiscal quarter), based on the closing sales price on the New York Stock Exchange on February 27, 2009	$425,426,314

Number of Common Shares, without par value, outstanding at September 30, 2009	32,841,669
DOCUMENT INCORPORATED BY REFERENCE
Robbins & Myers, Inc. Proxy Statement for its Annual Meeting of Shareholders on January 6, 2010; definitive copies of the foregoing will be filed with the Commission within 120 days of the Company’s most recently completed fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

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
OVERVIEW
Robbins & Myers, Inc. is an Ohio corporation. As used in this report, the terms “Company,” “we,” “our,” or “us” mean Robbins & Myers, Inc. and its subsidiaries unless the context indicates another meaning. We are a leading supplier of engineered equipment and systems for critical applications in global energy, industrial, chemical and pharmaceutical markets. Our success is based on close and continuing interaction with our customers, application engineering expertise, innovation, customer support and a competitive cost structure. Our fiscal 2009 sales were approximately $640 million.
Information concerning our sales, income before interest, income taxes and minority interest (“EBIT”), identifiable assets by segment and sales and tangible assets by geographic area for the years ended August 31, 2009, 2008 and 2007 is set forth in Note 14 to the Consolidated Financial Statements included at Item 8 and is incorporated herein by reference.
Fluid Management Business Segment
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
Sales, Marketing and Distribution. We sell our rotors and stators for hydraulic drilling power sections through a direct sales force. We sell our tubing wear prevention products, down-hole pump systems, wellhead equipment, closure products and industrial pumps through major distributors as well as our direct sales force and service centers in key oilfield locations worldwide. Backlog at August 31, 2009 was $22.6 million, compared with $63.2 million at August 31, 2008.
Aftermarket Sales. Aftermarket sales consist principally of selling replacement components for our pumps, as well as the relining of stators and the refurbishment of rotors for the energy market. Aftermarket sales represented approximately 26% of the sales in this segment in fiscal 2009. However, replacement items, such as power section rotors and stators, down-hole pump rotors and rod guides are components of larger systems that wear out after regular usage. These are often sold as complete products and are not identifiable by us as aftermarket sales.
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
Process Solutions Business Segment
Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels, standard and customized fluid-agitation equipment and systems, thermal and other fluid systems and customized fluoropolymer-lined fittings, vessels and accessories, primarily for the pharmaceutical and specialty chemical markets. Primary brands are Pfaudler®, Tycon-Technoglass®, Chemineer® and Edlon®.
Sales, Marketing and Distribution. We primarily market and sell glass-lined reactors and storage vessels and thermal and other fluid systems through our direct sales force, as well as manufacturers’ representatives in certain world markets. Industrial mixers, agitation equipment and corrosion resistant products are primarily sold through manufacturers’ representatives. Backlog at August 31, 2009 was $72.3 million compared with $123.5 million at August 31, 2008.
Aftermarket Sales. Aftermarket products and services, which include field service, replacement parts, accessories and reconditioning of glass-lined vessels, are an important part of our glass-lined reactor product line. Our aftermarket capabilities and presence allow us to service our large installed base of Pfaudler® glass-lined vessels and to meet the needs of our customers, who are increasingly inclined to outsource various maintenance and service functions. We also service competitors’ equipment in the U.S. and in Europe. In addition, we refurbish and sell used, glass-lined vessels. Our aftermarket business for the Chemineer® and Edlon® lines primarily consists of selling replacement parts. Aftermarket sales represented approximately 31% of this segment’s sales in fiscal 2009.
Markets and Competition. We believe we have the number one worldwide market position in sales value for quality glass-lined reactors and storage vessels, competing principally with smaller European companies. Our European competitors are repositioning themselves in the market by adding manufacturing capacity and other resources. There are also smaller Asian competitors who have recently entered the market. The mixing equipment industry in which our Chemineer® brand participates is highly competitive and fragmented. We believe we are one of the market leaders worldwide. Our primary competitors are American and German businesses. Our Edlon® brand primarily competes by offering highly engineered products and products made for special needs, which are not readily supplied by competitors.
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
Sales, Marketing and Distribution. We sell Romaco products through our direct sales and service centers in certain world markets. We supplement our direct sales force with an extensive network of manufacturers’ representatives and third party distributors. Backlog at August 31, 2009 was $40.1 million compared with $51.3 million at August 31, 2008.
Aftermarket Sales. Aftermarket sales of our Romaco business were approximately 29% of this segment’s fiscal 2009 sales, consisting largely of replacement parts for the installed base of equipment.
Markets and Competition. We believe Romaco is one of the top five worldwide manufacturers of the type of pharmaceutical equipment it provides; however, the market is fragmented with many competitors, none of which is dominant. Given the fragmented nature of the industry, we believe there are strategic opportunities to expand our market share through technical innovation and product applications.

Other Consolidated Information
BACKLOG
Our total order backlog was $135.0 million at August 31, 2009 compared with $238.0 million at August 31, 2008. We expect to ship substantially all of our backlog during the next 12 months.
CUSTOMERS
Sales are not concentrated with any customer, as no customer represented more than 5% of sales in fiscal 2009, 2008 or 2007.
RAW MATERIALS
Raw materials are purchased from various vendors that generally are located in the same region as our facility using the raw materials. Over the last three years the prices of raw materials, especially steel, have been volatile, and increased substantially in fiscal 2008 due to a high global demand, before declining in fiscal 2009. Our supply of steel and other raw materials and components has been adequate and available without significant delivery delays. No events are known or anticipated that would change the availability of raw materials. No one supplier provides more than 10% of our raw materials.
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
During fiscal 2009, we spent approximately $6.7 million on research and development activities compared with $6.5 million in fiscal 2008 and $6.4 million in fiscal 2007. We also incurred significant engineering development costs in conjunction with fulfilling custom customer orders and executing customer projects that are not captured in these amounts.
Compliance with federal, state and local laws regulating the discharge of materials into the environment is not anticipated to have any material effect upon the Company’s capital expenditures, earnings or competitive position.
At August 31, 2009, we had 3,027 employees, which included approximately 410 at majority-owned joint ventures. Approximately 275 of our U.S. employees were covered by collective bargaining agreements at various locations. In addition, approximately 835 of our non-U.S. employees were covered by similar types of agreements indigenous to their respective countries. The agreement covering our Dayton, Ohio, manufacturing facility expires in fiscal 2010. The Company considers labor relations at each of its locations to be good.
CERTIFICATIONS
Peter C. Wallace, our President and Chief Executive Officer, certified to the New York Stock Exchange on January 29, 2009 that, as of that date, he was not aware of any violation by the Company of the NYSE’s Corporate Governance Listing Standards. We have filed with the SEC the certifications of Mr. Wallace and Christopher M. Hix, our Chief Financial Officer, that are required by Section 302 of the Sarbanes-Oxley Act of 2002 relating to the financial statements and disclosures contained in our Annual Report on Form 10-K for the year ended August 31, 2009.
AVAILABLE INFORMATION
We make available free of charge on or through our web site, at www.robn.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission (“SEC”). Additionally, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE., Washington, D.C., 20549. Information regarding operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Information that we file with the SEC is also available at the SEC’s web site at www.sec.gov.

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
We have experienced, and expect to continue to experience, fluctuations in operating results due to business cycles. We sell our products principally to energy, chemical, industrial and pharmaceutical markets. While we serve a variety of markets to minimize our dependency on any one, a significant downturn in any of these markets could cause a material adverse impact on our sales and operating results. In addition, there is a risk that if our future operating results significantly decline, it could impair our ability to realize our deferred tax assets.
Our businesses are adversely affected by economic downturns.
Since 2008, general worldwide economic conditions declined due to sequential effects of the subprime lending crises, general credit market crises, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products, which would delay and lengthen sales cycles. Furthermore, our backlog may not be converted to revenue due to customer order cancellations.
In response to the worldwide economic downturn and to improve operational efficiency, we have taken initiatives to streamline operations and reduce expenses, including measures such as reduction in workforce, discretionary spending, and capital expenditures, as well as other steps to reduce expenses. We expect these comprehensive initiatives to generate significant savings that we can invest in our growth initiatives and long-term value enhancing strategy. Our failure to generate significant cost savings and margin improvement from these initiatives could adversely affect our profitability and weaken our competitive position. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent recovery, worldwide, or in the specific end markets we serve. If our markets significantly deteriorate due to these economic effects, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by the worldwide economic downturn.
In addition, our defined benefit employee plans invest in fixed income and equity securities to fund employee obligations under those plans. Therefore, if the equity markets decline, our future funding requirements and expense could increase over the long-term.
Approximately 62% of our sales are to customers outside the United States, and we are subject to economic and political risks associated with international operations and changes in U.S. tax laws.
Approximately 62% of our fiscal 2009 sales were to customers outside the U.S., and we maintain primary operations in 15 countries. Conducting business outside the U.S. is subject to risks, including currency exchange rate fluctuations; changes in regional, political or economic conditions; trade protection measures, such as tariffs or import or export restrictions; subsidies or increased access to capital for firms who are currently, or may emerge, as competitors in countries in which we have operations; partial or total expropriation; unexpected changes in regulatory requirements; and international sentiment towards the U.S. One or more of these factors could have a material adverse effect on our international operations. In addition, there have been proposals to reform U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. We earn a substantial portion of our income in foreign countries. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted it could have a material adverse impact on our tax expense and cash flow.
We must comply with a variety of import and export laws and regulations, and the cost of compliance as well as the consequences of failure to properly comply with such laws could adversely affect our business.
We are subject to a variety of laws regarding our international operations, including regulations issued by the U.S. Department of Commerce Bureau of Industry and Security and various foreign governmental agencies. We cannot predict the nature, scope or effect of future regulatory requirements to which our international manufacturing operations and trading practices might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries in which certain of our products may be manufactured or sold or could restrict our access to, and increase the cost of obtaining, products from foreign sources. In addition, actual or alleged violations of import-export laws could result in enforcement actions and substantial financial penalties.
Competition in our markets could cause our sales to decrease.
We face significant competition from a variety of competitors in our markets. In some markets, our competitors have greater resources than we do. In addition, new competitors could enter our markets. Competitive pressures, including product quality, performance, price and service capabilities, and new technologies could adversely affect our competitive position, involving a loss of market share or decrease in prices, either of which could have a material adverse effect on our sales and operating results.
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
Our results of operations could vary based on the availability and cost of our raw materials.
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
The methods, estimates and judgments we use in applying our accounting policies could have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part II, Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, the calculation of share-based compensation expense under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (SFAS No. 123(R)) required us to use valuation methodologies (which were not developed for use in valuing employee stock options) and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common shares and the option exercise behavior of our employees.

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
Our total assets reflect substantial intangible assets, primarily goodwill. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been an impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge or if market conditions for businesses acquired decline, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material.
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

			Square Footage
		Sales/	(in thousands)
	Manufacturing	Service	Owned	Leased
Function and size by segment:
Fluid Management	11	15	848	116
Process Solutions	14	—	2,096	179
Romaco	5	1	221	80

	North America	South America	Europe	Asia/Australia
Geographical locations by segment:
Fluid Management	20	3	1	2
Process Solutions	5	1	5	3
Romaco	1	—	5	—
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Executive Officers of the Registrant
Peter C. Wallace, age 55, has been President and Chief Executive Officer of the Company since July 12, 2004. From October 2001 to July 2004, Mr. Wallace was President and CEO of IMI Norgren Group (sophisticated motion and fluid control systems for original equipment manufacturers). He was employed by Rexnord Corporation (power transmission and conveying components) for 25 years serving as President and Group Chief Executive from 1998 until October 2001 and holding a variety of senior sales, marketing, and international positions prior thereto.
Christopher M. Hix, age 47, has been our Vice President and Chief Financial Officer since August 2006. He held various corporate finance and business development positions with Roper Industries (diversified industrial products) from 2001 to July 2006, the most recent being Vice President, Business Development and Assistant Secretary. He was Chief Financial Officer and Vice President of Customer Support for Somero Enterprises, Inc. from 1999 to 2001. From 1991 to 1999 he was with Roper Industries serving in various senior business unit financial and operational leadership positions.
Saeid Rahimian, age 51, has been a Corporate Vice President and President, Fluid Management, since September 2005. He was Group Vice President and President of our R&M Energy Systems and Reactor Systems businesses from May 2004 to September 2005. He has also been President of our R&M Energy Systems business from 1998 to May 2004. Prior to 1998 he held various positions within Robbins & Myers, Inc.
Jeffrey L. Halsey, age 57, has been our Vice President, Human Resources since July 2007. He held various Human Resources positions with ABB Ltd. from 1989 through 2006, most recently as Group Senior Vice President, Human Resources for ABB Inc. Prior to 1989 he was Vice President, Employee Relations for Pullman, Inc.
Kevin J. Brown, age 51, has been our Corporate Controller and Chief Accounting Officer since October 2006. He was our Vice President of Corporate Services, Investor Relations & Compliance from August 2006 to October 2006 and he was our Vice President and Chief Financial Officer from January 2000 to August 2006. Previously, he was our Controller and Chief Accounting Officer since December 1995. Prior to joining us, he was employed by the accounting firm of Ernst & Young LLP for 15 years.
Michael J. McAdams, age 60, has been our Treasurer since October 2005, and was Assistant Treasurer from September 2004 to September 2005. From 1999 to 2003, he was Treasurer of Evenflo Company, Inc. He was Treasurer of Advanced Silicon Materials, Inc. from 1996 to 1999. He was also employed by Armco, Inc. for 15 years, holding various finance positions, including the position of Assistant Treasurer.
Linn S. Harson, age 44, has been our Secretary and General Counsel since January 2009. She has been with the law firm of Thompson Hine LLP since 1996, and a partner in the same firm since January 2005.
The term of office of our executive officers is until the next Annual Meeting of Directors (January 6, 2010) or until their respective successors are elected.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(A) Our common shares trade on the New York Stock Exchange under the symbol RBN. The prices presented in the following table are the high and low closing prices for the common shares for the periods presented. *

			Dividends
	High	Low	Paid per Share

Fiscal 2009
1st Quarter ended Nov. 30, 2008	$43.19	$16.53	$0.0375
2nd Quarter ended Feb. 28, 2009	20.02	15.71	0.0400
3rd Quarter ended May 31, 2009	22.19	13.45	0.0400
4th Quarter ended Aug. 31, 2009	23.76	17.49	0.0400

Fiscal 2008
1st Quarter ended Nov. 30, 2007	$37.60	$23.95	$0.0325
2nd Quarter ended Feb. 29, 2008	38.91	29.77	0.0375
3rd Quarter ended May 31, 2008	43.08	31.65	0.0375
4th Quarter ended Aug. 31, 2008	54.20	39.16	0.0375

*	Adjusted for 2-for-1 stock split of our shares in the form of a share distribution effective February 28, 2008.

(B)	As of September 30, 2009, we had 348 shareholders of record.

(C)	Dividends paid on common shares are presented in the table in Item 5(A). Our credit agreement includes certain covenants which restrict our payment of dividends above $10,000,000 plus a carry over amount from the prior year, which is 50% of the amount that such dividends were under $10,000,000.

(D)	In fiscal 2009 there were no sales of unregistered securities.

(E)	A summary of the Company’s repurchases of its common shares during the quarter ended August 31, 2009 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
		Average	Part of Publicly	Yet Be
	Total Number	Price	Announced	Purchased Under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased (1)	Share	Programs	Programs (2)
June 1-30, 2009	0	0	0	992,463
July 1-31, 2009	0	0	0	992,463
August 1-31, 2009	22,702	$23.22	0	992,463

Total	22,702		0

(1)	During the fourth quarter of 2009, the Company purchased 22,702 of its common shares in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)	On October 27, 2008, our Board of Directors approved the repurchase of up to 3.0 million of our outstanding common shares (the “Program”). In the first quarter of fiscal 2009, we repurchased an aggregate of 2,007,537 of our outstanding common shares pursuant to the Program. In connection with the Program, the Company entered into a Rule 10b5-1 securities repurchase plan which was effective November 17, 2008 through January 7, 2009. The Program will expire when we have repurchased all the authorized shares under the Program, unless terminated earlier by a Board resolution.
ITEM 6. SELECTED FINANCIAL DATA
Selected Financial Data (1)
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except per share and employee data)
The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included In Item 8 “Financial Statements and Supplementary Data”. Per share information for fiscal 2005 to 2007 has been adjusted to reflect our 2008 stock split.

	2009	2008	2007	2006	2005
Operating Results
Orders	$554,349	$812,998	$719,848	$688,822	$607,210
Ending backlog	134,977	237,980	193,821	174,447	116,491
Sales	640,358	787,168	695,393	625,389	604,773
EBIT (2,3)	74,368	130,664	94,282	7,508	21,451
Net income (loss) (2,3)	55,364	87,402	50,705	(19,587)	(262)
Net income (loss) per share, diluted (2,3)	$1.66	$2.52	$1.48	$(0.66)	$(0.01)

Financial Condition
Total assets	$796,854	$864,717	$816,143	$712,047	$740,193
Total cash	108,169	123,405	116,110	48,365	23,043
Total debt	30,459	33,627	103,075	105,531	175,408
Shareholders’ equity	468,951	500,017	412,518	339,422	301,646
Total capitalization	$499,410	$533,644	$515,593	$444,953	$477,054

Other Data
Cash flow from operating activities (2)	$51,860	$89,560	$65,113	$40,581	$26,340
Capital expenditures, net	17,694	22,114	16,536	13,660	20,263
Amortization	1,107	1,279	1,631	2,343	2,519
Depreciation	15,119	14,970	14,993	16,235	17,874
Dividends declared per share	$0.1575	$0.1450	$0.1250	$0.1100	$0.1100
Number of employees	3,027	3,357	3,233	3,271	3,585

Notes to Selected Financial Data
(1) We purchased the remaining 24 percent minority interest in our Suzhou subsidiary on June 9, 2009. We acquired Mavag on January 10, 2008. We sold our Zanchetta product line on March 31, 2007, our Hapa and Laetus product lines on March 31, 2006 and our lined-pipe and fitting product line on August 31, 2005, all of which impact the comparability of the Selected Financial Data.
(2) A summary of the Company’s special items including inventory write-downs charged to cost of sales, and their impact on the diluted earnings per share is as follows:

	2009	2008	2007	2006	2005
		(In thousands, except per share data)
Pre-tax impact of special items expense (income):
Cost of sales-restructuring inventory writedowns-Process Solutions and Romaco segments	$0	$0	$0	$1,127	$1,130
Other restructuring costs including severance	0	0	1,818	8,472	6,833
Net product line/facility sale (gains) losses	0	(7,631)	(5,279)	(10,258)	2,053
Goodwill impairment-Romaco segment	0	0	0	39,174	0

Total Special items	$0	$(7,631)	$(3,461)	$38,515	$10,016

Increase (decrease) on net income due to special items	$0	$6,265	$3,461	$(36,941)	$(6,310)
Increase (decrease) on diluted earnings per share due to special items	$0.00	$0.18	$0.06	$(1.29)	$(0.26)
(3) The Company’s operating performance is evaluated using several measures. One of those measures, EBIT, is income before interest, income taxes and minority interest and is reconciled to net income on our Consolidated Statement of Income. We evaluate performance of our business segments and allocate resources based on EBIT. EBIT is not, however, a measure of performance calculated in accordance with U.S. generally accepted accounting principles and should not be considered as an alternative to net income as a measure of our operating results. EBIT is not a measure of cash available for use by management.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading designer, manufacturer and marketer of highly-engineered, application-critical equipment and systems for the energy, industrial, chemical and pharmaceutical markets worldwide. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. We attempt to continually develop initiatives to improve our performance in these key areas. In fiscal 2009, demand for our products slowed due to lower oil and natural gas prices as well as the worldwide economic downturn which affected the operating results in each of our segments. We have responded to these business conditions by cutting costs and initiating restructuring programs which are intended to reduce manufacturing capacity, standardize product offerings to allow greater utilization of our lower cost manufacturing facilities, leverage functional resources, and further integrate our business activities. We expect to continue our restructuring efforts in fiscal 2010 to improve our competitiveness and long-term profitability. With approximately 62% of our sales outside the United States, we were also unfavorably impacted by foreign currency translation in fiscal 2009 due to the U.S. dollar strengthening relative to our other principal operating currencies. Additionally, the assets and liabilities of our foreign operations are translated at the exchange rates in effect at the balance sheet date, with related gains or losses reported as a separate component of our shareholders’ equity. The devaluation of most foreign currencies against the U.S. dollar impacted our financial condition at the end of fiscal 2009 as compared with fiscal 2008.
Our business consists of three market-focused segments: Fluid Management, Process Solutions and Romaco.
Fluid Management. Energy and industrial markets served by our Fluid Management segment began slowing in January 2009. Our primary objectives for this segment are to expand our geographic reach, introduce new products, develop new customer relationships, and more tightly integrate our operations. Our Fluid Management business segment designs, manufactures and markets equipment and systems, including hydraulic drilling power sections, down-hole and industrial progressing cavity pumps, wellhead systems, grinders, rod guides, tubing rotators and pipeline closures, used in oil and gas exploration and recovery, specialty chemical, wastewater treatment and a variety of other industrial applications.
Process Solutions. Key end markets served by our Process Solutions segment, chemical and pharmaceutical, began slowing in October 2008. Our primary objectives are to improve productivity through integration of operations and process improvements, to leverage our lower cost locations and to increase our focus on aftermarket opportunities. Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels, standard and customized fluid-agitation equipment and systems and customized fluoropolymer-lined fittings, vessels and accessories, primarily for the pharmaceutical and specialty chemical markets.
Romaco. Our customer base within the key markets, including pharmaceutical, cosmetics and healthcare, served by the Romaco segment, has been expanding in the developing areas of the world, although these markets also slowed in fiscal 2009. Our primary objectives are to maintain our simplified business model, further develop our global distribution capabilities, and increase our focus on aftermarket opportunities. Our Romaco business segment designs, manufactures and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutriceutical and cosmetic industries. Packaging applications include dosing; filling and sealing of vials, capsules, tubes, bottles and blisters; tablet counting and packaging for bottles; blister and powder packaging for various products including tablets and powder; customized packaging; as well as secondary processing for sauces and semi solids.

Results of Operations
The following tables present components of our Consolidated Statement of Income and segment information.

	2009	2008	2007
Consolidated
Sales	100.0%	100.0%	100.0%
Cost of sales	64.9	63.1	65.2

Gross profit	35.1	36.9	34.8
SG&A expenses	23.5	21.2	21.7
Other income	0.0	(0.9)	(0.5)

EBIT	11.6%	16.6%	13.6%

	2009	2008	2007
	(In millions, except percents)
By Segment
Fluid Management:
Sales	$268.8	$322.9	$292.3
EBIT	69.1	91.3	77.0
EBIT %	25.7%	28.3%	26.3%

Process Solutions:
Sales	$258.6	$313.6	$273.9
EBIT	19.4	37.6	31.9
EBIT %	7.5%	12.0%	11.7%

Romaco:
Sales	$113.0	$150.7	$129.2
EBIT	2.3	20.6	2.6
EBIT %	2.0%	13.7%	2.0%

Consolidated:
Sales	$640.4	$787.2	$695.4
EBIT	74.4	130.7	94.3
EBIT %	11.6%	16.6%	13.6%
The comparability of the operating results has been impacted by product line/facility sale gains in fiscal 2008 and 2007, as well as restructuring costs in fiscal 2007. See Note 4, “Statement of Income Information”, in Notes to Consolidated Financial Statements for further discussion. In addition, the comparability of the segment data is impacted by changes in foreign currency exchange rates, due to the translation of non-U.S. Dollar denominated subsidiary results into U.S. dollars.
The Company’s operating performance is evaluated using several measures. One of those measures, EBIT, is income before interest, income taxes and minority interest and is reconciled to net income on our Consolidated Statement of Income. We evaluate performance of our business segments and allocate resources based on EBIT. EBIT is not, however, a measure of performance calculated in accordance with U.S. generally accepted accounting principles and should not be considered as an alternative to net income as a measure of our operating results. EBIT is not a measure of cash available for use by management.
Fiscal Year Ended August 31, 2009 Compared with Fiscal Year Ended August 31, 2008
Net Sales
Sales for fiscal 2009 were $640.4 million compared with $787.2 million in fiscal 2008, a decrease of $146.8 million or 18.7%. Excluding the impact of currency translation and an acquisition early in the second quarter of fiscal 2008, sales decreased by $97.5 million or 12.5%, primarily in the second half of fiscal 2009.
The Fluid Management segment had sales of $268.8 million in fiscal 2009 compared with $322.9 million in fiscal 2008, a decrease of $54.1 million, or 16.8%. Currency translation accounted for $12.7 million of the decrease, and the remaining $41.4 million decrease, or 12.8%, resulted from lower demand for energy equipment products and lower demand in general industrial markets. Orders for this segment were impacted by the same factors and were $232.4 million in fiscal 2009 compared with $343.1 million in fiscal 2008. Ending backlog of $22.6 million is 64.3% lower than at the end of the prior year.

The Process Solutions segment had sales of $258.6 million in fiscal 2009 compared with $313.6 million in fiscal 2008, a decrease $55.0 million, or 17.5%. Excluding the impact of currency translation and an acquisition in fiscal 2008, sales decreased by $30.7 million, or 10.1% from the prior year. We believe this decrease is largely attributable to the worldwide economic downturn. Excluding currency and acquisition impacts, orders decreased by $85.8 million, or 27.1% over prior year, primarily driven by lower demand in our chemical markets. Ending backlog of $72.3 million is 41.5% lower than prior year levels.
The Romaco segment had sales of $113.0 million in fiscal 2009 compared with $150.7 million in fiscal 2008, a decrease of $37.7 million, or 25.0%. After adjusting for currency translation, sales decreased $27.9 million, or 18.5% from the prior year. Orders decreased $30.9 million, or 20.6%, from the prior year after adjusting for currency exchange rates. We believe the decrease in demand is primarily due to the current worldwide economic slowdown. Ending backlog of $40.1 million is 21.7% lower than prior year levels.
Earnings Before Interest, Income Taxes and Minority Interest (EBIT)
Consolidated EBIT for fiscal 2009 was $74.4 million compared with $130.7 million in fiscal 2008, a decrease of $56.3 million. Results for fiscal 2008 included other income of $7.6 million from gains on product line/facility sales. Excluding the impact of other income, and a currency impact of $2.9 million, consolidated EBIT decreased $45.8 million mainly due to decreased sales volume described above, pricing pressures in certain product lines, and higher general operating expenses related to severance, employee benefit plans and legal costs, partly offset by cost reduction initiatives completed during the year.
The Fluid Management segment EBIT for fiscal 2009 was $69.1 million, compared with $91.3 million in fiscal 2008. The decrease of $22.2 million resulted primarily from the sales decrease in the second half of fiscal 2009 as described above and pricing pressures in certain product lines.
The Process Solutions segment EBIT was $19.4 million for fiscal 2009, compared with $37.6 million for fiscal 2008, a decrease of $18.2 million. Process Solutions had a gain on the sale of a facility in fiscal 2008 of $0.8 million. Excluding the impact of the facility sale gain, and a currency effect of $1.6 million, fiscal 2009 EBIT decreased by $15.8 million principally due to the lower sales volume described above, coupled with pricing pressures in certain product lines and severance costs.
The Romaco segment EBIT was $2.3 million for fiscal 2009, a decrease of $18.3 million compared with fiscal 2008. In fiscal 2008, other income included a $5.7 million gain related to Romaco product lines sold in fiscal 2006 and a $1.1 million gain on a facility sale related to a previously disposed product line. The remaining $11.5 million decrease in profitability was due to decreased sales volume described above.
Interest Expense
Net interest expense was $0.4 million in fiscal 2009 and $2.0 million in fiscal 2008. The reduction in net interest expense resulted from lower debt levels in fiscal 2009 due to the repayment of $70.0 million of our Senior Notes on May 1, 2008.
Income Taxes
Our effective tax rate was 23.5% in fiscal 2009 and 30.4% in fiscal 2008. The lower tax rate resulted from the implementation of certain one-time tax strategies and finalizing earlier tax estimates. This one-time benefit is not expected to repeat in fiscal 2010. The effective tax rate in fiscal 2008 was lower than the statutory tax rate primarily due to profitable operations in Italy and Germany, which resulted in the release of deferred tax asset valuation allowances of $4.9 million as well as increased taxable income in countries outside the United States, where statutory rates are lower.
The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (FIN 48) on September 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $6.3 million all of which would affect the effective tax rate if recognized in future periods. As a result of the implementation of FIN 48, the Company recognized a $5.5 million increase in the liability for unrecognized tax benefits accounted for as a decrease to retained earnings (cumulative effect) as of September 1, 2007. The balance of unrecognized tax benefits including interest and penalties, as of August 31, 2009 and August 31, 2008 was $6.2 million and $6.3 million, respectively.

Net Income
Our net income in fiscal 2009 was $55.4 million compared with $87.4 million in fiscal 2008. The decrease in net income is a result of lower sales, pricing pressures in certain product lines, severance costs related to our restructuring efforts across all our business platforms, benefit from product line/ asset sales in fiscal 2008, higher medical and legal costs, partly offset by cost reduction initiatives, lower interest expense and a lower normalized effective tax rate in fiscal 2009, as discussed above.
Fiscal Year Ended August 31, 2008 Compared with Fiscal Year Ended August 31, 2007
Net Sales
Sales for fiscal 2008 were $787.2 million compared with $695.4 million in fiscal 2007, an increase of $91.8 million or 13.2%. Excluding the impact of currency translation and acquisitions and dispositions, sales increased by $43.9 million, or 6.4%.
The Fluid Management segment had sales of $322.9 million in fiscal 2008 compared with $292.3 million in fiscal 2007, an increase of $30.6 million, or 10.5%. Currency translation accounted for $9.0 million of the increase, and the remaining $21.6 million increase, or 7.4%, was from increased demand for oilfield equipment products due to higher levels of oil and gas exploration and recovery activity, as well as improved demand in chemical processing and general industrial markets. Orders for this segment were $343.1 million in fiscal 2008 compared with $301.9 million in fiscal 2007. Ending backlog of $63.2 million is 47.0% higher than at the end of the prior year.
The Process Solutions segment had sales of $313.6 million in fiscal 2008 compared with $273.9 million in fiscal 2007, an increase $39.7 million, or 14.5%. Excluding the impact of currency translation and an acquisition, sales increased by $15.1 million, or 5.5% over the prior year. This increase is largely attributable to a stronger global chemical market and increased Asia region sales. Excluding currency and acquisition impacts, orders increased by $18.1 million, or 6.4% over prior year, primarily driven by projects in the chemical market and activity in the Asian region. Ending backlog of $123.5 million is 24.9% higher than prior year levels. The organic increase in sales, orders and backlog reflects the strong demand in the chemical market and an increased expansion in the developing areas of the world. Our primary end markets, chemical processing and pharmaceutical, continued to improve.
The Romaco segment had sales of $150.7 million in fiscal 2008 compared with $129.2 million in fiscal 2007, an increase of $21.5 million, or 16.6%. Excluding the impact of currency translation and a product line sold in fiscal 2007, sales increased $7.3 million, or 5.8% over the prior year. The increase was primarily in the pharmaceutical market. Orders increased $1.1 million, or 0.9%, over prior year after adjusting for currency and the disposed product line. Ending backlog of $51.3 million is comparable to prior year level of $52.0 million.
Earnings Before Interest, Income Taxes and Minority Interest (EBIT)
Consolidated EBIT for fiscal 2008 was $130.7 million compared with $94.3 million in fiscal 2007, an increase of $36.4 million. Results for fiscal 2008 included other income of $7.6 million from gains on product line/facility sales while fiscal 2007 results included other income of $3.5 million, which consisted of gains on product line and facility sales of $5.3 million, reduced by restructuring costs in the Romaco segment of $1.8 million. The remaining increase in consolidated EBIT of $32.3 million resulted from increased sales volume, benefits realized from completed restructuring activities in the Romaco segment and improved pricing.
The Fluid Management segment EBIT for fiscal 2008 was $91.3 million, compared with $77.0 million in fiscal 2007. The increase of $14.3 million resulted primarily from the sales increase described above, coupled with a favorable product mix.
The Process Solutions segment EBIT was $37.6 million for fiscal 2008, compared with $31.9 million for fiscal 2007, an increase of $5.7 million. Process Solutions had a gain on the sale of a facility in fiscal 2008 of $0.8 million while fiscal 2007 had a facility sale gain of $5.0 million. Excluding the impact of facility sale gains, fiscal 2008 EBIT increased by $9.9 million principally due to the sales volume increase described above, coupled with better pricing.
The Romaco segment EBIT was $20.6 million for fiscal 2008, an increase of $18.0 million compared with fiscal 2007. The change in other (income) expense accounted for $8.4 million of the increase in EBIT. In fiscal 2008, other income included a gain of $5.7 million related to Romaco product lines sold in fiscal 2006 and a $1.1 million gain on a facility sale related to a previously disposed product line, while fiscal 2007 other expense of $1.6 million consisted of restructuring costs of $1.8 million, reduced by net gains on product line and facility sales of $0.2 million. The remaining $9.6 million increase in EBIT was attributable to higher sales described above and benefits from restructuring activities completed in the prior year.
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

Liquidity and Capital Resources
Operating Activities
In fiscal 2009, our cash flow from operating activities was $51.9 million compared with $89.6 million in fiscal 2008, a decrease of $37.7 million. This decrease resulted primarily from lower net income, customer deposits and reductions in amounts owed to suppliers, partly offset by lower customer accounts receivable.
We expect our available cash, fiscal 2010 operating cash flow and amounts available under our credit agreement to be adequate to fund fiscal year 2010 operating needs, shareholder dividends, capital expenditures, repayment of our $30.0 million Senior Notes and additional share repurchases, if any.
Investing Activities
In 2009, the Company continued to generate substantial cash from operating activities and remains in a strong financial position, with resources available for reinvestment in existing businesses and strategic acquisitions. Our capital expenditures were $17.7 million in fiscal 2009, a decrease from $22.1 million in fiscal 2008. Our 2009 capital expenditures were primarily for capacity expansion projects in the Fluid Management segment which were initiated in fiscal 2008, support for cost reduction initiatives and replacement items. Capital expenditures in fiscal 2010 are not expected to be materially higher than fiscal 2009.
In the fourth quarter of fiscal 2009, we purchased the remaining 24 percent minority interest in one of our Process Solutions Group Asian subsidiaries for $2.3 million, which we paid from available cash resources. We made an acquisition in our Process Solutions segment in 2008 for a total consideration of $5.1 million. In fiscal 2008 we received proceeds of $8.5 million related to the sale of two of our Romaco product lines sold in fiscal 2006 and the sale of two facilities. There were no product line/facility sales in fiscal 2009.
Financing Activities
Proceeds from the sale of common stock of $2.4 million in fiscal 2009 and $8.6 million in fiscal 2008 were mostly related to the exercise of stock options and other stock compensation. Dividends paid during fiscal 2009 were $5.2 million, compared with $5.0 million in fiscal 2008. The quarterly dividend rate per common share was increased in January 2009 from $0.0375 to $0.0400.
On October 27, 2008, we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares. We acquired approximately 2.0 million of our outstanding common shares for $39.1 million under the repurchase program in the first quarter of fiscal 2009.
Credit Agreement
We have $30.0 million of Senior Notes that are due May 1, 2010 and therefore are classified as a current liability at August 31, 2009. We have available cash to repay these Senior Notes, as well as the ability to refinance these Senior Notes on a long-term basis under our Bank Credit Agreement (“Agreement”). Our Agreement provides that we may borrow on a revolving credit basis up to a maximum of $150.0 million and includes a $100.0 million expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. At August 31, 2009 we had no borrowings under the Agreement. We had $28.1 million of standby letters of credit outstanding at August 31, 2009. These standby letters of credit are primarily used as security for advance payments received from customers and for our performance under customer contracts. Under the Agreement, we have $121.9 million of unused borrowing capacity.
Six banks participate in our revolving credit agreement. We are not dependent on any single bank for our financing needs.
From available cash balances, we repaid $70.0 million of our Senior Notes on the May 1, 2008 due date.

Critical Accounting Policies and Estimates
This “Management’s Discussion and Analysis” is based on our Consolidated Financial Statements and the related notes. The more critical accounting policies used in the preparation of our Consolidated Financial Statements are discussed below.
Revenue Recognition
We recognize revenue at the time of title passage to our customer. In instances where we have equipment installation obligations, the revenue related to the installation service is deferred until installation is complete. We recognize revenue for certain longer-term contracts based on the percentage of completion method. The percentage of completion method requires estimates of total expected contract revenue and costs. We follow this method because we can make reasonably dependable estimates of the revenue and cost applicable to various stages of the contract. Revisions in profit estimates are reflected in the period in which the facts that gave rise to the revision become known.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Significant estimates made by us include the allowance for doubtful accounts, inventory valuation, deferred tax asset valuation allowance, warranty, litigation, product liability, tax contingencies, stock option valuation, goodwill valuation and retirement benefit obligations.
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
Inventory valuation reserves are determined based on our assessment of the market conditions for our products and the on-hand quantities of inventory in relation to historical usage. The inventory to which this reserve relates is still on-hand and will be sold or disposed of in the future. The expected selling price of this inventory approximates its net book value; therefore, there is no significant impact on gross margin when it is sold.
We have recorded valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of estimated future taxable income, reversals of temporary differences, available carryback periods, the results of tax strategies and changes in tax laws could impact these estimates.
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
Goodwill and Other Intangible Assets
Goodwill is tested on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated at our reporting unit level, were performed at year-end for fiscal 2009 (our annual impairment test date) using a discounted cash flow methodology (“income approach”). The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the businesses for the purposes of our annual or periodic analyses, we make estimates and judgments about the future cash flows of these businesses. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to these businesses over their estimated remaining useful lives. The impairment testing performed by the Company at August 31, 2009 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, and, as such, no impairment existed. Losses, if any, resulting from impairment tests would be reflected in income before interest, income taxes and minority interest in our Consolidated Statement of Income. Other intangibles are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amount.
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
Pensions
We maintain defined benefit and defined contribution pension plans that provide retirement benefits to substantially all U.S. employees and certain non-U.S. employees. Pension expense for fiscal 2009 and beyond is dependent on a number of factors including returns on plan assets and changes in plan discount rates and therefore cannot be predicted with certainty. The following paragraphs discuss the significant factors that affect the amount of recorded pension expense.
A significant factor in determining the amount of expense recorded for a funded pension plan is the expected long-term rate of return on plan assets. We develop the long-term rate of return assumption based on the current mix of equity and debt securities included in plan assets and on the historical returns on those types of investments, judgmentally adjusted to reflect current expectations of future returns. At August 31, 2009, the weighted average expected rate of return on plan assets was 6.6%.
In addition to the expected rate of return on plan assets, recorded pension expense includes the effects of service cost — the actuarial cost of benefits earned during a period — and interest on the plan’s liabilities to participants. These amounts are determined actuarially based on current discount rates and assumptions regarding matters such as future salary increases and mortality. Differences in actual experience in relation to these assumptions are generally not recognized immediately but rather are deferred together with asset-related gains or losses. When cumulative asset-related and liability-related gains or losses exceed the greater of 10% of total liabilities or the calculated value of plan assets, the excess is amortized and included in pension income or expense. At August 31, 2009, the weighted average discount rate used to value plan liabilities was 5.4%. We determine our discount rate based on an actuarial yield curve applied to the payments we expect to make out of our retirement plans.
The Company reviews its actuarial assumptions on an annual basis and makes modifications based on current rates and trends when appropriate. Additional changes in the key assumptions discussed above would affect the amount of pension expense currently expected to be recorded for years subsequent to fiscal 2009. Specifically, a one-half percent decrease in the rate of return on assets assumption would have the effect of increasing pension expense by approximately $0.7 million. A comparable increase in this assumption would have the opposite effect. In addition, a one-half percent increase in the discount rate would decrease pension expense by $0.2 million, and a comparable decrease in the discount rate would increase expense by approximately $0.4 million.

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). We adopted SFAS No. 157 on September 1, 2008. See Note 3 in Notes to Consolidated Financial Statements.
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
In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) revised the requirements of FASB Statement No. 141 related to fair value principles, the cost allocation process, and accounting for non-controlling (minority) interests. SFAS No. 141(R) will be effective for us beginning in fiscal 2010. The effects of implementing SFAS No. 141(R) on the Company’s financial position, results of operations and cash flows will depend on future acquisitions.
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
In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP FAS 132(R)-1) which provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The disclosures required by FSP FAS 132(R)-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 will be effective for the Company for fiscal year 2010 and will result in additional disclosures.
In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement is effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. SFAS No. 165 was effective for us beginning the last quarter of fiscal 2009. SFAS No. 165 did not have any impact on our consolidated financial statements. See Note 1 in Notes to Consolidated Financial Statements.

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB No. 162” (SFAS No. 168). This Statement replaces FASB No. 162 to identify the sources of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The provisions of SFAS No. 168 are effective for the Company’s interim and annual periods after September 15, 2009.

Contractual Obligations
Following is information regarding our long-term contractual obligations and other commitments outstanding as of August 31, 2009:

	Payments Due by Period
			Two to
Long-term contractual		One year	three	Four to	After five
obligations	Total	or less	years	five years	years
	(In thousands)
Debt obligations	$30,459	$30,194	$265	$0	$0
Operating leases (1)	14,210	5,369	6,197	1,830	814

Total contractual cash obligations	$44,669	$35,563	$6,462	$1,830	$814

(1)	Operating leases consist primarily of building and equipment leases.
Unrecognized tax benefits in the amount of $6,156,000, including interest and penalties, have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of future payments. The only other commercial commitments outstanding were standby letters of credit of $28,082,000. Of this outstanding amount $23,185,000 is due within a year and $4,897,000 is due within two to three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We maintain operations in the U.S. and foreign countries. We have market risk exposure to foreign exchange rates in the normal course of our business operations. Our significant non-U.S. operations have their local currencies as their functional currency and primarily buy and sell using that same currency. We manage our exposure to net assets and cash flows in currencies other than U.S. dollars by minimizing our non-U.S. dollar net asset positions. Under certain conditions, we may enter into hedging transactions, primarily currency swaps, under established policies and guidelines that enable us to mitigate the potential adverse impact of foreign exchange rate risk. We do not engage in trading or other speculative activities with these transactions as established policies require that these hedging transactions relate to specific currency exposures.
Our main foreign exchange rate exposures relate to assets, liabilities and cash flows denominated in British pounds, euros, Swiss francs and Canadian dollars and the general economic exposure that fluctuations in these currencies could have on the U.S. dollar value of future non-U.S. cash flows. To illustrate the potential impact of changes in foreign currency exchange rates on us for fiscal 2009, the net unhedged exposures in each currency were remeasured assuming a 10% decrease in foreign exchange rates compared with the U.S. dollar. Using this method, our EBIT for fiscal 2009 would have decreased by $1.5 million and our cash flow from operations for fiscal 2009 would have decreased by $1.4 million. This calculation assumed that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes may also affect the volume of sales or the foreign currency sales prices as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not include any effects of potential changes in sales levels or local currency prices.
At August 31, 2009, $30.0 million of our outstanding debt had a weighted-average fixed interest rate of 6.8% and $0.4 million had a weighted average variable interest rate of 5.0%. The estimated fair value of our debt at August 31, 2009 was approximately $30.8 million. The following table presents the aggregate maturities and related weighted average interest rates of our debt obligations at August 31, 2009 by maturity dates:

	U.S. Dollar		Non-U.S. Dollar		Non-U.S. Dollar
	Fixed Rate		Fixed Rate		Variable Rate
Maturity Date	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands, except percents)
2010	$30,000	6.84%	$33	4.63%	$161	10.00%
2011	0	0.00	0	0.00	265	2.00
2012	0	0.00	0	0.00	0	0.00
2013	0	0.00	0	0.00	0	0.00
2014	0	0.00	0	0.00	0	0.00
Thereafter	0	0.00	0	0.00	0	0.00

Total	$30,000	6.84%	$33	4.63%	$426	5.02%

Fair value	$30,380		$33		$426

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Robbins & Myers, Inc. and Subsidiaries
We have audited Robbins & Myers, Inc. and Subsidiaries’ internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Robbins & Myers, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Robbins & Myers, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Robbins & Myers, Inc. and Subsidiaries as of August 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2009 of Robbins & Myers, Inc. and Subsidiaries and our report dated October 26, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dayton, Ohio
October 26, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Robbins & Myers, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Robbins & Myers, Inc. and Subsidiaries as of August 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2009. Our audits are also included in financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Robbins & Myers, Inc. and Subsidiaries at August 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.
As described in Note 10 to the Consolidated Financial Statements, in 2008 the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109.” Also, as described in Note 9 to the Consolidated Financial Statements, in 2007 the Company adopted the provisions of Statement of Financial Accounting Standards, No.158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — an amendment to FASB Statement No. 87, 88, 106 and 132(R)”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Robbins & Myers, Inc. and Subsidiaries’ internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 26, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dayton, Ohio
October 26, 2009

CONSOLIDATED BALANCE SHEET
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except share data)

	August 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$108,169	$123,405
Accounts receivable	114,191	153,648
Inventories	105,772	109,797
Other current assets	11,573	8,017
Deferred taxes	12,519	13,476

Total Current Assets	352,224	408,343
Goodwill	267,687	278,906
Other Intangible Assets	5,789	6,853
Deferred Taxes	26,477	21,969
Other Assets	9,490	10,931
Property, Plant and Equipment	135,187	137,715

	$796,854	$864,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$55,918	$86,012
Accrued expenses	66,141	100,407
Deferred taxes	1,918	2,469
Current portion of long-term debt	30,194	3,192

Total Current Liabilities	154,171	192,080
Long-Term Debt, Less Current Portion	265	30,435
Deferred Taxes	44,194	44,628
Other Long-Term Liabilities	115,113	82,118
Minority Interest	14,160	15,439

Shareholders’ Equity:
Common stock-without par value:
Authorized shares-80,000,000
Issued shares-34,884,158 in 2009 (34,762,954 in 2008)	190,097	185,552
Treasury shares-2,046,039 in 2009 (58,848 in 2008)	(39,753)	(1,947)
Retained earnings	344,530	294,409
Accumulated other comprehensive (loss) income:
Foreign currency translation	10,138	36,945
Pension liability	(36,061)	(14,942)

Total	(25,923)	22,003

	468,951	500,017

	$796,854	$864,717

See Notes to Consolidated Financial Statements

CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
Robbins & Myers Inc. and Subsidiaries
(In thousands, except share and per share data)

				Accumulated
				Other
				Comprehensive
	Common	Treasury	Retained	Income
	Shares	Shares	Earnings	(Loss)	Total
Balance at September 1, 2006	$157,528	$(10)	$171,096	$10,808	$339,422

Net income			50,705		50,705
Change in foreign currency translation				14,160	14,160
Change in minimum pension liability (SFAS No.87), net of tax				8,621	8,621

Comprehensive income					73,486
Adoption of SFAS No. 158, net of tax				(10,255)	(10,255)
Restricted stock grants-net, 121,408 shares (0 from treasury)
Restricted stock expense	1,247				1,247
Cash dividend declared, $0.125 per share			(4,253)		(4,253)
Treasury stock purchases, 28,996 shares		(673)			(673)
Stock option expense	598				598
Performance stock award expense	924				924
Proceeds from employee benefit plan share sales, 50,194 shares	825				825
Stock options exercised, 687,336 shares	9,066				9,066
Tax benefit of vested restricted stock and stock options exercised	2,131				2,131

Balance at August 31, 2007	172,319	(683)	217,548	23,334	412,518

Net income			87,402		87,402
Change in foreign currency translation				(3,079)	(3,079)
Change in minimum pension liability, net of tax				1,748	1,748

Comprehensive income					86,071
Adoption of FIN 48			(5,538)		(5,538)
Restricted stock grants-net, 64,546 shares (0 from treasury)
Restricted stock expense	666				666
Cash dividend declared, $0.145 per share			(5,003)		(5,003)
Treasury stock purchases, 29,236 shares		(1,264)			(1,264)
Stock option expense	745				745
Performance stock award expense	1,979				1,979
Proceeds from employee benefit plan share sales, 34,700 shares	1,278				1,278
Stock options exercised, 388,198 shares	4,249				4,249
Tax benefit of vested restricted stock and stock options exercised	4,316				4,316

Balance at August 31, 2008	185,552	(1,947)	294,409	22,003	500,017

Net income			55,364		55,364
Change in foreign currency translation				(26,807)	(26,807)
Change in minimum pension liability, net of tax				(21,119)	(21,119)

Comprehensive income					7,438
Restricted stock grants-net, 38,816 shares (15,022 from treasury)
Restricted stock expense	734				734
Cash dividend declared, $0.1575 per share			(5,243)		(5,243)
Treasury stock purchases-share buyback program, 2,007,537 shares		(39,114)			(39,114)
Treasury stock purchases-other, 34,920 shares		(546)			(546)
Vesting of restricted stock issued from Treasury stock, 55,266 shares	(1,854)	1,854			0
Stock option expense	1,008				1,008
Performance stock award expense	1,719				1,719
Proceeds from employee benefit plan share sales, 62,948 shares	1,234				1,234
Stock options exercised, 34,462 shares	373				373
Tax benefit of vested restricted stock and stock options exercised	1,331				1,331

Balance at August 31, 2009	$190,097	$(39,753)	$344,530	$(25,923)	$468,951

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF INCOME
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except per share data)

	Years ended August 31,
	2009	2008	2007
Sales	$640,358	$787,168	$695,393
Cost of sales	415,861	496,906	453,052

Gross profit	224,497	290,262	242,341

Selling, general and administrative expenses	150,129	167,229	151,520
Other income	0	(7,631)	(3,461)

Income before interest, income taxes and minority interest	74,368	130,664	94,282

Interest expense, net	382	2,031	5,243

Income before income taxes and minority interest	73,986	128,633	89,039

Income tax expense	17,412	39,099	36,866
Minority interest	1,210	2,132	1,468

Net income	$55,364	$87,402	$50,705

Net income per share
Basic	$1.67	$2.53	$1.49

Diluted	$1.66	$2.52	$1.48

Weighted average common shares outstanding:
Basic	33,227	34,524	34,050

Diluted	33,261	34,718	34,212

See Notes to Consolidated Financial Statements

CONSOLIDATED CASH FLOW STATEMENT
Robbins & Myers, Inc. and Subsidiaries
(In thousands)

	Years Ended August 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$55,364	$87,402	$50,705
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	15,119	14,970	14,993
Amortization	1,107	1,279	1,631
Deferred taxes	4,417	6,201	18,997
Stock compensation	3,461	3,390	2,769
Net gain on sale of business/facilities	0	(7,631)	(5,279)
Changes in operating assets and liabilities:
Accounts receivable	34,457	(1,067)	(28,315)
Inventories	(3,651)	(7,261)	(2,796)
Other assets	(4,056)	(560)	1,059
Accounts payable	(28,394)	3,682	16,500
Accrued expenses and other liabilities	(25,964)	(10,845)	(5,151)

Net cash and cash equivalents provided by operating activities	51,860	89,560	65,113

INVESTING ACTIVITIES
Capital expenditures, net of nominal disposals	(17,694)	(22,114)	(16,536)
Proceeds from sale of business/facilities	0	8,484	13,712
Acquisitions	(2,325)	(5,061)	0

Net cash and cash equivalents used by investing activities	(20,019)	(18,691)	(2,824)

FINANCING ACTIVITIES
Proceeds from debt borrowings	6,653	12,003	30,904
Payments of long-term debt	(9,821)	(81,451)	(33,360)
Share buyback program	(39,114)	0	0
Net proceeds from issuance of common stock, including stock option tax benefits	2,392	8,579	10,916
Dividend paid	(5,243)	(5,003)	(4,253)

Net cash and cash equivalents (used) provided by financing activities	(45,133)	(65,872)	4,207
Effect of exchange rate changes on cash	(1,944)	2,298	1,249

(Decrease) Increase in cash and cash equivalents	(15,236)	7,295	67,745
Cash and cash equivalents at beginning of year	123,405	116,110	48,365

Cash and cash equivalents at end of year	$108,169	$123,405	$116,110

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Robbins & Myers, Inc. and Subsidiaries
NOTE 1 — SUMMARY OF ACCOUNTING POLICIES
Consolidation
The consolidated financial statements include the accounts of Robbins & Myers, Inc. (“Company,” “we,” “us,” “our”) and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participation rights. For these consolidated subsidiaries where our ownership is less than 100%, the other shareholders’ interests are shown as Minority Interest. All significant intercompany accounts and transactions have been eliminated upon consolidation. We produce and sell original equipment and aftermarket parts for a variety of markets including energy, industrial, chemical and pharmaceutical.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Accounts Receivable
Accounts receivable relate primarily to customers located in North America, Western Europe and Asia, and are concentrated in the pharmaceutical, chemical and energy markets. To reduce credit risk, we perform credit investigations prior to accepting an order and, when necessary, require letters of credit to ensure payment.
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
Inventories
Inventories are stated at the lower of cost or market determined by the last-in, first-out (“LIFO”) method in the U.S. and the first-in, first-out (“FIFO”) method outside the U.S. Inventory valuation reserves are determined based on our assessment of the market conditions for our products and the on-hand quantities of inventory in relation to historical usage.
Goodwill and Other Intangible Assets
Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired. Goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise, using a fair market value approach, at the reporting unit level. We recognize an impairment charge for any amount by which the carrying amount of goodwill exceeds its fair value. Impairment tests are performed each year based on August 31 financial information. Other intangibles are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amount. Losses, if any, resulting from impairment tests are reflected in income before interest, income taxes and minority interest in our Consolidated Statement of Income.
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
Changes in our product warranty liability during the year are as follows:

	2009	2008
	(In thousands)
Balance at beginning of the fiscal year	$7,853	$7,922
Warranty expense	2,750	1,851
Deductions	(3,287)	(1,973)
Impact of exchange rates	(95)	53

Balance at end of the fiscal year	$7,221	$7,853

Consolidated Statement of Income
Research and development costs are expensed as incurred and recorded in selling, general and administrative expenses. Research and development costs in fiscal 2009, 2008 and 2007 were $6,743,000 $6,469,000 and $6,352,000, respectively. We also incurred significant engineering development costs in conjunction with fulfilling custom customer orders and executing customer projects that is not captured in these amounts. Shipping and handling costs are included in cost of sales. Advertising costs are expensed as incurred.
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
Income Taxes
Income taxes are provided for all items included in the Consolidated Statement of Income regardless of the period when such items are reported for income tax purposes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We recorded valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of estimated future taxable income and establishment of tax strategies. Future taxable income, reversals of temporary differences, available carryback periods, the results of tax strategies and changes in tax laws could impact these estimates.
Generally, our policy is to provide U.S. income taxes on non-U.S. income when remitted to the U.S. We regularly receive dividends from Canada and provide deferred taxes on those undistributed earnings. Other than the earnings from Canada, we have not provided deferred taxes on the undistributed earnings of international subsidiaries because the earnings are deemed permanently reinvested. Accordingly, the Accounting Principles Board Opinion No. 23, "Accounting for Income Taxes”, exception will apply to the international subsidiaries accumulated earnings and profits, which aggregated $67,044,000 and $90,671,000 at August 31, 2009 and 2008, respectively.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes", which is effective for fiscal years beginning after December 15, 2006. FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes", and clarifies the accounting for uncertainty in income tax positions. FIN 48 requires us to recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained, based on the technical merits of the position. The recognition and measurement guidelines of FIN 48 were applied to all of our material income tax positions on September 1, 2007, resulting in a $5,538,000 increase in the liability for unrecognized tax benefits, with a corresponding decrease to the beginning retained earnings for the cumulative effect of a change in accounting principle. See Note 10.
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
Fair Value of Financial Instruments
The following methods and assumptions were used by us in estimating the fair value of financial instruments:
Cash and cash equivalents — The amounts reported approximate fair value.
Long-term debt — The fair value of our debt was $30,839,000 and $33,627,000 at August 31, 2009 and 2008, respectively. These amounts are based on the terms, interest rates and maturities currently available to us for similar debt instruments.
Accounts receivable, accounts payable, and accrued expenses — The amounts reported approximate fair value.
Common Stock Plans
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. Under the plan, the stock option price per share may not be less than the fair market value per share as of the date of grant. Outstanding grants generally become exercisable over a three-year period.
The fair value of each stock option grant in fiscal years 2009, 2008 and 2007 were estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted average assumptions. The 2007 fair values at grant date have been adjusted to reflect our fiscal 2008 stock split:

	2009		2008		2007
Expected volatility of common stock	38.90%		35.86%		25.40%
Risk free interest rate	2.00		4.00		4.80
Dividend yield	0.90		0.50		0.70
Expected life of option	7.0	Yrs.	7.0	Yrs.	7.0	Yrs.
Fair value at grant date	$8.43		$12.70		$5.80
Assumptions utilized in the model are evaluated when awards are granted. The expected volatility of our common stock was estimated based upon the historical volatility of our common stock price. The risk-free interest rate is based on the U.S. Treasury security yields at the time of the grant for a security with a maturity term equal to or approximating the expected term of the underlying award. The dividend yield was determined by using a blend of historical dividend yield information and expected future trends. The expected life of the option grants represents the period of time options are expected to be outstanding and is based on the contractual term of the grant, vesting schedule and past exercise behavior. We have elected to recognize compensation cost on a straight-line basis over the requisite service period for the entire award.

Subsequent Events
Subsequent events have been evaluated through October 26, 2009, which represents the date the Consolidated Financial Statements were issued.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, “Fair Value Measurements” (SFAS No. 157). We adopted SFAS No. 157 on September 1, 2008. See Note 3.
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
In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) revised the requirements of FASB Statement No. 141 related to fair value principles, the cost allocation process, and accounting for non-controlling (minority) interests. SFAS No. 141(R) will be effective for us beginning in fiscal 2010. The effects of implementing SFAS No. 141(R) on the Company’s financial position, results of operations and cash flows will depend on future acquisitions.
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
In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP FAS 132(R)-1) which provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The disclosures required by FSP FAS 132(R)-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. FSP FAS 132(R)-1 will be effective for the Company for fiscal year 2010 and will result in additional disclosures.
In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement is effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. SFAS No. 165 was effective for us beginning the last quarter of fiscal 2009. SFAS No. 165 did not have any impact on our consolidated financial statements.

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB No. 162” (SFAS No. 168). This Statement replaces FASB No. 162 to identify the sources of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The provisions of SFAS No. 168 are effective for the Company’s interim and annual periods after September 15, 2009.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 — BALANCE SHEET INFORMATION

	2009	2008
	(In thousands)
Accounts receivable
Allowances for doubtful accounts	$7,470	$7,695

Inventories
FIFO:
Finished products	$36,644	$36,183
Work in process	42,134	43,988
Raw materials	38,551	41,696

	117,329	121,867
LIFO reserve, U.S. inventories	(11,557)	(12,070)

	$105,772	$109,797

Non-U.S. inventories at FIFO	$78,403	$81,214

Property, plant and equipment
Land	$16,916	$17,783
Buildings	103,728	102,809
Machinery and equipment	182,804	177,285

	303,448	297,877
Less accumulated depreciation	(168,261)	(160,162)

	$135,187	$137,715

Accrued expenses
Salaries, wages and payroll taxes	$13,344	$22,866
Customer advances	16,825	28,261
Pension benefits	3,068	3,030
U.S. other postretirement benefits	1,555	2,014
Warranty costs	7,221	7,853
Accrued interest	817	821
Income taxes	3,375	10,835
Commissions	3,609	6,494
Other	16,327	18,233

	$66,141	$100,407

Other long-term liabilities
German pension liability	$43,755	$40,458
U.S. pension liability	31,215	6,816
U.S. other postretirement benefits	22,153	19,766
U.K. pension liability	3,912	0
Other	14,078	15,078

	$115,113	$82,118

NOTE 3 — FAIR VALUE MEASUREMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted SFAS No.157 on September 1, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have an impact on our consolidated financial statements.
On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. For these non-financial assets and liabilities, SFAS No. 157 is effective for us on September 1, 2009. With this deferral, we have not applied the provisions of SFAS No. 157 to nonfinancial assets and liabilities including goodwill and intangible assets. We are assessing the impact the adoption of SFAS No. 157 for nonfinancial assets and liabilities will have on our consolidated financial statements.
The following table summarizes the bases used to measure certain financial assets at fair value on a recurring basis as of August 31, 2009 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	August 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$108,169	$108,169	$—	$—

Total assets at fair value	$108,169	$108,169	$—	$—

(1)	Our cash and cash equivalents primarily consist of cash in banks, commercial paper and overnight investments in highly rated financial institutions.
NOTE 4 — STATEMENT OF INCOME INFORMATION
Unless otherwise noted, the costs and gains mentioned below in this note were included on the “Other income” line of our Consolidated Statement of Income in the period indicated.

	2009	2008	2007
	(In thousands)
Romaco segment restructuring costs	$0	$0	$1,818
Gain on disposition of product lines/facilities	0	(7,631)	(5,279)

Other income	$0	$(7,631)	$(3,461)

In fiscal 2008, we sold a facility in each of our Process Solutions and Romaco segments. Additionally, in fiscal 2008 we received proceeds related to the sale of two of our Romaco product lines, sold in fiscal 2006 (See Note 5). Cash proceeds from these asset sales totaled $8,484,000. The net gain recognized in fiscal 2008 as a result of these asset sales was $7,631,000, which included $835,000 in our Process Solutions segment and $1,099,000 in our Romaco segment for property sale gains, and $5,697,000 in our Romaco segment for business line disposition gains.
In fiscal 2007, we completed the restructuring activities announced in fiscal 2005 and recorded restructuring costs in fiscal 2007 totaling $1,818,000 in our Romaco segment. During the year we also sold a Romaco facility and a Process Solutions facility, as well as two Romaco product lines. Cash proceeds from these asset sales totaled $13,712,000. The net gain recognized in fiscal 2007 as a result of these asset sales was $5,036,000 in our Process Solutions segment and $243,000 in our Romaco segment.

Minimum lease payments
Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 2009:

(In thousands)
2010	$5,369
2011	3,721
2012	2,476
2013	1,061
2014	769
Thereafter	814

$14,210

Rental expense for all operating leases in 2009, 2008 and 2007 was approximately $6,610,000, $7,398,000 and $5,633,000, respectively. Operating leases consist primarily of building and equipment leases.

NOTE 5 — PRODUCT LINE DISPOSITIONS
In the third quarter of fiscal 2008 we recognized a pre-tax gain of $5,697,000 related to the sale of two of our Romaco product lines-Hapa and Laetus- sold in fiscal 2006. As part of that transaction, funds were paid into an escrow account that served as collateral for potential claims by the purchaser under the terms of the Asset and Share Purchase Agreement (“Agreement”). The substantive financial guarantees in this Agreement contractually lapsed on March 31, 2008, resulting in the gain and the release of the escrow funds to us. This gain has been included in the “Other income” line in our Consolidated Statement of Income (See Note 4).
NOTE 6 — CASH FLOW STATEMENT INFORMATION
In fiscal 2009, we recorded the following non-cash investing and financing transactions: $11,453,000 increase in deferred tax assets, $32,643,000 increase in other long-term liabilities, and $20,913,000 increase related to the minimum liability of our employee benefit plans.
In fiscal 2008, we recorded the following non-cash investing and financing transactions: $158,000 decrease in deferred tax assets, $1,550,000 increase in property, plant and equipment, $5,182,000 decrease in other long-term liabilities, $5,538,000 decrease in retained earnings for the adoption of FIN 48 and $1,748,000 decrease related to the minimum liability of our employee benefit plans.
In fiscal 2007, we recorded the following non-cash investing and financing transactions: $5,661,000 increase in deferred tax assets, $4,410,000 decrease in other intangible assets, a $7,874,000 decrease in other long-term liabilities, and a $1,624,000 increase in the minimum pension liability related to our pension plans. We also recorded a decrease to goodwill and accrued expenses of $1,052,000 related to the utilization of pre-acquisition deferred tax assets which were fully reserved.
Supplemental cash flow information consisted of the following:

	2009	2008	2007
	(in thousands)
Interest paid	$2,133	$8,141	$7,952
Taxes paid, net of refunds	27,082	30,838	19,560

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
Changes in the carrying amount of goodwill by operating segment are as follows:

	Process	Fluid
	Solutions	Management	Romaco
	Segment	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2007	$153,189	$107,568	$10,393	$271,150
Goodwill reduction from utilizing purchased tax loss carryforwards and deferred tax assets	0	0	(474)	(474)
Goodwill addition due to business acquisition	2,680	0	0	2,680
Translation adjustments and other	2,001	1,135	2,414	5,550

Balance as of August 31, 2008	157,870	108,703	12,333	278,906
Goodwill addition due to business acquisition	333	0	0	333
Translation adjustments and other	(8,625)	(2,514)	(413)	(11,552)

Balance as of August 31, 2009	$149,578	$106,189	$11,920	$267,687

In fiscal 2008, we were able to utilize certain net operating loss carryforwards and deferred tax assets that existed at the purchase date of Romaco. No value was allocated to these items in the opening balance sheet of Romaco; therefore, the utilization of these items is recorded as a reduction to goodwill.
Information regarding our other intangible assets is as follows:

	2009			2008
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and trademarks	$11,661	$8,138	$3,523	$11,899	$7,480	$4,419
Non-compete agreements	8,998	7,622	1,376	9,099	7,338	1,761
Financing costs	9,631	9,145	486	9,679	9,006	673
Other	5,601	5,197	404	5,171	5,171	0

	$35,891	$30,102	$5,789	$35,848	$28,995	$6,853

We estimate that amortization expense will be approximately $1,100,000 for each of the next five years.

NOTE 8 — LONG-TERM DEBT

	2009	2008
	(in thousands)
Senior debt:
Revolving credit loan	$0	$0
Senior notes	30,000	30,000
Other	459	3,627

Total debt	30,459	33,627
Less current portion	(30,194)	(3,192)

Long-term debt	$265	$30,435

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150,000,000 and includes a $100,000,000 expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement and the Senior Notes, discussed below, is unsecured except for the pledge of the stock of our U.S. subsidiaries and two-thirds of the stock of certain non-U.S. subsidiaries. While no amounts are outstanding under the Agreement at August 31, 2009, we have $28,082,000 of standby letters of credit outstanding at August 31, 2009. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors. Accordingly, under the Agreement we have $121,918,000 of unused borrowing capacity.
We have $30,000,000 of Senior Notes (“Senior Notes”) outstanding with an interest rate of 6.84%, due May 1, 2010 which therefore are classified as a current liability at August 31, 2009.
The Agreement and Senior Notes contain certain restrictive covenants including limitations on indebtedness, asset sales, sales and lease backs, and cash dividends and financial covenants relating to interest coverage, leverage and net worth. As of August 31, 2009, we are in compliance with these covenants.
Our other debt consisted primarily of unsecured non-U.S. bank lines of credit with interest rates approximating 5.00%.
Aggregate principal payments of long-term debt, for the five years subsequent to August 31, 2009, are as follows:

(In thousands)
2010	$30,194
2011	265
2012	0
2013	0
2014	0
2015 and thereafter	0

Total	$30,459

NOTE 9 — RETIREMENT BENEFITS
On August 31, 2007, we adopted FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS No. 158). SFAS No. 158 requires an employer to recognize the funded status of the plans as an asset or liability on the balance sheet and requires any unrecognized prior service cost and actuarial gains/losses to be recognized in other comprehensive income or loss. SFAS No. 158 does not affect the company’s consolidated results of operations or cash flows. As a result of the adoption on August 31, 2007, total assets were reduced by $4,410,000, shareholders’ equity was reduced by $10,255,000, and total liabilities increased by $5,845,000.
We sponsor two defined contribution plans covering most U.S. salaried employees and certain U.S. hourly employees. Contributions are made to the plans based on a percentage of eligible amounts contributed by participating employees. We also sponsor several defined benefit plans covering certain employees. Benefits are based on years of service and employees’ compensation or stated amounts for each year of service. Our funding policy is consistent with the funding requirements of applicable regulations. At August 31, 2009 and 2008, pension assets included 160,000 shares of our common stock.
In addition to pension benefits, we provide health care and life insurance benefits for certain of our retired U.S. employees. Our policy is to fund the cost of these benefits as claims are paid.
Retirement and other post-retirement plan costs are as follows:

	Pension Benefits
	2009	2008	2007
	(In thousands)
Service costs	$2,251	$2,082	$2,805
Interest cost	10,062	9,714	10,061
Expected return on plan assets	(8,044)	(8,352)	(8,342)
FAS 88 curtailment cost	600	461	0
Amortization of prior service cost	754	759	695
Amortization of transition obligation	(31)	(21)	(52)
Recognized net actuarial losses	743	214	1,578

Net periodic benefit cost	$6,335	$4,857	$6,745

Defined contribution cost	$3,040	$3,056	$2,777

	Other Benefits
	2009	2008	2007
	(In thousands)
Service cost	$405	$392	$324
Interest cost	1,379	1,389	1,346
Net amortization	501	716	765

Net periodic benefit cost	$2,285	$2,497	$2,435

The estimated net actuarial loss and prior service cost for our defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during fiscal 2010 are $3,130,000 and $734,000, respectively.
The estimated net actuarial loss and prior service cost for our other post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during fiscal 2010 are $700,000 and $213,000, respectively.

The benefit obligation, funded status and amounts recorded in the Consolidated Balance Sheet at August 31, are as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(In thousands)
Change in benefit obligation:
Beginning of year	$175,720	$181,867	$21,780	$22,479
Service cost	2,483	2,502	405	392
Interest cost	10,389	9,600	1,379	1,389
Employee contributions	776	433	0	0
Plan amendments	0	1,376	0	0
Currency exchange rate impact	(4,173)	2,441	0	0
Actuarial losses/(gains)	14,171	(10,238)	2,138	(673)
Benefit payments	(13,669)	(12,261)	(1,994)	(1,807)

End of year	$185,697	$175,720	$23,708	$21,780

Change in plan assets:
Beginning of year	$125,416	$131,941	$0	$0
Currency exchange rate impact	(3,059)	(895)	0	0
Actual return	(9,898)	(1,499)	0	0
Company contributions	4,181	7,697	1,994	1,807
Employee contributions	776	433	0	0
Benefit payments	(13,669)	(12,261)	(1,994)	(1,807)

End of year	$103,747	$125,416	$0	$0

Funded status	$(81,950)	$(50,304)	$(23,708)	$(21,780)

Accrued benefit cost	$(81,950)	$(50,304)	$(23,708)	$(21,780)

Recorded as follows:
Accrued expenses	$(3,068)	$(3,030)	$(1,555)	$(2,014)
Other long-term liabilities	(78,882)	(47,274)	(22,153)	(19,766)

	(81,950)	(50,304)	(23,708)	(21,780)
Accumulated other comprehensive loss	48,416	17,463	8,424	6,785

	$(33,534)	$(32,841)	$(15,284)	$(14,995)

Deferred taxes on accumulated other comprehensive loss	$(17,578)	$(6,728)	$(3,201)	$(2,578)

Accumulated other comprehensive loss at August 31:
Net actuarial losses	$45,796	$14,362	$7,388	$5,537
Prior service cost	2,620	3,101	1,036	1,248
Deferred taxes	(17,578)	(6,728)	(3,201)	(2,578)

Net accumulated other comprehensive loss at August 31	$30,838	$10,735	$5,223	$4,207

Pension plans with accumulated (“ABO”) and projected (“PBO”) benefit obligations in excess of plan assets:

	2009	2008
	(In thousands)
Accumulated benefit obligation	$182,948	$173,478
Projected benefit obligation	185,697	175,720
Plan assets	103,747	125,416
In 2009 and 2008, $43,829,000 and $41,118,000, respectively, of the unfunded ABO and $46,579,000 and $43,360,000, respectively, of the unfunded PBO related to our pension plan for a German operation. Funding of pension obligations is not required in Germany.
The weighted allocations of pension plan assets at August 31, 2009 and 2008 are shown in the following table.

	2009	2008
Equity securities	65%	64%
Debt securities	34	33
Cash and cash equivalents	1	3

	100%	100%

At August 31, 2009, our target allocation percentages for plan assets were approximately 65% equity securities and 35% debt securities. The targets may be adjusted periodically to reflect current market conditions and trends as well as inflation levels, interest rates and the trend thereof, and economic and monetary policy. The objective underlying this allocation is to achieve a long-term rate of return of 5.75% above inflation.
We will use a weighted average long-term rate of return of approximately 6.60% in fiscal 2010. Expected rates of return are developed based on the target allocation of debt and equity securities and on the historical returns on these types of investments judgmentally adjusted to reflect current expectations based on historical experience of the plan’s investment managers. In evaluating future returns on equity securities, the existing portfolio is stratified to separately consider large and small capitalization investments as well as international and other types of securities.
We expect to make future benefits payments from our benefit plans as follows:

	Pension Benefits	Other Benefits
	(In thousands)
2010	$13,100	$1,600
2011	12,900	1,700
2012	12,800	1,800
2013	12,900	1,900
2014	12,900	2,000
2015-2019	62,700	10,100
The Company anticipates contributing $7,200,000 to its pension benefit plans in fiscal 2010.

The actuarial weighted average assumptions used to determine plan liabilities at August 31, are as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Weighted average assumptions:
Discount rate	5.40%	6.30%	5.75%	6.90%
Expected return on plan assets	6.60	7.70	N/A	N/A
Rate of compensation increase	2.60	3.00	N/A	N/A
Health care cost increase	N/A	N/A	8.5 – 5.0%	9.0 – 5.0%
Health care cost grading period	N/A	N/A	7 years	8 years
The actuarial weighted average assumptions used to determine plan costs are as follows (measurement date September 1):

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate	6.30%	5.90%	6.90%	6.25%
Expected return on plan assets	7.70	7.70	N/A	N/A
Rate of compensation increase	3.00	2.85	N/A	N/A
Health care cost increase	N/A	N/A	9.0 – 5.0%	9.5 – 5.0%
Health care cost grading period	N/A	N/A	8 years	9 years
The assumed health care trend rate has a significant effect on the amounts reported for health care benefits. A one-percentage point change in assumed health care rate would have the following effects:

	Increase	Decrease
	(In thousands)
Service and interest cost	$100	$(89)
Postretirement benefit obligation	1,032	(935)

NOTE 10 — INCOME TAXES
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2009	2008
	(In thousands)
Deferred tax assets and liabilities
Assets:
Postretirement obligations	$23,255	$12,814
Net operating loss carryforwards	17,720	16,349
Tax credit carryforward	8,489	6,095
Other accruals	5,774	6,772
Inventory allowances	3,963	2,802
Warranty reserve	2,024	2,238
Customer advance payments and prepaid expenses	858	1,664
Research and development costs	1,624	1,966
Goodwill and purchase assets basis differences	1,028	1,632
Other items	4,115	2,510

	68,850	54,842
Less valuation allowances	15,302	14,720

	53,548	40,122
Liabilities:
Other accruals	1,918	2,469
Fixed asset basis differences	9,704	5,477
Goodwill and purchased asset basis differences	47,595	42,712
Other items	1,447	1,116

	60,664	51,774

Net deferred tax liability	$(7,116)	$(11,652)

The tax credit carryforwards, which primarily relate to foreign tax credits, begin to expire in fiscal 2016. The primary components of the net operating loss carryforwards exist in Germany ($17,405,000 for income tax and $10,555,000 for trade tax), Italy ($3,636,000) and the Netherlands ($14,171,000). There are no expiration dates on the net operating loss carryforwards in Germany. The net operating loss carryforwards in Italy and the Netherlands begin to expire in fiscal 2010. These expiration dates, as well as our ability to generate future taxable income to utilize these carryforwards, have been considered in determining our valuation allowances.

Expense

	2009	2008	2007
	(in thousands)
Current:
U.S. federal	$8,634	$16,243	$8,654
Non-U.S.	6,634	14,803	12,562
U.S. state	325	1,110	425

	15,593	32,156	21,641

Deferred:
U.S. federal	4,531	15,282	11,777
Non-U.S.	(3,100)	(9,649)	2,438
U.S. state	388	1,310	1,010

	1,819	6,943	15,225

	$17,412	$39,099	$36,866

Tax expense included in minority interest	$641	$916	$862

Non-U.S. pretax income	$16,420	$64,735	$40,674

The following is a reconciliation of the effective income tax rate with the U.S. federal statutory income tax rate:

	2009	2008	2007
Federal statutory income tax rate	35.0%	35.0%	35.0%
Impact of change in valuation allowances on non-U.S. losses	1.1	(3.8)	0.2
Impact on U.S. taxes from repatriation of foreign earnings	(7.1)	0.6	1.7
Extraterritorial income deduction/Section 199	(1.5)	(0.6)	(0.5)
Impact from permanent items	(0.4)	0.6	0.3
Non-U.S. tax lower than U.S. tax rates	(0.8)	(1.8)	(0.6)
Tax contingencies	(0.2)	0.3	1.3
Revaluation of deferred tax accounts	0.0	0.2	3.5
Other items — net	(2.6)	(0.1)	0.5

Effective income tax rate	23.5%	30.4%	41.4%

The impact of change in valuation allowances on non-U.S. losses primarily relate to certain of our entities in Germany and the Netherlands.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which is effective for fiscal years beginning after December 15, 2006. This interpretation prescribes a framework for recognizing and measuring income tax benefits for inclusion in the financial statements and also provides guidance on derecognition, classification, interest and penalties. FIN 48 provides that an income tax benefit is recognized in the financial statements when it is more likely than not that the benefit claimed or to be claimed on an income tax return will be sustained upon examination. The amount of income tax benefit recognized is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
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

A reconciliation of the change in unrecognized tax benefits, excluding interest and penalties, is as follows:

	2009	2008
	(in thousands)
Balance at beginning of the year	$5,381	$4,897
Increases for prior year tax positions	73	113
Increases for current year tax positions	792	497
Decreases related to statute lapses	(530)	(372)
(Decreases)/increases related to exchange rate changes	(439)	246

Balance at end of the year	$5,277	$5,381

All of the balance of unrecognized tax benefits at August 31, 2009 of $6,156,000, including interest and penalties, would, if recognized, affect the effective tax rate.
To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. Accrued interest and penalties are included in the related tax liability in the consolidated balance sheet. As of September 1, 2008, the Company had total accrued interest and penalties of $0.9 million related to unrecognized tax benefits. The Company made no payments of interest and penalties in fiscal 2009, and as of August 31, 2009, has recognized a liability for interest and penalties of $0.9 million.
The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
The Company is subject to income tax in numerous jurisdictions where it operates including major operations in the United States, Canada, Germany, Italy, Switzerland, the United Kingdom and the Netherlands. The Company is open to examination in the United States from the tax year ended 2006 to present. The Company’s non-U.S. locations are generally open to examination from the tax year ended 2004 to present.
NOTE 11 — COMMON STOCK
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. Under the plan, the stock option price per share cannot be less than the fair market value per share as of the date of grant. Outstanding grants become exercisable over a three-year period. Option awards generally have 10-year contractual terms. Proceeds from the sale of stock issued under option arrangements are credited to common stock. In addition, we sponsor a stock compensation plan for non-employee directors.

Summaries of amounts issued under the stock option plans are presented in the following tables. All data reflects our 2-for-1 stock split which was effective February 28, 2008. The 2-for-1 stock split was in the form of share distribution.
Stock option activity

		Weighted-
	Stock	Average Option
	Options	Price Per Share
Outstanding at September 1, 2006	1,429,868	$12.22
Granted	83,800	16.37
Exercised	(687,336)	13.19
Canceled	(88,532)	12.61

Outstanding at August 31, 2007	737,800	11.84
Granted	111,822	12.70
Exercised	(388,198)	11.26

Outstanding at August 31, 2008	461,424	16.52
Granted	153,187	21.35
Exercised	(34,462)	11.67
Canceled	(27,807)	24.27

Outstanding at August 31, 2009	552,342	$17.77

Exercisable stock options at year-end
2007		568,268
2008		252,805
2009		318,157

Shares available for grant at year-end
2007		1,912,730
2008		1,740,362
2009		1,543,323
Components of outstanding stock options at August 31, 2009

		Weighted-
Range of		Average	Weighted-	Intrinsic
Exercise	Number	Contract Life	Average	Value
Price	Outstanding	in Years	Exercise Price	(In thousands)
$7.69 – 11.00	159,000	5.37	$10.62	$2,004
11.50 – 31.02	393,342	7.12	20.66	1,007

$7.69 – 31.02	552,342	6.62	$17.77	$3,011

Components of exercisable stock options at August 31, 2009

		Weighted-
Range of		Average	Weighted-	Intrinsic
Exercise	Number	Contract Life	Average	Value
Price	Exercisable	in Years	Exercise Price	(In thousands)
$7.69 – 11.00	159,000	5.37	$10.62	$2,004
11.50 – 29.73	159,157	4.93	16.57	1,058

$7.69 – 29.73	318,157	5.15	$13.60	$3,062

The total intrinsic value of options exercised during fiscal 2009, 2008, and 2007 was $398,000, $12,649,000 and $9,629,000, respectively.

Under our 2008 and 2009 long-term incentive stock plans, selected participants received performance share awards. The performance shares earned range from 50% to 150% of the target award based on earnings per share and return on net assets. The performance shares are earned at the end of one year, but are only issued as common shares to the participant if the participant continues in our employment for two more years. Under our previous long-term incentive stock plan, selected participants received awards which converted into a variable number of restricted shares based on absolute measures based on earnings per share and return on net assets. The restricted shares earned ranged from 50% to 200% of the target award. Restricted shares earned were issued to the participants at the end of the three-year measurement period and were subject to forfeit if the participant left our employment within the following one to two years.
For the performance period ended August 31, 2009, a value of $1,501,000 performance shares were earned ($1,745,000 and $864,000 in fiscal 2008 and fiscal 2007, respectively).
As of August 31, 2009 we had $2,523,000 of compensation expense not yet recognized related to nonvested stock awards. The weighted-average period that this compensation cost will be recognized is eighteen months.
Total after tax compensation expense included in net income for all stock based awards was $2,146,000, $2,100,000 and $1,797,000 for fiscal years 2009, 2008 and 2007, respectively.
NOTE 12 — SHARE REPURCHASE PROGRAM
On October 27, 2008, we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares (the “Program”). Repurchases under the Program have and will generally be made in the open market or in privately negotiated transactions not exceeding prevailing market prices, subject to regulatory considerations and market conditions, and have and will be funded from the Company’s available cash and credit facilities. In the first quarter of fiscal 2009, we acquired approximately 2.0 million of our outstanding common shares for $39.1 million under the Program, which were accounted for as treasury shares.
NOTE 13 — NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share: *

	2009	2008	2007
	(In thousands, except per share data)
Numerator:
Net income	$55,364	$87,402	$50,705

Denominator:
Basic weighted average shares	33,227	34,524	34,050
Effect of dilutive options and restricted shares:	34	194	162

Diluted shares	33,261	34,718	34,212

Net income per share:
Basic	$1.67	$2.53	$1.49
Diluted	$1.66	$2.52	$1.48

*	Adjusted for 2-for-1 stock split of our shares in fiscal 2008.
At August 31, 2009, 245,500 stock options outstanding were antidilutive and excluded from the computation of dilutive earnings per share. There were no anti-dilutive stock options at August 31, 2008 and 2007.

NOTE 14 — BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
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
Romaco. Our Romaco business segment designs, manufactures and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutriceutical, food and cosmetics industries. Packaging applications include dosing; filling and sealing of vials, capsules, tubes, bottles and blisters; tablet counting and packaging for bottles; blister and powder packaging for various products including tablets and powder; customized packaging; as well as secondary processing for sauces and semi solids. Primary brands are Noack®, Siebler®, FrymaKoruma®, Macofar®. and Promatic®.
We evaluate performance and allocate resources based on income before interest, income taxes and minority interest (“EBIT”). Identifiable assets by business segment include all assets directly identified with those operations. Corporate assets consist mostly of cash and intangible assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that we account for U.S. inventory on a FIFO basis at the segment level compared with a LIFO basis at the consolidated level.

The following tables provide information about our reportable business segments. There were no intersegment sales in 2009, 2008 and 2007.

	2009	2008		2007
	(In thousands)
Unaffiliated Customer Sales:
Fluid Management	$268,761	$322,868		$292,283
Process Solutions	258,584	313,604		273,890
Romaco	113,013	150,696		129,220

Total	$640,358	$787,168		$695,393

Depreciation and Amortization:
Fluid Management	$7,117	$6,993		$7,376
Process Solutions	6,639	6,753		6,224
Romaco	2,013	1,869		2,090
Corporate and Eliminations	457	634		934

Total	$16,226	$16,249		$16,624

Income Before Interest, Income Taxes and Minority Interest (EBIT):
Fluid Management	$69,139	$91,319		$76,973
Process Solutions	19,418	37,570	(1)	31,941	(1)
Romaco	2,292	20,603	(2)	2,612	(2)
Corporate and Eliminations	(16,481)	(18,828)		(17,244)

Total	$74,368	$130,664		$94,282

Identifiable Assets:
Fluid Management	$248,575	$270,331		$252,980
Process Solutions	348,062	373,545		359,453
Romaco	98,335	111,610		101,777
Corporate and Eliminations	101,882	109,231		101,933

Total	$796,854	$864,717		$816,143

Capital Expenditures:
Fluid Management	$11,613	$13,204		$8,373
Process Solutions	3,716	9,680		4,209
Romaco	2,790	1,505		960
Corporate and Eliminations	(425)	(2,275)		2,994

Total	$17,694	$22,114		$16,536

(1)	Fiscal 2008 includes gain of $835,000 related to the disposition of facilities, and fiscal 2007 includes a gain of $5,036,000, related to the disposition of facilities and product lines.

(2)	Includes costs of $1,818,000 in fiscal year 2007 related to the restructuring of our Romaco segment. Fiscal years 2008 and 2007 include gains of $6,796,000 and $243,000, respectively, on product line and facility dispositions.

Information about our operations in different geographical regions is presented below. Our primary operations are in the U.S., Europe and Asia. Sales are attributed to countries based on the location of the customer.

	2009	2008	2007
	(In thousands)
Sales
United States	$241,354	$304,100	$280,645
Europe	171,457	215,133	185,168
Other North America	59,715	81,738	67,165
Asia	107,836	111,108	100,263
South America	28,402	36,207	40,541
Other	31,594	38,882	21,611

	$640,358	$787,168	$695,393

Tangible Assets
United States	$128,091	$145,789	$132,229
Europe	171,905	186,100	178,789
Other North America	25,179	27,915	32,889
South America	20,429	21,461	17,949
Asia and Australia	63,053	75,907	61,818
Corporate	114,721	121,786	114,047

	$523,378	$578,958	$537,721

NOTE 15 — QUARTERLY DATA (UNAUDITED)
Earnings per share for each quarter and the year are calculated individually and may not add to the total for the year.

	2009 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Sales	$177,971	$163,825	$143,375	$155,187	$640,358
Gross profit	67,976	56,776	49,793	49,952	224,497
EBIT	26,394	20,835	12,395	14,744	74,368
Income before income taxes and minority interest	26,341	20,745	12,296	14,604	73,986
Net income	17,208	15,063	10,286	12,807	55,364
Net income per share:
Basic	$0.50	$0.46	$0.31	$0.39	$1.67
Diluted	0.50	0.46	0.31	0.39	1.66
Weighted average common shares:
Basic	34,429	32,802	32,829	32,853	33,227
Diluted	34,465	32,804	32,845	32,941	33,261

	2008 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)
Sales	$173,536	$184,932	$200,946	$227,754	$787,168
Gross profit	62,862	66,235	76,824	84,341	290,262
EBIT	23,221	26,221	40,160	41,062	130,664
Income before income taxes and minority interest	22,494	25,442	39,903	40,794	128,633
Net income	13,938	16,337	26,495	30,632	87,402
Net income per share:
Basic	$0.41	$0.47	$0.77	$0.88	$2.53
Diluted	0.40	0.47	0.76	0.88	2.52
Weighted average common shares:
Basic	34,370	34,488	34,548	34,685	34,524
Diluted	34,642	34,620	34,650	34,836	34,718
On January 9, 2008, we declared a 2-for-1 stock split of our common shares effected in the form of a share distribution. The record date for this stock split was February 4, 2008, and the additional shares were issued on February 28, 2008. All share and per share information has been adjusted to reflect this stock split.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of August 31, 2009. Based upon this evaluation, our CEO and CFO have concluded that the design and operation of our disclosure controls and procedures were effective as of August 31, 2009.
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
Management assessed our internal control over financial reporting as of August 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2009. Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report, which is included at Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
Information Concerning Directors and Executive Officers
The information required by this item relating to directors and executive officers of the Company, the Company’s Audit Committee and Section 16(a) Compliance is incorporated herein by reference to that part of the information under “Election of Directors,” “Security Ownership” and “Section 16 Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on January 6, 2010. Certain information concerning executive officers of the Company appears under “Executive Officers of the Registrant” at Part I of this Report.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on January 6, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding our equity compensation plans as of August 31, 2009:

(c)
Number of
Common Shares
		(b)	Remaining
	(a)	Weighted-	Available for
	Number of Common	Average	Future Issuance
	Shares to	Exercise Price	Under Equity
	be issued Upon	of	Compensation
	Exercise of	Outstanding	Plans (excluding
	Outstanding	Options,	securities
	Options,	Warrants, and	reflected in
Plan Category	Warrants, and Rights	Rights	column (a))
Equity compensation plans approved by shareholders(1,2)	552,342	$17.77	1,543,323

Equity compensation plans not approved by shareholders	0	0	0

Total	552,342	$17.77	1,543,323

(1)	Includes outstanding options under (i) our 1994 Long-Term Incentive Stock Plan, 1995 Stock Option Plan for Non-Employee Directors, and 1999 Long-Term Incentive Plan, all of which have terminated as to future awards, and (ii) our 2004 Stock Incentive Plan.

(2)	All shares listed in Column (c) are available for future awards under our 2004 Stock Incentive Plan. Awards may be comprised of options, restricted shares, performance shares, share awards or share unit awards upon such terms as the Compensation Committee of the Board determines at the time of grant that are consistent with the express terms of the plan.
The other information required by this Item 12 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on January 6, 2010.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on January 6, 2010.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders on January 6, 2010.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1)	FINANCIAL STATEMENTS

The following consolidated financial statements of Robbins & Myers, Inc. and its subsidiaries are at Item 8 hereof.

Consolidated Balance Sheet — August 31, 2009 and 2008.

Consolidated Statement of Income — Years ended August 31, 2009, 2008 and 2007.

Consolidated Shareholders’ Equity Statement — Years ended August 31, 2009, 2008 and 2007.

Consolidated Cash Flow Statement — Years ended August 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements.

(a) (2)	FINANCIAL STATEMENT SCHEDULE Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.
(a) (3)	EXHIBITS. See INDEX to EXHIBITS.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Robbins & Myers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of October, 2009.

ROBBINS & MYERS, INC.

BY	/s/ Peter C. Wallace

Peter C. Wallace President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Robbins & Myers, Inc. and in the capacities and on the date indicated:

NAME	TITLE	DATE

/s/ Peter C. Wallace	Director, President and	October 26, 2009

Peter C. Wallace	Chief Executive Officer

/s/ Christopher M. Hix	Vice President and Chief	October 26, 2009

Christopher M. Hix	Financial Officer (Principal Financial Officer)

/s/ Kevin J. Brown	Corporate Controller	October 26, 2009

Kevin J. Brown	(Principal Accounting Officer)

*Thomas P. Loftis	Chairman Of Board	October 26, 2009
*David T. Gibbons	Director	October 26, 2009
*Richard J. Giromini	Director	October 26, 2009
*Stephen F. Kirk	Director	October 26, 2009
*Andrew G. Lampereur	Director	October 26, 2009
*Dale L. Medford	Director	October 26, 2009
*Albert J. Neupaver	Director	October 26, 2009

*	The undersigned, by signing his name hereto, executes this Report on Form 10-K for the year ended August 31, 2009 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.

/s/ Peter C. Wallace

Peter C. Wallace Their Attorney-in-fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to
	Beginning	Costs and	Other-	Deductions-		Balance at
Description	of Period	Expenses	Describe (8)	Describe		End of Period
	(in thousands)
Year Ended August 31, 2009
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$7,695	$1,196	$(299)	$1,122	(2)	$7,470
Inventory obsolescence	15,309	6,312	(534)	2,762	(3)	18,325
Deferred tax asset valuation allowance	14,720	1,477	(233)	662	(4)	15,302
Other reserves:
Warranty claims	7,853	2,750	(95)	3,287	(5)	7,221
Current & L-T insurance reserves	1,311	1,254	0	1,045	(6)	1,520

Year Ended August 31, 2008
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$6,189	$1,790	$333 (1)	$617	(2)	$7,695
Inventory obsolescence	14,137	1,791	430	1,049	(3)	15,309
Deferred tax asset valuation allowance	19,140	969	469	5,858	(4)	14,720
Other reserves:
Warranty claims	7,922	1,851	53	1,973	(5)	7,853
Current & L-T insurance reserves	1,663	801	0	1,153	(6)	1,311
Restructuring reserves	258	0	0	258	(7)	0

Year Ended August 31, 2007
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$6,860	$2,455	$279	$3,405	(2)	$6,189
Inventory obsolescence	17,583	2,156	566	6,168	(3)	14,137
Deferred tax asset valuation allowance	23,151	1,421	1,238	6,670	(4)	19,140
Other reserves:
Warranty claims	7,605	2,188	128	1,999	(5)	7,922
Current & L-T insurance reserves	1,741	871	0	949	(6)	1,663
Restructuring reserves	1,755	0	94	1,591	(7)	258

Note (1)	Includes impact from acquisition of Mavag in fiscal 2008 of $250,000.

Note (2)	Represents accounts receivable written off against the reserve, and impact from dispositions of $981,000 in fiscal 2007.

Note (3)	Inventory items scrapped and written off against the reserve, and impact from dispositions of $2,484,000 in fiscal 2007.

Note (4)	Impact of valuation allowance release and changes in tax rates.

Note (5)	Warranty cost incurred applied against the reserve, and impact from dispositions of $91,000 in fiscal 2007.

Note (6)	Spending against casualty reserve.

Note (7)	Spending against restructure reserve.

Note (8)	Includes impact of exchange rates, and for fiscal 2008, allowance for doubtful accounts of acquired business.

          INDEX TO EXHIBITS

(3)	ARTICLES OF INCORPORATION AND BY-LAWS:

	3.1	Amended Articles of Incorporation of Robbins & Myers, Inc was filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the Quarter ended February 29, 2008	*

	3.2	Code of Regulations of Robbins & Myers, Inc. was filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the Quarter ended February 28, 2007	*

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

	4.1	Fifth Amended and Restated Credit Agreement dated December 19, 2006 among Robbins & Myers, Inc., Robbins & Myers Finance Europe B.V., the Lenders named in the amended agreement and JP Morgan Chase Bank, N.A. as Administrative Agent and Issuing Bank was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 22, 2006	*

	4.2	Amended and Restated Pledge and Security Agreement between Robbins & Myers, Inc. and Bank One, Dayton, N.A., dated May 15, 1998, was filed as Exhibit 4.2 to our Report on Form 10-K for the year ended August 31, 2003	*

	4.3	Form of $100 million senior note agreement dated May 1, 1998 was filed as Exhibit 10.1 to our Report on Form 10-Q for the quarter ended May 31, 1998	*

	4.4	Registration Agreement, dated August 7, 2008, between Robbins & Myers, Inc. and M.H.M & Co., Ltd. was filed as Exhibit 4.3 to our Registration Statement on Form S-3ASR (File No. 333-152874)	*

(10)	MATERIAL CONTRACTS:

	10.1	Robbins & Myers, Inc. Cash Balance Pension Plan (As Amended and Restated Effective as of October 1, 1999) was filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended August 31, 2001	*/M

	10.2	Third Amendment to the Robbins & Myers, Inc. Cash Balance Pension Plan, dated October 31, 2005 was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2005	*/M

	10.3	Robbins & Myers, Inc. Employee Savings Plan as amended through August 31, 2000 was filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended August 31, 2000	*/M

	10.4	Robbins & Myers, Inc. Executive Supplemental Retirement Plan as amended through October 5, 2007 was filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended August 31, 2007	*/M

	10.5	Robbins & Myers, Inc. Executive Supplemental Pension Plan as amended through October 5, 2007 was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2007	*/M

10.6	Form of Indemnification Agreement between Robbins & Myers, Inc., and each director was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2001	*/M

10.7	Robbins & Myers, Inc. 1994 Directors Stock Compensation Plan was filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended August 31, 2001	*/M

10.8	Robbins & Myers, Inc. 1994 Long-Term Incentive Stock Plan as amended was filed as Exhibit 10.10 to our Report on Form 10-K for the year ended August 31, 1996	*/M

10.9	Robbins & Myers, Inc. 1995 Stock Option Plan for Non-Employee Directors was filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-00293)	*/M

10.10	Robbins & Myers, Inc. Senior Executive Annual Cash Bonus Plan as amended through January 9, 2008 was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the Quarter ended February 29, 2008	*/M

10.11	Robbins & Myers, Inc. 1999 Long-Term Incentive Stock Plan was filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-35856)	*/M

10.12	Robbins & Myers, Inc. 2004 Stock Incentive Plan as amended through October 6, 2009	F/M

10.13	Letter Agreement between Robbins & Myers, Inc. and Christopher M. Hix, dated July 17, 2006 was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2006	*/M

10.14	Employment Agreement between Robbins & Myers, Inc. and Peter C. Wallace as amended through October 6, 2009	F/M

10.15	Form of Executive Officer Change of Control Agreement as amended through October 5, 2007 entered into with each of Kevin J. Brown, Jeffrey L. Halsey, Christopher M. Hix, and Saeid Rahimian was filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended August 31, 2007	*/M

10.16	2006 Executive Supplemental Retirement Plan, effective August 31, 2006, and as amended through October 5, 2007 was filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended August 31, 2007	*/M

10.17	Asset and Share Purchase Agreement, dated February 28, 2006, among Robbins & Myers, Inc., Romaco International B.V., and Romaco Pharmatechnik GmbH and Coesia, S.p.A. was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 3, 2006	*

10.18	Form of Option Award Agreement under Robbins & Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 5, 2007 was filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended August 31, 2007	*/M

10.19	Form of Award Agreement for Restricted Share Award under Robbins & Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 5, 2007 was filed as Exhibit 10.19 to our Annual Report on Form 10-K for the year ended August 31, 2007	*/M

	10.20	Form of Award Agreement for Performance Share Award under Robbins & Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 6, 2009	F/M

	10.21	Form of Award Agreement for Restricted Share Unit Award under Robbins & Myers, Inc. 2004 Stock Incentive Plan approved by the Compensation Committee of Board of Directors of Robbins & Myers, Inc. on October 6, 2009	F/M

	10.22	Severance Agreement and Release of Claims, dated April 6, 2009, between Robbins & Myers, Inc. and Gary L. Brewer, was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 9, 2009	*/M

(14)	CODE OF CONDUCT

	14.1	Robbins & Myers, Inc. Code of Business Conduct was filed as Exhibit 14.1 to our Report on Form 10-K for the year ended August 31, 2006	*

(21)	SUBSIDIARIES OF THE REGISTRANT

	21.1	Subsidiaries of Robbins & Myers, Inc.	F

(23)	CONSENTS OF EXPERTS AND COUNSEL

	23.1	Consent of Ernst & Young LLP	F

(24)	POWER OF ATTORNEY

	24.1	Powers of Attorney of any person who signed this Report on Form 10-K on behalf of another pursuant to a Power of attorney	F

(31)	RULE 13A—14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	F

	31.2	Rule 13a-14(a) CFO Certification	F

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	F

	32.2	Section 1350 CFO Certification	F

“F”	Indicates Exhibit is being filed with this Report.

“*”	Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission. Unless otherwise indicated, all incorporated items are incorporated from SEC File No. 000-288 and 001-13651.

“R”	Instrument with respect to indebtedness that does not exceed 10% of the Company’s total assets which is not being filed, but will be furnished to the Commission upon its request.

“M”	Indicates management contract or compensatory arrangement.