Form 10-Q
period 2009-11-30
ROBBINS & MYERS INC
filed 2010-01-07
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2009                                               File Number 001-13651
Robbins & Myers, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Plum Street, Suite 260, Dayton, Ohio	45440

(Address of principal executive offices)	(Zip Code)

(937) 458-6600

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
Common shares, without par value, outstanding as of November 30, 2009: 32,915,562

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	November 30,	August 31,
	2009	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$119,110	$108,169
Accounts receivable	111,642	114,191
Inventories:
Finished products	35,766	33,034
Work in process	40,420	37,984
Raw materials	33,073	34,754

	109,259	105,772
Other current assets	10,139	11,573
Deferred taxes	11,411	12,519

Total Current Assets	361,561	352,224
Goodwill	273,625	267,687
Other Intangible Assets	6,058	5,789
Deferred Taxes	26,827	26,477
Other Assets	8,652	9,490
Property, Plant and Equipment	310,688	303,448
Less accumulated depreciation	(174,374)	(168,261)

	136,314	135,187

TOTAL ASSETS	$813,037	$796,854

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$46,644	$55,918
Accrued expenses	73,199	68,059
Current portion of long-term debt	31,666	30,194

Total Current Liabilities	151,509	154,171
Long-Term Debt—Less Current Portion	277	265
Deferred Taxes	44,410	44,194
Other Long-Term Liabilities	118,472	115,113
Robbins & Myers, Inc. Shareholders’ Equity:
Common stock	151,288	150,344
Retained earnings	349,246	344,530
Accumulated other comprehensive loss	(16,758)	(25,923)

Total Robbins & Myers, Inc. Shareholders’ Equity	483,776	468,951
Noncontrolling Interest	14,593	14,160

Total Equity	498,369	483,111

TOTAL LIABILITIES AND EQUITY	$813,037	$796,854

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	November 30,
	2009	2008
Net sales	$129,413	$177,971
Cost of sales	86,379	109,995

Gross profit	43,034	67,976
Selling, general & administrative expenses	33,298	41,582

Income before interest and income taxes	9,736	26,394
Interest expense, net	143	53

Income before income taxes	9,593	26,341
Income tax expense	3,367	8,957

Net income including noncontrolling interest	6,226	17,384
Less: Net income attributable to noncontrolling interest	196	176

Net income attributable to Robbins & Myers, Inc.	$6,030	$17,208

Net income per share:
Basic	$0.18	$0.50

Diluted	$0.18	$0.50

Weighted average common shares outstanding:
Basic	32,872	34,429

Diluted	32,911	34,465

Dividends per share:
Declared	$0.0400	$0.0375

Paid	$0.0400	$0.0375

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	November 30,
	2009	2008
Operating Activities:
Net income including noncontrolling interest	$6,226	$17,384
Adjustments to reconcile net income to net cash and cash equivalents provided (used) by operating activities:
Depreciation	3,972	3,718
Amortization	222	375
Stock compensation expense	835	782
Changes in operating assets and liabilities:
Accounts receivable	5,149	9,895
Inventories	(887)	(16,926)
Accounts payable	(10,874)	(12,395)
Accrued expenses	2,486	(6,707)
Other	4,161	3,576

Net Cash and Cash Equivalents Provided (Used) by Operating Activities	11,290	(298)

Investing Activities:
Capital expenditures, net of nominal disposals	(2,182)	(3,377)

Net Cash and Cash Equivalents Used by Investing Activities	(2,182)	(3,377)

Financing Activities:
Proceeds from debt borrowings	2,857	1,602
Repayments of long-term debt	(1,571)	(2,584)
Net proceeds from issuance of common stock, including stock tax benefits	111	571
Share buyback program	0	(39,114)
Dividends paid	(1,314)	(1,302)

Net Cash and Cash Equivalents Provided (Used) by Financing Activities	83	(40,827)
Exchange Rate Impact on Cash	1,750	(4,566)

Increase (Decrease) in Cash and Cash Equivalents	10,941	(49,068)
Cash and Cash Equivalents at Beginning of Period	108,169	123,405

Cash and Cash Equivalents at End of Period	$119,110	$74,337

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)
NOTE 1—Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“Company”, “we”, “our” or “us”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of November 30, 2009 and August 31, 2009, and the results of our operations and cash flows for the three month periods ended November 30, 2009 and 2008. The results of operations for any interim period are not necessarily indicative of results for the full year.
Beginning with the first quarter of fiscal 2010, we realigned our business segment reporting structure as a result of organizational, management and operational changes implemented in the first quarter of fiscal 2010. Our Chemineer brand is now included in our Fluid Management segment, instead of the Process Solutions segment where it was previously reported. The Fluid Management segment is now comprised of R&M Energy Systems, Moyno, Chemineer and Tarby brands. The Process Solutions segment is now comprised of Pfaudler, Tycon-Technoglass, and Edlon brands. The Romaco segment is unchanged and includes Noack, Siebler, FrymaKoruma, Macofar and Promatic brands. All intercompany transactions have been eliminated.
While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2009. A summary of our significant accounting policies is presented therein on page 30. There have been no material changes in the accounting policies followed by us during fiscal year 2010 other than the adoption of new accounting standards related to noncontrolling interests in consolidated financial statements. Certain amounts presented in the prior period financial statements have been reclassified to conform to our current year presentation and to reflect the segment realignment discussed above.
We have evaluated subsequent events through the date the consolidated financial statements were issued, which was January 7, 2010.
NOTE 2—Goodwill and Other Intangible Assets
As discussed in Note 1 above, the Company made certain changes to its business segments effective in the first quarter of fiscal 2010. This resulted in a $45.0 million reclassification of goodwill from the Process Solutions segment to the Fluid Management segment. Changes in the carrying amount of goodwill for the three month period ended November 30, 2009, by operating segment, are as follows:

	Process	Fluid
	Solutions	Mgmt.	Romaco
	Segment	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2009	$149,578	$106,189	$11,920	$267,687
Chemineer goodwill reclassification	(45,000)	45,000	0	0
Translation adjustments	4,596	802	540	5,938

Balance as of November 30, 2009	$109,174	$151,991	$12,460	$273,625

Information regarding our other intangible assets is as follows:

	As of November 30, 2009			As of August 31, 2009
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and Trademarks	$11,966	$8,267	$3,699	$11,661	$8,138	$3,523
Non-compete Agreements	9,117	7,676	1,441	8,998	7,622	1,376
Financing Costs	9,673	9,169	504	9,631	9,145	486
Other	5,626	5,212	414	5,601	5,197	404

Total	$36,382	$30,324	$6,058	$35,891	$30,102	$5,789

The amortization expense for the three months ended November 30, 2009 was $222,000. We estimate that the amortization expense will be approximately $700,000 for the remainder of fiscal 2010 and $900,000 for each of the next five years beginning fiscal 2011. The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from the estimated amounts due to changes in foreign currency exchange rates, impairment of intangible assets, intangible asset acquisitions, accelerated amortization of intangible assets and other events.
NOTE 3—Net Income per Share

	Three Months Ended
	November 30,
	2009	2008
	(In thousands, except per
	share amounts)
Numerator:
Net income attributable to Robbins & Myers, Inc.	$6,030	$17,208

Denominator:
Basic weighted average shares	32,872	34,429
Effect of dilutive options and restricted shares/units	39	36

Diluted weighted average shares	32,911	34,465

Basic net income per share	$0.18	$0.50

Diluted net income per share	$0.18	$0.50

As of November 30, 2009 and 2008; 230,000 and 107,000, respectively, of stock options outstanding were antidilutive and excluded from the computation of diluted net income per share.

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
Changes in our product warranty liability during the period are as follows:

Three Months Ended
November 30, 2009
(In thousands)
Balance at beginning of the period	$7,221
Warranty expense	471
Deductions / payments	(580)
Translation adjustment impact	95

Balance at end of the period	$7,207

NOTE 5—Long-Term Debt

November 30, 2009
(In thousands)
Senior debt:
Revolving credit loan	$0
Senior notes	30,000
Other	1,943

Total debt	31,943
Less current portion	31,666

Long-term debt	$277

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150,000,000 and includes a $100,000,000 expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement and the Senior Notes, discussed below, is unsecured except for the pledge of the stock of our U.S. subsidiaries and approximately two-thirds of the stock of certain non-U.S. subsidiaries. We have $25,352,000 of standby letters of credit outstanding at November 30, 2009. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement we have $124,648,000 of unused borrowing capacity.
We have $30,000,000 of Senior Notes (“Senior Notes”) outstanding with an interest rate of 6.84%, due May 1, 2010 which therefore are classified as a current liability at November 30, 2009.
The Agreement and Senior Notes contain certain restrictive covenants including limitations on indebtedness, asset sales, sales and lease backs, and cash dividends as well as financial covenants relating to interest coverage, leverage and net worth. As of November 30, 2009, we are in compliance with these covenants.

NOTE 6 — Retirement Benefits
Retirement and other postretirement plan costs are as follows:

	Three Months Ended
	November 30,
Pension Benefits	2009	2008
	(In thousands)
Service cost	$692	$642
Interest cost	2,470	2,630
Expected return on plan assets	(1,692)	(2,131)
Amortization of transition (asset)/obligation	(9)	(8)
Amortization of prior service cost	182	188
Amortization of unrecognized losses	797	148
Settlement expense	0	113

Net periodic benefit cost	$2,440	$1,582

	Three Months Ended
	November 30,
Other Postretirement Benefits	2009	2008
	(In thousands)
Service cost	$155	$121
Interest cost	345	449
Amortization of prior service cost	53	53
Amortization of unrecognized losses	72	175

Net periodic benefit cost	$625	$798

NOTE 7—Income Taxes
The effective tax rate was 35.1% for the first quarter of fiscal 2010 and 34.0% for the first quarter of fiscal 2009.
The balance of unrecognized tax benefits, including interest and penalties, as of November 30, 2009 and August 31, 2009 was $6.4 million and $6.2 million, respectively, all of which would affect the effective tax rate if recognized in future periods.
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

NOTE 8—Comprehensive Income (Loss)

	Three Months Ended
	November 30,
	2009	2008
	(In thousands)
Net income including noncontrolling interest	$6,226	$17,384
Other comprehensive income (loss):
Foreign currency translation	9,509	(43,093)

Comprehensive income (loss)	15,735	(25,709)
Comprehensive (income) loss attributable to noncontrolling interest	(540)	578

Comprehensive income (loss) attributable to Robbins & Myers, Inc.	$15,195	$(25,131)

NOTE 9—Stock Compensation
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. Under the plan, the stock option price per share may not be less than the fair market value per share as of the date of grant. Outstanding grants become exercisable over a three-year period. In addition, we sponsor a long term incentive plan for selected participants who earn performance share awards on varying target levels, based on earnings per share and return on net assets. As of November 30, 2009 we had $4,942,000 of compensation expense not yet recognized related to nonvested stock awards. The weighted average period over which this compensation cost will be recognized is 22 months. There were no stock options exercised in the first quarter of fiscal 2010, and 13,000 shares were exercised in the first quarter of fiscal 2009.
Total stock compensation expense for all stock based awards for the first quarter of fiscal 2010 and 2009 was $835,000 ($543,000 after tax) and $782,000 ($508,000 after tax), respectively.

NOTE 10—Business Segments
The following tables present information about our reportable business segments. As discussed in Note 1 to the Consolidated Condensed Financial Statements, effective in the first quarter of fiscal 2010, the Company realigned its business segment reporting structure as a result of organizational, management and operational changes. Our Chemineer brand is now included in our Fluid Management segment, instead of the Process Solutions segment where it was previously reported. The financial information presented herein reflects the impact of this change for all periods presented. Inter-segment sales were not material and were eliminated at the consolidated level.

	Three Months Ended
	November 30,
	2009	2008
	(In thousands)
Unaffiliated Customer Sales:
Fluid Management	$68,188	$100,530
Process Solutions	43,533	54,024
Romaco	17,692	23,417

Total	$129,413	$177,971

Income Before Interest and Taxes (“EBIT”):
Fluid Management	$16,734	$28,224
Process Solutions	(1,651)	3,285
Romaco	(758)	(1,443)
Corporate and Eliminations	(4,589)	(3,672)

Total	$9,736	$26,394

	Nov. 30,	Aug. 31,
	2009	2009
	(In thousands)
Identifiable Assets:
Fluid Management	$320,712	$327,491
Process Solutions	268,504	269,146
Romaco	101,577	98,335
Corporate and Eliminations	122,244	101,882

Total	$813,037	$796,854

NOTE 11— Share Repurchase Program
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

NOTE 12 — New Accounting Pronouncements
In June 2009, the FASB issued a standard that established the FASB Accounting Standards Codification™ (“ASC”) which amended the hierarchy of generally accepted accounting principles (“GAAP”) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates. The ASC was effective for the Company on September 1, 2009. This standard did not have an impact on our consolidated financial statements.
In September 2006, the FASB issued an accounting standard codified in ASC 820, “Fair Value Measurements and Disclosures.” This standard established a single definition of fair value and framework for measuring fair value, set out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and required disclosures of assets and liabilities measured at fair value based on their level of hierarchy. We adopted this standard as amended on September 1, 2008 on a prospective basis. An amendment to ASC 820 deferred the elective date for one year with respect to nonfinancial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a non- recurring basis. We adopted the amendment to the fair value measuring standard prospectively on September 1, 2009, see Note 13.
In December 2007, the FASB issued and, in April 2009, amended a new business combination standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. This standard was effective for us on September 1, 2009. The standard had no immediate impact on our consolidated financial statements but could affect our financial position and results of operations depending on future acquisitions.
In December 2007, the FASB issued a new standard which established the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. This standard requires all entities to report NCIs (previously reported as minority interests) in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. This standard also requires any acquisitions or dispositions of NCIs that do not result in a change of control to be accounted for as equity transactions. Further, it requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The standard was effective for us on September 1, 2009. Provisions of this standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, we retroactively reclassified the “Minority Interest” balance reported in the liabilities section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption of this standard also impacted certain captions identifying net income including NCI and net income attributable to Robbins & Myers, Inc. Additional disclosures required by this standard are also included in Note 8. The adoption of this standard did not have a material impact on our consolidated financial statements.
In April 2008, the FASB issued an accounting standard which amended the list of factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under ASC 350, “Intangibles-Goodwill and Other”. The new standard applies to intangible assets that are acquired individually or with a group of other assets as well as intangible assets acquired in business combinations and asset acquisitions. Under this standard, entities estimating the useful life of a recognized intangible asset must consider the historical experience in renewing or extending similar arrangements, or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This standard was effective for the Company on September 1, 2009 and required certain additional disclosures (included in Note 2 above) and application to useful life estimates prospectively for intangible assets acquired after August 31, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued an accounting standard which provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The disclosures required by the standard include a description of how investment allocation decisions are made, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this standard requires disclosures similar to those required for fair value measurements and disclosures under ASC 820 with respect to fair value of plan assets, such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in hierarchy of the source of information used to determine their value (see Note 13). The disclosures under this standard are required for annual periods ending after December 15, 2009. We are currently evaluating the requirements of these additional disclosures.
In April 2009, the FASB issued a new standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. This standard was effective for the Company on September 1, 2009 on a prospective basis. The additional disclosures required by this standard are included in Note 13.
NOTE 13 — Fair Value Measurements
In September 2006, the FASB issued an accounting standard, codified in ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted this standard on September 1, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually).
In February 2008, the FASB deferred the effective date for certain nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted the remaining provisions of this fair value measurement standard related to nonfinancial assets and liabilities, including goodwill and intangibles, prospectively on September 1, 2009.
The following table summarizes the bases used to measure certain financial assets at fair value on a recurring basis as of November 30, 2009 (in thousands):

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	November 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$119,110	$119,110	$0	$0

Total assets at fair value	$119,110	$119,110	$0	$0

(1)	Our cash and cash equivalents primarily consist of cash in banks, commercial paper and overnight investments in highly rated financial institutions.
Non-Financial Assets and Liabilities at Fair value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At November 30, 2009, no fair value adjustments or fair value measurements were required for nonfinancial assets or liabilities.

Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short term debt approximate their carrying values because of the short term nature of these instruments. The fair value of long term debt equals its carrying value as it is predominantly at a variable rate.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Overview
We are a leading designer, manufacturer and marketer of engineered, application-critical equipment and systems for the energy, industrial, chemical and pharmaceutical markets worldwide. We attribute our success to our close and continuing interaction with customers; innovative products; our manufacturing, sourcing and application engineering expertise; competitive cost structure and our ability to serve and support customers globally. We attempt to continually develop initiatives to improve our performance in these key areas. Since mid calendar year 2009, demand for most of our products slowed due to lower oil and natural gas prices as well as the worldwide economic downturn, which affected our operating results. We responded to these challenging business conditions by cutting costs and initiating restructuring programs which are intended to reduce manufacturing capacity while increasing utilization, standardizing product offerings to allow greater utilization of our lower cost manufacturing capacities, leveraging functional resources, and further integrating our business activities. We expect to continue our restructuring and other permanent cost cutting measures in fiscal 2010. Order levels for our products that serve our energy, industrial and certain of our pharmaceutical markets showed modest increases as compared with the fourth quarter of fiscal 2009.
With approximately 62% of our sales outside the United States, we were favorably impacted by foreign currency translation in the first quarter of fiscal 2010 due to the U.S. dollar weakening relative to our other principal operating currencies. Additionally, the assets and liabilities of our foreign operations are translated at the exchange rates in effect at the balance sheet date, with related gains or losses reported as a separate component of shareholders’ equity. In the first quarter of fiscal 2010, foreign currency immaterially impacted our financial condition, results of operations and cash flows.
Our business consists of three market focused segments: Fluid Management, Process Solutions and Romaco. Beginning with the first quarter of fiscal 2010, we realigned our business segment reporting structure as a result of organizational, management and operational changes implemented in the first quarter of fiscal 2010. Our Chemineer brand is now included in our Fluid Management segment, instead of the Process Solutions segment where it was previously reported. The Fluid Management segment is now comprised of R&M Energy Systems, Moyno, Chemineer and Tarby brands. The Process Solutions segment is now comprised of Pfaudler, Tycon-Technoglass, and Edlon brands. The Romaco segment is unchanged and includes Noack, Siebler, FrymaKoruma, Macofar and Promatic brands. Certain amounts presented in the prior period financial statements have been reclassified to conform to our current year presentation and to reflect this segment realignment.
Fluid Management. Order levels from customers in energy and industrial markets served by our Fluid Management segment have slightly recovered since the fourth quarter of fiscal 2009, while the chemical market order levels have not shown improvement. Our primary objectives for this segment are to expand our geographic reach, commercialize new products in our niche market sectors, develop new customer relationships, capture synergies within the segment and more tightly integrate our operations. Our Fluid Management business segment designs, manufactures and markets equipment and systems, including hydraulic drilling power sections, down-hole and industrial progressing cavity pumps, wellhead systems, rod guides, tubing rotators, pipeline closures and customized fluid agitation equipment and systems. These products are used in oil and gas exploration and recovery, specialty chemical, wastewater treatment and a variety of other industrial applications.
Process Solutions. Order levels in our Process Solutions segment have also improved from fourth quarter 2009 levels. However, pricing trends remain unfavorable, especially in global chemical markets. Our primary objectives in this segment are to improve productivity, rationalize capacity through integration of operations and process improvements, increase capabilities and leverage our lower cost locations, integrate and harmonize our global standards and increase our focus on aftermarket opportunities. Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels, customized process equipment and systems and customized fluoropolymer-lined fittings, vessels and accessories, primarily for the pharmaceutical and specialty chemical markets.

Romaco. The primary target markets for Romaco include pharmaceutical, healthcare and cosmetics. Overall demand declined in fiscal 2009 in spite of an ongoing trend to increase production in developing countries. Our primary objectives are to maintain our simplified business model, streamline operations by consolidating duplicate facilities, further develop our global distribution capabilities, and increase our focus on aftermarket opportunities. Our Romaco business segment designs, manufactures and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutriceutical and cosmetic industries. Packaging applications include dosing; filling and sealing of vials, capsules, tubes, bottles and blisters; tablet counting and packaging for bottles; blister and sachet packaging for various products including tablets and powder; customized packaging; as well as secondary processing for sauces and semi solids.
The following tables present the components of our Consolidated Condensed Income Statement and segment information for the first quarter of fiscal 2010 and 2009.

	Three Months Ended
	November 30,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	66.7	61.8

Gross profit	33.3	38.2
SG&A expenses	25.8	23.4

EBIT	7.5%	14.8%

	Three Months Ended
	November 30,
	2009		2008
	(In thousands, except %’s)
Segment
Fluid Management:
Sales	$68,188		$100,530
EBIT	16,734		28,224
EBIT %	24.5%		28.1%

Process Solutions:
Sales	$43,533		$54,024
EBIT	(1,651)		3,285
EBIT %	(3.8	) %	6.1%

Romaco:
Sales	$17,692		$23,417
EBIT	(758)		(1,443)
EBIT %	(4.3	) %	(6.2	) %
The comparability of the segment data is impacted by changes in foreign currency exchange rates due to translation of the non-U.S. dollar denominated subsidiary results into U.S. dollars.
EBIT (Income before interest and income taxes) is a non-GAAP measure. The Company uses this measure to evaluate its performance and believes this measure is helpful to investors in assessing its performance. A reconciliation of this measure to net income is included in our Consolidated Condensed Income Statement. EBIT is not a measure of cash available for use by the Company.

Net Sales
Consolidated net sales for the first quarter of fiscal 2010 were $129.4 million, $48.6 million lower than net sales for the first quarter of fiscal 2009. Excluding the impact of currency translation, net sales decreased by $52.8 million or 29.7%.
The Fluid Management segment had sales of $68.2 million in the first quarter of fiscal 2010 compared with $100.5 million in the first quarter of fiscal 2009. The decrease was primarily due to lower customer demand resulting from reduced levels of oil and gas exploration and recovery activity that began in our second quarter of fiscal 2009. Segment orders improved from fourth quarter fiscal 2009 levels to $68.1 million in the first quarter of fiscal 2010, but were lower than the $100.3 million recorded in the first quarter of fiscal 2009. The impact of exchange rates on sales and orders in this segment was immaterial. Ending backlog at November 30, 2009 of $35.2 million is comparable with backlog of $35.1 million at August 31, 2009.
The Process Solutions segment had sales of $43.5 million in the first quarter of fiscal 2010, lower than the $54.0 million recorded in the first quarter of fiscal 2009, primarily due to the effect of the economic downturn with chemical market customers. Excluding the impact of currency translation, sales decreased by $12.0 million, or 22.3%, from the prior year period. Segment orders improved from fourth quarter fiscal 2009 levels to $41.9 million in the first quarter of fiscal 2010 but were lower than the $57.8 million recorded in the first quarter of fiscal 2009. Excluding currency translation, orders decreased by $18.2 million, or 30.9% from the prior year period. Ending backlog at November 30, 2009 of $60.3 million is comparable with backlog of $59.7 million at August 31, 2009.
The Romaco segment, which is primarily a European-based business, had sales of $17.7 million in the first quarter of fiscal 2010 compared with $23.4 million in the comparable period of the prior year. Excluding the impact of currency translation, sales decreased by $7.5 million or 32.2%. Adjusting for changes in currency exchange rates, orders decreased 7.4%, or $2.0 million, from the same period in the prior year. We believe this decrease is an outcome of the global economic downturn, resulting in customers postponing projects to future periods. Ending backlog at November 30, 2009 is $51.4 million compared with $40.1 million at August 31, 2009.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the first quarter of fiscal 2010 was $9.7 million, a decrease of $16.7 million from the first quarter of fiscal 2009, primarily due to decreased sales volume described above, especially in our Fluid Management segment, and pricing pressures in certain products due to increased competition, especially in our Process Solutions segment.
The Fluid Management segment had EBIT of $16.7 million in the first quarter of fiscal 2010 as compared with $28.2 million in the first quarter of fiscal 2009. This decrease is mainly due to the lower sales volume described above, offset by a favorable insurance recovery of $0.8 million.
The Process Solutions segment had negative EBIT of $1.7 million in the first quarter of fiscal 2010, a decrease of $4.9 million from the first quarter of fiscal 2009, mainly due to lower sales activity and pricing pressures.
The Romaco segment had negative EBIT of $0.8 million in the first quarter of fiscal 2010 and negative $1.4 million in the first quarter of fiscal 2009. The marginal improvement in EBIT resulted from operational streamlining, personnel reductions and other cost cutting measures.
Corporate costs were $0.9 million higher in the first quarter of fiscal 2010 compared with the same period in fiscal 2009 primarily due to costs associated with strategic and legal matters which concluded in the first quarter.
Interest Expense
Net interest expense was $0.1 million in the first quarter of fiscal 2010 and 2009.

Income Taxes
The effective tax rate was 35.1% for the first quarter of fiscal 2010 which is comparable to 34.0% in the prior year period.
Liquidity and Capital Resources
Operating Activities
In the first quarter of fiscal 2010, our cash flow from operating activities was $11.3 million, or $11.6 million better than in the same period of the prior year. This increase occurred, despite lower net income, as a result of improvements in working capital.
We expect our available cash, fiscal 2010 operating cash flow and amounts available under our credit agreement to be adequate to fund fiscal year 2010 operating needs, shareholder dividends, capital expenditures, repayment of our $30.0 million Senior Notes and additional share repurchases, if any.
Investing Activities
Our capital expenditures were $2.2 million in the first quarter of fiscal 2010 compared with $3.4 million in the first quarter of fiscal 2009. We reduced our capital expenditures due to lower production levels and completion of prior year investment programs.
Financing Activities
On October 27, 2008, we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares. In the first quarter of fiscal 2009, we acquired approximately 2.0 million of our outstanding common shares for $39.1 million under the repurchase program. There were no such share repurchases in the first quarter of fiscal 2010.
Credit Agreement
We have $30.0 million of Senior Notes that are due on May 1, 2010 and therefore are classified as a current liability at November 30, 2009. We have available cash to repay these Senior Notes, as well as the ability to refinance these Senior Notes on a long-term basis under our Bank Credit Agreement (“Agreement”). Our Agreement provides that we may borrow on a revolving credit basis up to a maximum of $150.0 million and includes a $100.0 million expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement and the Senior Notes is unsecured, except for the pledge of the stock of our U.S. subsidiaries and approximately two-thirds of the stock of certain non-U.S. subsidiaries. While no amounts are outstanding under the Agreement at November 30, 2009, we have $25.4 million of standby letters of credit outstanding at November 30, 2009. These standby letters of credit are used as security for advance payments received from customers, and for future payments to our vendors and reduce the amount we may borrow under the Agreement. Accordingly, under the Agreement we have $124.6 million of unused borrowing capacity.
Six banks participate in our revolving credit agreement. We are not dependent on any single bank for our financing needs.

Following is information regarding our long-term contractual obligations and other commitments outstanding as of November 30, 2009:

	Payments Due by Period
			Two to	Four to
		One year	three	five	After five
Long-term contractual obligations	Total	or less	years	years	years
			(In thousands)
Long-term debt	$31,943	$31,666	$277	$0	$0
Operating leases (1)	14,000	5,000	6,000	2,000	1,000

Total contractual cash obligations	$45,943	$36,666	$6,277	$2,000	$1,000

(1)	Operating leases are estimated as of November 30, 2009 and consist primarily of building and equipment leases.
Unrecognized tax benefits, including interest and penalties, in the amount of $6.4 million, have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of the future payments. The only other commercial commitments outstanding were standby letters of credit of $25.4 million, which are substantially due within one year.
Critical Accounting Policies
In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are straightforward. There are, however, some policies that are critical because they are important in determining the financial condition and results of operations and some may involve management judgments due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts. These policies are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Report on Form 10-K for the year ended August 31, 2009. There have been no material changes in the accounting policies followed by us during fiscal year 2010 other than the adoption of new accounting standards related to noncontrolling interests in consolidated financial statements, as discussed in Note 12.
Safe Harbor Statement
In addition to historical information, this report contains forward-looking statements identified by use of words such as “expects,” “anticipates,” “believes,” and similar expressions. These statements reflect management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in our Form 10-K report filed with the Securities and Exchange Commission and include, but are not limited to: the cyclical nature of some of our markets; a significant decline in capital expenditures in our primary markets; a major decline in oil and natural gas prices; reduced demand due to the general worldwide economic downturn and general credit market crises; our ability to realize the benefits of our restructuring programs; increases in competition; changes in the availability and cost of our raw materials; foreign exchange rate fluctuations; work stoppages related to union negotiations; customer order cancellations; the possibility of product liability lawsuits that could harm our business; events or circumstances which result in an impairment of assets; the potential impact of U.S. and foreign legislation, government regulations, and other governmental action, including those relating to export and import of products and materials, and changes in the interpretation and application of such laws and regulations; the outcome of audit, compliance, administrative or investigatory reviews; proposed changes in U.S. tax law which could impact our future tax expense and cash flow; and decline in the market value of our pension plans’ investment portfolios affecting our financial condition and results of operations. Except as otherwise required by law, we do not undertake any obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In our normal operations we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended November 30, 2009. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2009.
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of November 30, 2009. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.
Based on this evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of November 30, 2009.
(B) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1A. Risk Factors
For information regarding factors that could affect the Company’s operations, financial condition and liquidity, see the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s repurchases of its common shares during the quarter ended November 30, 2009 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number	Average Price	Part of Publicly	Shares that May
	of Shares	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased (a)	Share	Programs(b)	the Plans or Programs
September 2009	0	0	0	992,463
October 2009	6,139	$22.82	0	992,463
November 2009	0	0	0	992,463

Total	6,139		0

(a)	During the first quarter of fiscal 2010, the Company purchased 6,139 of its common shares in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

(b)	On October 27, 2008, our Board of Directors approved the repurchase of up to 3.0 million of our outstanding common shares (the “Program”). In the first quarter of fiscal 2009, we repurchased an aggregate of 2,007,537 of our outstanding common shares pursuant to the Program. In connection with the Program, the Company entered into a Rule 10b5-1 securities repurchase plan which was effective November 17, 2008 through January 7, 2009. The Program will expire when we have repurchased all the authorized shares under the Program, unless terminated earlier by a Board resolution.
Item 6. Exhibits
a)	Exhibits — see INDEX TO EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.

DATE:	January 7, 2010	BY	/s/ Christopher M. Hix

Christopher M. Hix
Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE:	January 7, 2010	BY	/s/ Kevin J. Brown

Kevin J. Brown
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1 Rule 13a-14(a) CEO Certification	(F)

	31.2 Rule 13a-14(a) CFO Certification	(F)

(32)	SECTION 1350 CERTIFICATIONS

	32.1 Section 1350 CEO Certification	(F)

	32.2 Section 1350 CFO Certification	(F)

“F”	Filed herewith