Form 10-Q
period 2010-02-28
ROBBINS & MYERS INC
filed 2010-03-24
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2010	File Number 001-13651
Robbins & Myers, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Plum Street, Suite 260, Dayton, Ohio	45440

(Address of Principal executive offices)	(Zip Code)
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☑
Common shares, without par value, outstanding as of February 28, 2010: 32,936,087

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	February 28,	August 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$132,420	$108,169
Accounts receivable	104,655	114,191
Inventories:
Finished products	33,456	33,034
Work in process	39,708	37,984
Raw materials	30,765	34,754

	103,929	105,772
Other current assets	14,619	11,573
Deferred taxes	11,304	12,519

Total Current Assets	366,927	352,224
Goodwill	265,212	267,687
Other Intangible Assets	4,525	5,789
Deferred Taxes	25,698	26,477
Other Assets	8,985	9,490
Property, Plant and Equipment	303,082	303,448
Less accumulated depreciation	(175,116)	(168,261)

	127,966	135,187

TOTAL ASSETS	$799,313	$796,854

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$46,658	$55,918
Accrued expenses	77,054	68,059
Current portion of long-term debt	30,853	30,194

Total Current Liabilities	154,565	154,171
Long-Term Debt—Less Current Portion	176	265
Deferred Taxes	44,106	44,194
Other Long-Term Liabilities	114,411	115,113
Robbins & Myers, Inc. Shareholders’ Equity:
Common stock	152,160	150,344
Retained earnings	352,040	344,530
Accumulated other comprehensive loss	(32,179)	(25,923)

Total Robbins & Myers, Inc. Shareholders’ Equity	472,021	468,951
Noncontrolling Interest	14,034	14,160

Total Equity	486,055	483,111

TOTAL LIABILITIES AND EQUITY	$799,313	$796,854

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

Net sales	$129,919	$163,825	$259,332	$341,796
Cost of sales	87,989	107,049	174,368	217,044

Gross profit	41,930	56,776	84,964	124,752
Selling, general & administrative expenses	35,384	35,941	68,682	77,523

Income before interest and income taxes	6,546	20,835	16,282	47,229
Interest expense, net	161	90	304	143

Income before income taxes	6,385	20,745	15,978	47,086
Income tax expense	1,932	5,290	5,299	14,247

Net income including noncontrolling interest	4,453	15,455	10,679	32,839
Less: Net income attributable to noncontrolling interest	260	392	456	568

Net income attributable to Robbins & Myers, Inc.	$4,193	$15,063	$10,223	$32,271

Net income per share:
Basic	$0.13	$0.46	$0.31	$0.96

Diluted	$0.13	$0.46	$0.31	$0.96

Weighted average common shares outstanding:
Basic	32,927	32,802	32,899	33,620

Diluted	32,966	32,804	32,949	33,679

Dividends per share:
Declared	$0.0425	$0.0400	$0.0825	$0.0775

Paid	$0.0425	$0.0400	$0.0825	$0.0775

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	February 28,
	2010	2009
Operating Activities:
Net income including noncontrolling interest	$10,679	$32,839
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	7,884	7,500
Amortization	341	648
Net gain on asset sales	(547)	0
Stock compensation expense	1,451	1,758
Changes in operating assets and liabilities:
Accounts receivable	8,759	10,387
Inventories	876	(17,289)
Accounts payable	(8,969)	(17,650)
Accrued expenses	8,070	(14,197)
Other	959	929

Net Cash and Cash Equivalents Provided by Operating Activities	29,503	4,925

Investing Activities:
Capital expenditures, net of nominal disposals	(3,447)	(7,044)
Proceeds from asset sales	1,094	0

Net Cash and Cash Equivalents Used by Investing Activities	(2,353)	(7,044)

Financing Activities:
Proceeds from debt borrowings	4,200	2,590
Repayments of long-term debt	(3,630)	(4,785)
Net proceeds from issuance of common stock, including stock tax benefits	366	859
Share buyback program	0	(39,114)
Cash dividends paid	(2,713)	(2,616)

Net Cash and Cash Equivalents Used by Financing Activities	(1,777)	(43,066)
Exchange Rate Impact on Cash	(1,122)	(6,095)

Increase (Decrease) in Cash and Cash Equivalents	24,251	(51,280)
Cash and Cash Equivalents at Beginning of Period	108,169	123,405

Cash and Cash Equivalents at End of Period	$132,420	$72,125

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
February 28, 2010
(Unaudited)
NOTE 1—Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“Company”, “we”, “our” or “us”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of February 28, 2010, and August 31, 2009, and the results of our operations for the three and six month periods ended February 28, 2010 and 2009, and cash flows for the six month periods ended February 28, 2010 and 2009. The results of operations for any interim period are not necessarily indicative of results for the full year.
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
Our Company has a Venezuelan subsidiary with net sales, operating income and total assets representing approximately one percent of our consolidated financial statement amounts for fiscal 2009. Regulations in Venezuela require the purchase and sale of foreign currency to be made at an official rate of exchange that is fixed from time to time by the Venezuelan government. We have historically used the official exchange rate to translate the financial statements of our Venezuelan subsidiary. The official exchange rate in Venezuela had been fixed at 2.15 bolivar fuerte (“VEF”) to each U.S. Dollar for several years, despite significant inflation. In early January 2010, the Venezuelan government devalued its currency and established a two tier exchange structure. The official exchange rate has been devalued from 2.15 VEF to each U.S. Dollar to 4.30 for non-essential goods and services and to 2.60 for essential goods. We expect our operations to fall into the essential classification. As a result of this devaluation, we translated our Venezuelan subsidiary’s financial statements at the official rate for essential goods of 2.60 VEF to each U.S. Dollar effective as of our second quarter of fiscal 2010.
The Venezuelan three year cumulative inflation rate exceeded 100 percent as of the beginning of our second quarter of fiscal 2010. As a result, the financial statements of our Venezuelan subsidiary were consolidated and reported under highly inflationary accounting rules in the second quarter of fiscal 2010 and we recorded an income statement exchange loss of $0.6 million. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into our Company’s reporting currency (U.S. Dollars) and exchange gains and losses from this remeasurement are reflected in current earnings, rather than accumulated other comprehensive income on the balance sheet, until such time as the economy is no longer considered highly inflationary. If we are unsuccessful in sustaining the essential goods exchange rate of 2.60 VEF to each U.S. Dollar, we could incur an additional income statement loss; however we do not expect that impact to be material to our financial statements.
While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2009. A summary of our significant accounting policies is presented therein on page 30. There have been no material changes in the accounting policies followed by us during fiscal year 2010 other than the adoption of a new accounting standard related to noncontrolling interests in consolidated financial statements. Certain amounts presented in the prior period financial statements have been reclassified to conform to our current year presentation and to reflect the segment realignment discussed above.

NOTE 2—Goodwill and Other Intangible Assets
As discussed in Note 1 above, the Company made certain changes to its business segments effective in the first quarter of fiscal 2010. This resulted in a $45.0 million reclassification of goodwill from the Process Solutions segment to the Fluid Management segment. Changes in the carrying amount of goodwill for the six month period ended February 28, 2010, by operating segment, are as follows:

	Process	Fluid
	Solutions	Mgmt.	Romaco
	Segment	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2009	$149,578	$106,189	$11,920	$267,687
Chemineer goodwill reclassification	(45,000)	45,000	0	0
Translation adjustments	(1,852)	(37)	(586)	(2,475)

Balance as of February 28, 2010	$102,726	$151,152	$11,334	$265,212

Information regarding our other intangible assets is as follows:

	As of February 28, 2010			As of August 31, 2009
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and Trademarks	$11,285	$8,336	$2,949	$11,661	$8,138	$3,523
Non-compete Agreements	8,860	7,705	1,155	8,998	7,622	1,376
Financing Costs	9,602	9,181	421	9,631	9,145	486
Other	5,221	5,221	0	5,601	5,197	404

Total	$34,968	$30,443	$4,525	$35,891	$30,102	$5,789

The amortization expense for the three and six month periods ended February 28, 2010 was $119,000 and $341,000 respectively. We estimate that the amortization expense will be approximately $400,000 for the remainder of fiscal 2010 and $800,000 for each of the next five years beginning fiscal 2011. The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from the estimated amounts due to changes in foreign currency exchange rates, impairment of intangible assets, intangible asset acquisitions, accelerated amortization of intangible assets and other events.

NOTE 3—Net Income per Share

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net income attributable to Robbins & Myers, Inc.	$4,193	$15,063	$10,223	$32,271

Denominator:
Basic weighted average shares	32,927	32,802	32,899	33,620
Effect of dilutive options and restricted shares/units	39	2	50	59

Diluted weighted average shares	32,966	32,804	32,949	33,679

Basic net income per share	$0.13	$0.46	$0.31	$0.96

Diluted net income per share	$0.13	$0.46	$0.31	$0.96

For the three and six month periods ended February 28, 2010, 361,000 of stock options outstanding were antidilutive and excluded from the computation of diluted net income per share. For the same periods in the prior year, 266,000 of stock options outstanding were antidilutive and excluded from the computation of diluted net income per share.
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
Changes in our product warranty liability during the period are as follows:

Six Months Ended
February 28, 2010
(In thousands)
Balance at beginning of the period	$7,221
Warranty expense	1,453
Deductions/payments	(1,537)
Translation adjustment impact	(50)

Balance at end of the period	$7,087

NOTE 5—Long-Term Debt

February 28, 2010
(In thousands)
Senior debt:
Revolving credit loan	$0
Senior notes	30,000
Other	1,029

Total debt	31,029
Less current portion	30,853

Long-term debt	$176

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150,000,000 and includes a $100,000,000 expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement and the Senior Notes, discussed below, is unsecured except for the pledge of the stock of our U.S. subsidiaries and approximately two-thirds of the stock of certain non-U.S. subsidiaries. We have $27,140,000 of standby letters of credit outstanding at February 28, 2010. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement we have $122,860,000 of unused borrowing capacity.
We have $30,000,000 of Senior Notes (“Senior Notes”) outstanding with an interest rate of 6.84%, due May 3, 2010, and therefore are classified as a current liability at February 28, 2010.
The Agreement and Senior Notes contain certain restrictive covenants including limitations on indebtedness, asset sales, sales and lease backs, and cash dividends as well as financial covenants relating to interest coverage, leverage and net worth. As of February 28, 2010, we are in compliance with these covenants.

NOTE 6 — Retirement Benefits
Retirement and other postretirement plan costs are as follows:
Pension Benefits

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Service cost	$681	$626	$1,373	$1,268
Interest cost	2,429	2,568	4,899	5,198
Expected return on plan assets	(1,678)	(2,069)	(3,370)	(4,200)
Amortization of transition (asset)/obligation	(8)	(8)	(17)	(16)
Amortization of prior service cost	183	188	365	376
Amortization of unrecognized losses	799	150	1,596	298
Settlement expense	0	113	0	226

Net periodic benefit cost	$2,406	$1,568	$4,846	$3,150

Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Service cost	$155	$121	$310	$242
Interest cost	345	449	690	898
Amortization of prior service cost	53	53	106	106
Amortization of unrecognized losses	72	175	144	350

Net periodic benefit cost	$625	$798	$1,250	$1,596

NOTE 7—Income Taxes
The effective tax rate was 30.3% for the second quarter and 33.2% for the year to date period of fiscal 2010. The second quarter fiscal 2010 effective tax rate was lower than the statutory tax rate primarily due to statute lapses and audit settlements for items previously reserved of $0.8 million.
The effective tax rate was 25.5% for the second quarter and 30.3% for the year to date period of fiscal 2009. The effective tax rate in fiscal 2009 was lower than the statutory tax rate due to repatriation of a portion of the earnings of certain international subsidiaries, which resulted in an overall lower effective tax rate.
The balance of unrecognized tax benefits including interest and penalties, as of February 28, 2010 and August 31, 2009 was $6.2 million, all of which would affect the effective tax rate if recognized in future periods.
We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.

NOTE 8—Comprehensive Income (Loss)
The following table sets forth the reconciliation of net income to comprehensive (loss) income:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Net income including noncontrolling interest	$4,453	$15,455	$10,679	$32,839
Other comprehensive income (loss):
Foreign currency translation	(15,054)	(12,110)	(5,545)	(55,203)
Minimum pension liability adjustment, net of tax	(675)	0	(675)	0

Comprehensive (loss) income	(11,276)	3,345	4,459	(22,364)
Comprehensive loss (income) attributable to noncontrolling interest	48	(166)	(492)	412

Comprehensive (loss) income attributable to Robbins & Myers, Inc.	$(11,228)	$3,179	$3,967	$(21,952)

NOTE 9—Stock Compensation
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. Under the plan, the stock option price per share may not be less than the fair market value per share as of the date of grant. Outstanding grants become exercisable over a three-year period. In addition, we sponsor a long term incentive plan for selected participants who earn performance share awards on varying target levels, based on earnings per share and return on net assets. As of February 28, 2010, we had $3,917,000 of compensation expense not yet recognized related to nonvested stock awards. The weighted average period that this compensation cost will be recognized is 21 months. There were no stock options exercised in the first six months of fiscal 2010 and 13,000 shares were exercised in the same period of the prior year.
Total stock compensation expense for all stock based awards for the first six months of fiscal 2010 and 2009 was $1,451,000 ($943,000 after tax) and $1,758,000 ($1,143,000 after tax), respectively.

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

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Unaffiliated Customer Sales:
Fluid Management	$66,970	$86,871	$135,158	$187,401
Process Solutions	39,867	48,503	83,400	102,527
Romaco	23,082	28,451	40,774	51,868

Total	$129,919	$163,825	$259,332	$341,796

Income Before Interest and Income Taxes (“EBIT”):
Fluid Management	$13,633	$22,283	$30,367	$50,507
Process Solutions	(2,538)	1,937	(4,189)	5,222
Romaco	340	442	(418)	(1,001)
Corporate and Eliminations	(4,889)	(3,827)	(9,478)	(7,499)

Total	$6,546	$20,835	$16,282	$47,229

	February 28,	August 31,
	2010	2009
	(In thousands)
Identifiable Assets:
Fluid Management	$318,859	$327,491
Process Solutions	252,205	269,146
Romaco	90,888	98,335
Corporate and Eliminations	137,361	101,882

Total	$799,313	$796,854

NOTE 11— Share Repurchase Program
On October 27, 2008, we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares (the “Program”). Repurchases under the Program have and will generally be made in the open market or in privately negotiated transactions not exceeding prevailing market prices, subject to regulatory considerations and market conditions, and have and will be funded from the Company’s available cash and credit facilities. In the first quarter of fiscal 2009, we acquired approximately 2.0 million of our outstanding common shares for $39.1 million under the Program and were accounted for as treasury shares.

NOTE 12 — New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that established the FASB Accounting Standards Codification™ (“ASC”) which amended the hierarchy of generally accepted accounting principles (“GAAP”) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates. The ASC was effective for the Company on September 1, 2009. This standard did not have an impact on our consolidated financial statements.
In September 2006, the FASB issued an accounting standard codified in ASC 820, “Fair Value Measurements and Disclosures.” This standard established a single definition of fair value and framework for measuring fair value, set out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and required disclosures of assets and liabilities measured at fair value based on their level of hierarchy. We adopted this standard as amended on September 1, 2008 on a prospective basis. An amendment to ASC 820 deferred the elective date for one year with respect to nonfinancial assets and liabilities that are measured at fair value but are recognized or disclosed at fair value on a nonrecurring basis. We adopted the amendment to the fair value measuring standard prospectively on September 1, 2009 (see Note 13).
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
In December 2007, the FASB issued a new standard which established the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. This standard requires all entities to report NCIs (previously reported as minority interests) in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. This standard also requires any acquisitions or dispositions of NCIs that do not result in a change of control to be accounted for as equity transactions. Further, it requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The standard was effective for us on September 1, 2009. Provisions of this standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, we retroactively reclassified the “Minority Interest” balance reported in the liabilities section of the consolidated balance sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption of this standard also impacted certain captions identifying net income including NCI and net income attributable to Robbins & Myers, Inc. Additional disclosures required by this standard are also included in Note 8. The adoption of this standard did not have a material impact on our consolidated financial statements.
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
In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements”, that amends existing disclosure requirements under ASC 820, by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for us in the fourth quarter of fiscal 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning our fiscal 2012. Since this standard impacts disclosure requirements only, we do not expect its adoption to have a material impact on our consolidated financial statements.
In February 2010, FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which amends ASC 855, “Subsequent Events”. This ASU which was effective immediately, removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. We adopted this standard in the second quarter of fiscal 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

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
The following table summarizes the bases used to measure certain financial assets at fair value on a recurring basis as of February 28, 2010 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	February 28,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents (1)	$132,420	$132,420	$0	$0

Total assets at fair value	$132,420	$132,420	$0	$0

(1)	Our cash and cash equivalents primarily consist of cash in banks, commercial paper and overnight investments in highly rated financial institutions.
Non-Financial Assets and Liabilities at Fair value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At February 28, 2010, no fair value adjustments or fair value measurements were required for nonfinancial assets or liabilities.
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying values because of the short term nature of these instruments. The fair value of long term debt instruments equal their carrying value due to the short period until maturity or the variable rate nature of the instruments.
NOTE 14 — Subsequent event
On March 6, 2010, unionized employees at the Company’s Chemineer manufacturing facility in Dayton, Ohio, rejected the Company’s labor contract offer and initiated a work stoppage. Operations at the facility have continued during this work stoppage, and the Company does not expect a material effect on its consolidated fiscal 2010 third quarter results.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Overview
We are a leading designer, manufacturer and marketer of engineered, application-critical equipment and systems for the energy, industrial, chemical and pharmaceutical markets worldwide. We attribute our success to our close and continuing interaction with customers; innovative products; our manufacturing, sourcing and application engineering expertise; competitive cost structure and our ability to serve and support customers globally. We attempt to continually develop initiatives to improve our performance in these key areas. In late calendar year 2008 through mid calendar year 2009, demand for most of our products started slowing due to lower oil and natural gas prices as well as the worldwide economic downturn, which affected our operating results. We responded to these challenging business conditions by cutting costs and initiating restructuring programs which are intended to reduce manufacturing capacity while increasing utilization, standardizing product offerings to allow greater utilization of our lower cost manufacturing capacities, leveraging functional resources, and further integrating our business activities. In addition, we are continuing our focus on emerging markets where economic growth remains well above the global average and are committed to increasing margins through productivity initiatives, reductions in discretionary spending and close management of fixed costs. We expect to continue our restructuring and other permanent cost cutting measures through fiscal 2010 and into fiscal 2011. Worldwide economic recovery is expected to gain strength in our fiscal 2010. First and second quarter 2010 order levels were sequentially higher across all of our operating segments reflecting these improving economic conditions.
Our Company has a Venezuelan subsidiary with net sales, operating income and total assets representing approximately one percent of our consolidated financial statement amounts for fiscal 2009. Regulations in Venezuela require the purchase and sale of foreign currency to be made at an official rate of exchange that is fixed from time to time by the Venezuelan government. We have historically used the official exchange rate to translate the financial statements of our Venezuelan subsidiary. The official exchange rate in Venezuela had been fixed at 2.15 bolivar fuerte (“VEF”) to each U.S. Dollar for several years, despite significant inflation. In early January 2010, the Venezuelan government devalued its currency and established a two tier exchange structure. The official exchange rate has been devalued from 2.15 VEF to each U.S. Dollar to 4.30 for non-essential goods and services and to 2.60 for essential goods. We expect our operations to fall into the essential classification. As a result of this devaluation, we translated our Venezuelan subsidiary’s financial statements at the official rate for essential goods of 2.60 VEF to each U.S. Dollar effective as of our second quarter of fiscal 2010.
The Venezuelan three year cumulative inflation rate exceeded 100 percent as of the beginning of our second quarter of fiscal 2010. As a result, the financial statements of our Venezuelan subsidiary were consolidated and reported under highly inflationary accounting rules in the second quarter of fiscal 2010 and we recorded an income statement exchange loss of $0.6 million. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are remeasured into our Company’s reporting currency (U.S. Dollars) and exchange gains and losses from this remeasurement are reflected in current earnings, rather than accumulated other comprehensive income on the balance sheet, until such time as the economy is no longer considered highly inflationary. If we are unsuccessful in sustaining the essential goods exchange rate of 2.60 VEF to each U.S. Dollar, we could incur an additional income statement loss; however we do not expect that impact to be material to our financial statements.
With approximately 62% of our sales outside the United States, we were favorably impacted by foreign currency translation in the first half of fiscal 2010 compared with the same period in the prior year, due to the U.S. Dollar weakening relative to our other principal operating currencies. Additionally, the assets and liabilities of our foreign operations are translated at the exchange rates in effect at the balance sheet date, with related gains or losses reported as a separate component of shareholders’ equity, except for Venezuela discussed above. For the first half of fiscal 2010, foreign currency marginally impacted our financial condition, results of operations and cash flows.

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
Fluid Management. Order levels from customers served by our Fluid Management segment have recovered since the second half of fiscal 2009 and are showing an upward trend in fiscal 2010. Our primary objectives for this segment are to expand our geographic reach, commercialize new products in our niche market sectors, develop new customer relationships, capture synergies within the segment and more tightly integrate our operations. Our Fluid Management business segment designs, manufactures and markets equipment and systems, including hydraulic drilling power sections, down-hole and industrial progressing cavity pumps, wellhead systems, rod guides, tubing rotators, pipeline closures and customized fluid agitation equipment and systems. These products are used in oil and gas exploration and recovery, specialty chemical, wastewater treatment and a variety of other industrial applications.
Process Solutions. Order levels in our Process Solutions segment have also slightly improved from the second half of fiscal 2009 levels. However, pricing trends remain unfavorable, especially in global chemical markets. Our primary objectives in this segment are to improve productivity, rationalize capacity through integration of operations and process improvements, increase capabilities and leverage our lower cost locations, integrate and harmonize our global standards and increase our focus on aftermarket opportunities. Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels, customized process equipment and systems and customized fluoropolymer-lined fittings, vessels and accessories, primarily for the pharmaceutical and specialty chemical markets.
Romaco. The primary target markets for Romaco include pharmaceutical, healthcare and cosmetics. Order levels in our Romaco segment have also trended higher in the first half of fiscal 2010 compared with fiscal 2009. Our primary objectives are to maintain our simplified business model, streamline operations by consolidating duplicate facilities, further develop our global distribution capabilities, and increase our focus on aftermarket opportunities. Our Romaco business segment designs, manufactures and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutriceutical and cosmetic industries. Packaging applications include dosing; filling and sealing of vials, capsules, tubes, bottles and blisters; tablet counting and packaging for bottles; blister and sachet packaging for various products including tablets and powder; customized packaging; as well as secondary processing for sauces and semi solids.

The following tables present the components of our consolidated income statement and segment information for the three and six month periods of fiscal 2010 and 2009.

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.7	65.3	67.2	63.5

Gross profit	32.3	34.7	32.8	36.5
SG&A expenses	27.3	22.0	26.5	22.7

EBIT	5.0%	12.7%	6.3%	13.8%

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
		(In thousands, except percents)
Segment
Fluid Management:
Sales	$66,970	$86,871	$135,158	$187,401
EBIT	13,633	22,283	30,367	50,507
EBIT %	20.4%	25.7%	22.5%	27.0%

Process Solutions:
Sales	$39,867	$48,503	$83,400	$102,527
EBIT	(2,538)	1,937	(4,189)	5,222
EBIT %	(6.4)%	4.0%	(5.0)%	5.1%

Romaco:
Sales	$23,082	$28,451	$40,774	$51,868
EBIT	340	442	(418)	(1,001)
EBIT %	1.5%	1.6%	(1.0)%	(1.9)%
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

Three months ended February 28, 2010 and 2009
Net Sales
Consolidated net sales for the second quarter of fiscal 2010 were $129.9 million, $33.9 million lower than net sales for the second quarter of fiscal 2009. Excluding the impact of currency translation, sales decreased by $39.6 million, or 24.2%.
The Fluid Management segment had sales of $67.0 million in the second quarter of fiscal 2010 compared with $86.9 million in the second quarter of fiscal 2009, a decrease of $19.9 million. Excluding currency translation, sales decreased $21.3 million, or 24.6%. Orders for this segment were $79.9 million in the second quarter of fiscal 2010 compared with $66.7 million in the prior year period. Excluding the impact of foreign currency translation, orders increased by 16.9%, mainly due to increased demand for oilfield equipment products due to higher levels of oil and gas exploration and recovery activity fueled by higher oil and natural gas prices worldwide in fiscal 2010. Ending backlog at February 28, 2010 is $46.9 million compared with $35.1 million at August 31, 2009.
The Process Solutions segment had sales of $39.9 million in the second quarter of fiscal 2010 compared with $48.5 million in the second quarter of fiscal 2009, a decrease of 17.8%. Excluding the impact of currency translation, sales decreased $11.1 million, or 22.8%, from the prior year period. Orders for this segment were $44.8 million in the second quarter of fiscal 2010 compared with $40.5 million in the prior year period. Excluding currency translation, orders increased 4.7% from prior year period. This increase, we believe, is due to the slight recovery worldwide from the economic downturn and credit crises in the prior year. Ending backlog at February 28, 2010 is $63.0 million compared with $59.7 million at August 31, 2009.
The Romaco segment, which is primarily a European-based business, had sales of $23.1 million in the second quarter of fiscal 2010 compared with $28.5 million in the second quarter of fiscal 2009. Excluding the impact of currency translation, sales decreased $7.2 million or 25.3% from the prior year period. Orders increased in the second quarter of fiscal 2010 and were $30.8 million compared with $21.1 million in the same period of the prior year. We believe that this increase is due to our increased focus on global market opportunities and product innovation combined with recovery in the worldwide markets. Adjusting for changes in currency exchange rates, orders increased 31.7% from prior year levels. Ending backlog at February 28, 2010 is $43.9 million compared with $40.1 million at August 31, 2009. Backlog at February 28, 2010 was reduced by approximately $9.3 million for an order cancellation. The order was originally recorded in fiscal 2006, and the order cancellation is not reflected as a reduction in our second quarter fiscal 2010 orders.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the second quarter of fiscal 2010 was $6.5 million, a decrease of $14.3 million from the second quarter of fiscal 2009, primarily due to decreased sales volume described above in our Fluid Management segment and pricing pressures in our Process Solutions segment.
The Fluid Management segment had EBIT of $13.6 million in the second quarter of fiscal 2010, compared with $22.3 million in the second quarter of fiscal 2009. Excluding foreign currency translation impact, EBIT declined by $9.0 million mainly due to the lower sales volume described above and Venezuelan hyper-inflationary currency loss of $0.6 million, offset by an asset sale gain of $0.6 million.
The Process Solutions segment had negative EBIT of $2.5 million in the second quarter of fiscal 2010 compared with EBIT of $1.9 million in the second quarter of fiscal 2009, a decrease of $4.4 million. The decrease in EBIT is due principally to lower sales activity and pricing pressures.
The Romaco segment had EBIT of $0.3 million in the second quarter of fiscal 2010, a marginal decrease of $0.1 million from the second quarter of fiscal 2009. This slight decrease in EBIT in spite of a drop in sales in the second quarter of fiscal 2010 compared with the same period of the prior year resulted from operational streamlining, personnel reductions and other cost-cutting measures.
Corporate costs in the second quarter of fiscal 2010 were $1.1 million higher than the same period in the prior year due to lower currency gains.

Income Taxes
The effective tax rate was 30.3% for the second quarter of fiscal 2010 compared with 25.5% in the prior year period. The second quarter fiscal 2010 effective tax rate was lower than the statutory tax rate primarily due to statute lapses and audit settlements for items previously reserved of $0.8 million.
The second quarter fiscal 2009 effective tax rate was lower than the statutory tax rate due to repatriation of a portion of the earnings of certain international subsidiaries as well as implementing certain one-time tax strategies, which resulted in an overall lower effective tax rate.
Six months ended February 28, 2010 and 2009
Net Sales
Consolidated net sales for the first half of fiscal 2010 were $259.3 million; $82.5 million lower than net sales for the same period of fiscal 2009. Excluding the impact of currency translation, sales decreased by 27.1% due to lower sales in all three of our segments in fiscal 2010.
The Fluid Management segment had sales of $135.2 million in the first half of fiscal 2010 compared with $187.4 million in the same period of fiscal 2009. The decrease was primarily due to lower customer demand resulting from reduced levels of oil and gas exploration and recovery activity that began in our second quarter of fiscal 2009. Orders for this segment were $148.0 million in the first half of fiscal 2010 compared with $167.0 million in the same prior year period and are substantially higher than the order levels of the second half of fiscal 2009. Ending backlog at February 28, 2010 is $46.9 million compared with $35.1 million at August 31, 2009.
The Process Solutions segment had sales of $83.4 million in the first half of fiscal 2010, lower than the $102.5 million recorded in the same period of fiscal 2009. Excluding the impact of currency translation, sales decreased by $23.1 million, or 22.6%, from the prior year period. Segment orders in the first half of fiscal 2010 continued to improve from the second half of fiscal 2009 to $86.7 million, but were lower than the $98.3 million recorded in the first half of fiscal 2009. Excluding currency translation, orders decreased by $16.0 million, or 16.1% from the same period in the prior year period. Ending backlog at February 28, 2010 is $63.0 million compared with $59.7 million at August 31, 2009.
The Romaco segment had sales of $40.8 million in the first half of fiscal 2010 compared with $51.9 million in the same period of fiscal 2009. Excluding the impact of currency translation, sales decreased $14.8 million or 28.5% over the prior year period. Orders in the first half of fiscal 2010 of $58.0 million were strong compared with $47.8 million for the same period of prior year. Adjusting for changes in currency exchange rates, orders increased 10.0% from the same period in the prior year. We believe this order increase, mainly in the second quarter of fiscal 2010, is an outcome of the global economic recovery combined with our increased focus on worldwide market opportunities and product innovation. Ending backlog at February 28, 2010 is $43.9 million compared with $40.1 million at August 31, 2009. Backlog at February 28, 2010 was reduced by approximately $9.3 million for an order cancellation. The order was originally recorded in fiscal 2006, and the order cancellation is not reflected as a reduction in our second quarter fiscal 2010 orders.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the first half of fiscal 2010 was $16.3 million, a decrease of $30.9 million from the same period of the prior year. Excluding the impact of currency translation, EBIT decreased by $31.1 million. This decrease is mainly attributable to the lower sales volume described above and pricing pressures in the Process Solutions segment.
The Fluid Management segment had EBIT of $30.4 million in the first half of fiscal 2010 as compared with $50.5 million in the same prior year period, a decrease of $20.1 million, or 39.9%. This decrease in EBIT is due principally to the sales decrease described above, Venezuelan currency loss impact of $0.6 million in the second quarter, offset by a favorable insurance recovery of $0.8 million and an asset gain of $0.6 million.
The Process Solutions segment had negative EBIT of $4.2 million in the first half of fiscal 2010 compared with EBIT of $5.2 million in the comparable period of fiscal 2009. Excluding the impact of currency translation, six month EBIT decreased $9.1 million. This decrease is due principally to lower sales activity and pricing pressures in fiscal 2010.
The Romaco segment had negative EBIT of $0.4 million in the first half of fiscal 2010 and negative EBIT of $1.0 million in the first half of fiscal 2009. The marginal improvement in EBIT, despite lower sales in the first half of fiscal 2010 compared with the same period of prior year, resulted from operational efficiencies.
Corporate costs were $2.0 million higher in the first half of fiscal 2010 compared with the same period in fiscal 2009, primarily due to costs associated with strategic and legal matters and lower foreign currency gains.
Income Taxes
The effective tax rate was 33.2% for the first half of fiscal 2010 compared with 30.3% in the comparable prior year period. The current year rate is lower than the statutory tax rate primarily due to statute lapses and audit settlements for items previously reserved of $0.8 million in the second quarter of fiscal 2010.
The prior year effective tax rate was lower than the statutory tax rate due to repatriation of a portion of the earnings of certain international subsidiaries, which resulted in an overall lower effective tax rate.
Liquidity and Capital Resources
Operating Activities
In the first half of fiscal 2010, our cash flow provided by operations was $29.5 million, $24.6 million higher than in the same period of the prior year. This increase from the prior year, despite lower net income, was from changes in working capital, primarily by reduction in inventory levels to reflect the lower levels of customer demand and contributions from accounts payable and accrued expenses.
We expect our available cash, fiscal 2010 operating cash flow and amounts available under our credit agreement to be adequate to fund fiscal year 2010 operating needs, shareholder dividends, capital expenditures, repayment of our $30.0 million Senior Notes and additional share repurchases, if any.
Investing Activities
Our capital expenditures were $3.4 million in the first half of fiscal 2010 compared with $7.0 million in the first half of fiscal 2009. We reduced our capital expenditures due to lower production levels and completion of prior year investment programs.
Financing Activities
On October 27, 2008 we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares. We have acquired approximately 2.0 million of our outstanding common shares for $39.1 million under the repurchase program in the first quarter of fiscal 2009. There were no such share repurchases in the first half of fiscal 2010.

Credit Agreement
We have $30.0 million of Senior Notes that are due on May 3, 2010 and therefore are classified as a current liability at February 28, 2010. We have available cash to repay these Senior Notes, as well as the ability to refinance these Senior Notes on a long-term basis under our Bank Credit Agreement (“Agreement”). Our Agreement provides that we may borrow on a revolving credit basis up to a maximum of $150.0 million and includes a $100.0 million expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement and the Senior Notes is unsecured, except for the pledge of the stock of our U.S. subsidiaries and approximately two-thirds of the stock of certain non-U.S. subsidiaries. While no amounts are outstanding under the Agreement at February 28, 2010, we have $27.1 million of standby letters of credit outstanding at February 28, 2010. These standby letters of credit are used as security for advance payments received from customers, and for future payments to our vendors and reduce the amount we may borrow under the Agreement. Accordingly, under the Agreement we have $122.9 million of unused borrowing capacity.
Six banks participate in our revolving credit agreement. We are not dependent on any single bank for our financing needs.
Following is information regarding our long-term contractual obligations and other commitments outstanding as of February 28, 2010:

	Payments Due by Period
			Two to
Long-term contractual		One year	three	Four to	After five
obligations	Total	or less	years	five years	years
	(In thousands)
Long-term debt	$31,029	$30,853	$176	$0	$0
Operating leases (1)	14,000	5,000	6,000	2,000	1,000

Total contractual cash obligations	$45,029	$35,853	$6,176	$2,000	$1,000

(1)	Operating leases are estimated as of February 28, 2010, and consist primarily of building and equipment leases.
Unrecognized tax benefits, including interest and penalties, in the amount of $6.2 million, have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of the future payments. The only other commercial commitments outstanding were standby letters of credit of $27.1 million, which are substantially due within one year.
Critical Accounting Policies
In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are straightforward. There are, however, some policies that are critical because they are important in determining the financial condition and results of operations and some may involve management judgments due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts. These policies are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Report on Form 10-K for the year ended August 31, 2009. There have been no material changes in the accounting policies followed by us during fiscal year 2010 other than the adoption of a new accounting standard related to noncontrolling interests in consolidated financial statements, as discussed in Note 12.

Safe Harbor Statement
In addition to historical information, this report contains forward-looking statements identified by use of words such as “expects,” “anticipates,” “believes,” and similar expressions. These statements reflect management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in our Form 10-K report filed with the Securities and Exchange Commission and include, but are not limited to: the cyclical nature of some of our markets; a significant decline in capital expenditures in our primary markets; a major decline in oil and natural gas prices; reduced demand due to the general worldwide economic downturn and general credit market crises; our ability to realize the benefits of our restructuring programs; increases in competition; changes in the availability and cost of our raw materials; foreign exchange rate fluctuations as well as economic or political instability in international markets and the performance of our business in hyperinflationary environments, such as Venezuela; work stoppages related to union negotiations; customer order cancellations; the possibility of product liability lawsuits that could harm our business; events or circumstances which result in an impairment of, or valuation against, assets; the potential impact of U.S. and foreign legislation, government regulations, and other governmental action, including those relating to export and import of products and materials, and changes in the interpretation and application of such laws and regulations; the outcome of audit, compliance, administrative or investigatory reviews; proposed changes in U.S. tax law which could impact our future tax expense and cash flow; and decline in the market value of our pension plans’ investment portfolios affecting our financial condition and results of operations. Except as otherwise required by law, we do not undertake any obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date hereof.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In our normal operations, we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended February 28, 2010, except for the change to highly inflationary accounting for our Venezuelan subsidiary as discussed in the “Overview” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 2 of this Report. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2009.
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of February 28, 2010. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.
Based on this evaluation, management, including our Chief Executive Officer and our Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of February 28, 2010.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A summary of the Company’s repurchases of its common shares during the quarter ended February 28, 2010 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares Purchased as	Maximum Number of Shares
	Total Number	Average Price	Part of Publicly	that May
	of Shares	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased(a)	Share	Programs(b)	the Plans or Programs
December 2009	0	—	0	992,463
January 2010	0	—	0	992,463
February 2010	0	—	0	992,463

Total	0		0

(a)	The Company did not repurchase any of its common shares during the quarter ended February 28, 2010.

(b)	On October 27, 2008, our Board of Directors approved the repurchase of up to 3.0 million of our outstanding common shares (the “Program”). In the first quarter of fiscal 2009, we repurchased an aggregate of 2,007,537 of our outstanding common shares pursuant to the Program. In connection with the Program, the Company entered into a Rule 10b5-1 securities repurchase plan which was effective November 17, 2008 through January 7, 2009. The Program will expire when we have repurchased all the authorized shares under the Program, unless terminated earlier by a Board resolution.

Item 5. Other Information
a)	The Annual Meeting of Shareholders (“Annual Meeting”) of Robbins & Myers, Inc. was held on January 6, 2010.

b)	Our Board of Directors (“Board”) comprised of eight directors, divided into two classes of four directors, with one class of directors elected at each annual meeting of shareholders for a term of two years. Effective with the commencement of the Annual Meeting on January 6, 2010, the Board has reduced the number of authorized directors to seven, with one class comprised of three directors and the other of four directors. At the Annual Meeting on January 6, 2010, the following persons were elected directors of Robbins & Myers, Inc. for a term of office expiring at the annual meeting of shareholders to be held in 2012: Richard J. Giromini, Stephen F. Kirk and Peter C. Wallace. The other directors whose terms of office continued after the Annual Meeting are: Andrew G. Lampereur, Thomas P. Loftis, Dale L. Medford and Albert J. Neupaver. David T. Gibbons, whose term of office as director expired at the Annual Meeting on January 6, 2010, retired from the Board at the end of his term.

c)	At the Annual Meeting on January 6, 2010, three items were voted on by shareholders, namely:
1)	The election of directors in which, as noted above, Messrs. Giromini, Kirk and Wallace were elected:

	Votes For	Votes Withheld
Richard J. Giromini	29,846,725	816,653
Stephen F. Kirk	24,679,955	5,983,423
Peter C. Wallace	29,799,122	864,256
2)	Re-approval of the performance goals in the Robbins & Myers, Inc. 2004 Stock Incentive Plan as Amended, was approved with 27,885,548 votes cast for approval, 2,040,343 against approval and 737,486 abstentions.

3)	Appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending August 31, 2010, was approved with 31,088,219 votes cast for approval, 568,867 against approval and 40,644 abstentions.
Item 6. Exhibits
a)	Exhibits — see INDEX TO EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.
DATE: March 24, 2010	BY	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: March 24, 2010	BY	/s/ Kevin J. Brown
Kevin J. Brown
Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	(F	)

	31.2	Rule 13a-14(a) CFO Certification	(F	)

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	(F	)

	32.2	Section 1350 CFO Certification	(F	)

“F”	Filed herewith