Form 10-Q
period 2010-05-31
ROBBINS & MYERS INC
filed 2010-06-24
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Common shares, without par value, outstanding as of May 31, 2010: 32,946,912

CONSOLIDATED CONDENSED BALANCE SHEET
CONSOLIDATED CONDENSED INCOME STATEMENT
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II—Other Information
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	May 31,	August 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$122,697	$108,169
Accounts receivable	104,050	114,191
Inventories:
Finished products	32,286	33,034
Work in process	39,921	37,984
Raw materials	29,635	34,754

	101,842	105,772
Other current assets	10,869	11,573
Deferred taxes	11,218	12,519

Total Current Assets	350,676	352,224
Goodwill	258,800	267,687
Other Intangible Assets	3,611	5,789
Deferred Taxes	24,692	26,477
Other Assets	9,474	9,490
Property, Plant and Equipment	296,850	303,448
Less accumulated depreciation	(173,932)	(168,261)

	122,918	135,187

TOTAL ASSETS	$770,171	$796,854

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$53,041	$55,918
Accrued expenses	80,227	68,059
Current portion of long-term debt	641	30,194

Total Current Liabilities	133,909	154,171
Long-Term Debt—Less Current Portion	161	265
Deferred Taxes	43,867	44,194
Other Long-Term Liabilities	112,056	115,113
Robbins & Myers, Inc. Shareholders’ Equity:
Common stock	153,182	150,344
Retained earnings	358,800	344,530
Accumulated other comprehensive loss	(46,488)	(25,923)

Total Robbins & Myers, Inc. Shareholders’ Equity	465,494	468,951
Noncontrolling Interest	14,684	14,160

Total Equity	480,178	483,111

TOTAL LIABILITIES AND EQUITY	$770,171	$796,854

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Net sales	$146,965	$143,375	$406,297	$485,171
Cost of sales	95,587	93,582	269,955	310,626

Gross profit	51,378	49,793	136,342	174,545
Selling, general & administrative expenses	38,300	37,398	106,982	114,921

Income before interest and income taxes	13,078	12,395	29,360	59,624
Interest expense, net	102	99	406	242

Income before income taxes	12,976	12,296	28,954	59,382
Income tax expense	4,650	1,628	9,949	15,875

Net income including noncontrolling interest	8,326	10,668	19,005	43,507
Less: Net income attributable to noncontrolling interest	164	382	620	950

Net income attributable to Robbins & Myers, Inc.	$8,162	$10,286	$18,385	$42,557

Net income per share:
Basic	$0.25	$0.31	$0.56	$1.28

Diluted	$0.25	$0.31	$0.56	$1.28

Weighted average common shares outstanding:
Basic	32,941	32,829	32,913	33,353

Diluted	33,016	32,845	32,973	33,365

Dividends per share:
Declared	$0.0425	$0.0400	$0.1250	$0.1175

Paid	$0.0425	$0.0400	$0.1250	$0.1175

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	May 31,
	2010	2009
Operating Activities:
Net income including noncontrolling interest	$19,005	$43,507
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	11,646	11,233
Amortization	485	911
Net gain on asset sales	(547)	—
Stock compensation expense	2,200	2,661
Changes in operating assets and liabilities:
Accounts receivable	4,954	32,461
Inventories	(1,070)	(15,711)
Accounts payable	(877)	(31,470)
Accrued expenses	18,532	(20,002)
Other	2,786	1,495

Net Cash and Cash Equivalents Provided by Operating Activities	57,114	25,085

Investing Activities:
Capital expenditures, net of nominal disposals	(6,706)	(12,914)
Proceeds from asset sales	1,094	—

Net Cash and Cash Equivalents Used by Investing Activities	(5,612)	(12,914)

Financing Activities:
Proceeds from debt borrowings	5,648	4,191
Repayments of long-term debt	(35,305)	(7,226)
Net proceeds from issuance of common stock, including stock option tax benefit	639	1,246
Share buyback program	—	(39,114)
Cash dividends paid	(4,115)	(3,929)

Net Cash and Cash Equivalents Used by Financing Activities	(33,133)	(44,832)
Exchange Rate Impact on Cash	(3,841)	(2,198)

Increase (Decrease) in Cash and Cash Equivalents	14,528	(34,859)
Cash and Cash Equivalents at Beginning of Period	108,169	123,405

Cash and Cash Equivalents at End of Period	$122,697	$88,546

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 2010
(Unaudited)
NOTE 1—Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“Company”, “we”, “our” or “us”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of May 31, 2010, and August 31, 2009, and the results of our operations for the three and nine month periods ended May 31, 2010 and 2009, and cash flows for the nine month periods ended May 31, 2010 and 2009. The results of operations for any interim period are not necessarily indicative of results for the full year.
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
Our Company has a Venezuelan subsidiary with net sales, operating income and total assets representing approximately one percent of our consolidated financial statement amounts for fiscal 2009 and year to date fiscal 2010. Regulations in Venezuela require the purchase and sale of foreign currency to be made at an official rate of exchange that is fixed from time to time by the Venezuelan government. We have historically used the official exchange rate to translate the financial statements of our Venezuelan subsidiary which had been fixed at 2.15 bolivar fuerte (“VEF”) to each U.S. Dollar for several years, despite significant inflation. In early January 2010, the Venezuelan government devalued its currency and established a two-tier exchange structure. The official exchange rate was devalued from 2.15 VEF to each U.S. Dollar to 4.30 for non-essential goods and services and to 2.60 for essential goods. We expect our operations to fall into the essential classification. As a result of this devaluation, we translated our Venezuelan subsidiary’s financial statements at the official rate for essential goods of 2.60 VEF to each U.S. Dollar effective as of our second quarter of fiscal 2010.
In addition, the Venezuelan three year cumulative inflation rate exceeded 100 percent as of the beginning of our second quarter of fiscal 2010. As a result, the financial statements of our Venezuelan subsidiary were consolidated and reported under highly inflationary accounting rules in the second quarter of fiscal 2010 and we recorded an income statement exchange loss of $0.6 million. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are and will be remeasured into our Company’s reporting currency (U.S. Dollars) and exchange gains and losses from this remeasurement are and will be reflected in current earnings, rather than accumulated other comprehensive income on the balance sheet, until such time as the economy is no longer considered highly inflationary. Discussions with the Venezuelan authorities are currently underway, and if we are unsuccessful in sustaining the essential goods exchange rate of 2.60 VEF to each U.S. Dollar, we could incur an additional income statement loss; however we do not expect that impact to be material to our financial statements.
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

NOTE 2—Goodwill and Other Intangible Assets
As discussed in Note 1 above, the Company made certain changes to its business segments effective in the first quarter of fiscal 2010. This resulted in a $45.0 million reclassification of goodwill from the Process Solutions segment to the Fluid Management segment. Changes in the carrying amount of goodwill for the nine month period ended May 31, 2010, by operating segment, are as follows:

	Process	Fluid
	Solutions	Mgmt.	Romaco
	Segment	Segment	Segment	Total
		(In thousands)
Balance as of September 1, 2009	$149,578	$106,189	$11,920	$267,687
Chemineer goodwill reclassification	(45,000)	45,000	—	—
Translation adjustments	(7,022)	(288)	(1,577)	(8,887)

Balance as of May 31, 2010	$97,556	$150,901	$10,343	$258,800

Information regarding our other intangible assets is as follows:

	As of May 31, 2010			As of August 31, 2009
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
			(In thousands)
Patents and Trademarks	$10,563	$8,373	$2,190	$11,661	$8,138	$3,523
Non-compete Agreements	8,638	7,657	981	8,998	7,622	1,376
Financing Costs	9,522	9,082	440	9,631	9,145	486
Other	5,162	5,162	—	5,601	5,197	404

Total	$33,885	$30,274	$3,611	$35,891	$30,102	$5,789

The amortization expense for the three and nine month periods ended May 31, 2010 was $144,000 and $485,000 respectively. We estimate that the amortization expense will be approximately $200,000 for the remainder of fiscal 2010 and $700,000 for each of the next five years beginning fiscal 2011. The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from the estimated amounts due to changes in foreign currency exchange rates, impairment of intangible assets, intangible asset acquisitions, accelerated amortization of intangible assets and other events.

NOTE 3—Net Income per Share

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
		(In thousands, except per share amounts)
Numerator:
Net income attributable to Robbins & Myers, Inc.	$8,162	$10,286	$18,385	$42,557

Denominator:
Basic weighted average shares	32,941	32,829	32,913	33,353
Effect of dilutive options and restricted shares/units	75	16	60	12

Diluted weighted average shares	33,016	32,845	32,973	33,365

Basic net income per share	$0.25	$0.31	$0.56	$1.28

Diluted net income per share	$0.25	$0.31	$0.56	$1.28

For the three and nine month periods ended May 31, 2010, 231,000 of stock options outstanding were antidilutive and excluded from the computation of diluted net income per share. For the same periods in the prior year, 250,000 and 247,000 respectively of stock options outstanding were antidilutive and excluded from the computation of diluted net income per share.
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
Changes in our product warranty liability during the period are as follows:

Nine Months Ended
May 31, 2010
(In thousands)
Balance at beginning of the period	$7,221
Warranty expense	2,162
Deductions/payments	(2,875)
Translation adjustment impact	(157)

Balance at end of the period	$6,351

NOTE 5—Long-Term Debt

May 31, 2010
(In thousands)
Debt:
Revolving credit loan	$—
Other	802

Total debt	802
Less current portion	641

Long-term debt	$161

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150,000,000 and includes a $100,000,000 expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement is unsecured except for the pledge of the stock of our U.S. subsidiaries and approximately two-thirds of the stock of certain non-U.S. subsidiaries. We have $26,664,000 of standby letters of credit outstanding at May 31, 2010. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement we have $123,336,000 of unused borrowing capacity.
The Agreement contains certain restrictive covenants including limitations on indebtedness, asset sales, sales and lease backs, and cash dividends as well as financial covenants relating to interest coverage, leverage and net worth. As of May 31, 2010, we are in compliance with these covenants.
We repaid our $30,000,000 of Senior Notes on the May 3, 2010 due date from available cash balances.

NOTE 6—Retirement Benefits
Retirement and other postretirement plan costs are as follows:
Pension Benefits

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Service cost	$479	$570	$1,852	$1,838
Interest cost	2,296	2,286	7,195	7,484
Expected return on plan assets	(1,667)	(2,067)	(5,037)	(6,267)
Amortization of transition (asset)/obligation	(8)	(7)	(25)	(23)
Amortization of prior service cost	184	188	549	564
Amortization of unrecognized losses	700	259	2,296	557
Settlement expense	—	100	—	326

Net periodic benefit cost	$1,984	$1,329	$6,830	$4,479

Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Service cost	$13	$62	$323	$304
Interest cost	306	137	996	1,035
Amortization of prior service cost	54	53	160	159
Amortization of unrecognized losses	307	54	451	404

Net periodic benefit cost	$680	$306	$1,930	$1,902

NOTE 7—Income Taxes
The effective tax rate was 35.8% for the third quarter and 34.4% for the year to date period of fiscal 2010, which approximated the U.S. federal statutory tax rate of 35.0%. Tax expense in the third quarter of fiscal 2010 included a benefit of approximately $800,000 from changes in estimates of uncertain tax positions resulting from information obtained in examinations by tax authorities, reduced by additional tax expense of approximately $600,000 from the finalization of certain estimates upon filing the U.S. federal tax return.
The effective tax rate was 13.2% for the third quarter of fiscal 2009 and 26.7% for the year to date period of fiscal 2009. The fiscal 2009 effective tax rate was lower than the statutory tax rate primarily due to finalizing certain tax estimates in the third quarter of fiscal 2009 with the filing of the Company’s U.S. federal tax return. Excluding this impact, the effective tax rate was 29.9% for the third quarter of fiscal 2009 and 30.2% for the year to date period of fiscal 2009.
NOTE 8—Comprehensive Income (Loss)
The following table sets forth the reconciliation of net income to comprehensive (loss) income:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net income including noncontrolling interest	$8,326	$10,668	$19,005	$43,507
Other comprehensive (loss) income:
Foreign currency translation	(13,892)	28,086	(19,437)	(27,117)
Minimum pension liability adjustment, net of tax	—	—	(675)	—

Comprehensive (loss) income	(5,566)	38,754	(1,107)	16,390
Comprehensive income attributable to noncontrolling interest	(581)	(657)	(1,073)	(245)

Comprehensive (loss) income attributable to Robbins & Myers, Inc.	$(6,147)	$38,097	$(2,180)	$16,145

NOTE 9—Stock Compensation
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. Under the plan, the stock option price per share may not be less than the fair market value per share as of the date of grant. Outstanding grants become exercisable over a three-year period. In addition, we sponsor a long-term incentive plan for selected participants who receive share based grants and also earn performance share based awards on varying target levels, based on earnings per share and return on net assets. As of May 31, 2010, we had $3,217,000 of compensation expense not yet recognized related to nonvested stock awards. The weighted average period over which this compensation cost will be recognized is twenty months. There were 334 stock options exercised in the first nine months of fiscal 2010 and 24,462 shares were exercised in the same period of the prior year.
Total stock compensation expense for all stock based awards for the first nine months of fiscal 2010 and 2009 was $2,200,000 ($1,430,000 after tax) and $2,661,000 ($1,730,000 after tax), respectively.
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

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Unaffiliated Customer Sales:
Fluid Management	$79,813	$72,542	$214,971	$259,943
Process Solutions	39,898	46,373	123,298	148,900
Romaco	27,254	24,460	68,028	76,328

Total	$146,965	$143,375	$406,297	$485,171

Income Before Interest and Income Taxes (“EBIT”):
Fluid Management	$20,104	$17,153	$50,471	$67,660
Process Solutions	(1,895)	2,246	(6,084)	7,468
Romaco	1,357	(464)	939	(1,465)
Corporate and Eliminations	(6,488)	(6,540)	(15,966)	(14,039)

Total	$13,078	$12,395	$29,360	$59,624

	May 31,	August 31,
	2010	2009
	(In thousands)
Identifiable Assets:
Fluid Management	$319,191	$327,491
Process Solutions	237,708	269,146
Romaco	88,093	98,335
Corporate and Eliminations	125,179	101,882

Total	$770,171	$796,854

NOTE 11—Share Repurchase Program
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
NOTE 12—New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued and, in April 2009, amended a new business combination standard codified within Accounting Standards Codification™ (“ASC”) 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. This standard was effective for us on September 1, 2009. The standard had no immediate impact on our consolidated financial statements but could affect our financial position and results of operations depending on future acquisitions.
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
In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which amends ASC 855, “Subsequent Events”. This ASU which was effective immediately, removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. We adopted this standard in the second quarter of fiscal 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.
In May 2010, the FASB issued ASU No. 2010-19, “Foreign Currency Issues: Multiple Foreign Currency Exchange Rates”. The ASU was an announcement made by the staff of the U.S. Securities and Exchange Commission and provided the staff’s view on certain foreign currency issues related to investments in Venezuela. The ASU was effective as of the announcement date of March 18, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.

NOTE 13 —Fair Value Measurements
In September 2006, the FASB issued an accounting standard, codified in ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. We adopted this standard on September 1, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually).
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
The following table summarizes the bases used to measure certain financial assets at fair value on a recurring basis as of May 31, 2010 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$122,697	$122,697	$—	$—

Total assets at fair value	$122,697	$122,697	$—	$—

(1)	Our cash and cash equivalents primarily consist of cash in banks, commercial paper and overnight investments in highly rated financial institutions.
Non-Financial Assets and Liabilities at Fair value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At May 31, 2010, no fair value adjustments or fair value measurements were required for nonfinancial assets or liabilities.
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments. The fair value of long-term debt instruments equal their carrying value due to the short period until maturity or the variable rate nature of the instruments.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Overview
We are a leading designer, manufacturer and marketer of engineered, application-critical equipment and systems for the energy, industrial, chemical and pharmaceutical markets worldwide. We attribute our success to our close and continuing interaction with customers; innovative products; our manufacturing, sourcing and application engineering expertise; competitive cost structure and our ability to serve and support customers globally. We attempt to continually develop initiatives to improve our performance in these key areas. In late calendar year 2008 through mid calendar year 2009, demand for most of our products started slowing due to lower oil and natural gas prices as well as the worldwide economic downturn, which affected our operating results. We responded to these challenging business conditions by cutting costs and initiating restructuring programs which are intended to reduce manufacturing capacity while increasing utilization, standardizing product offerings to allow greater utilization of our lower cost manufacturing capacities, leveraging functional resources, and further integrating our business activities. In addition, we are continuing our focus on emerging markets where economic growth remains well above the global average, and we are committed to increasing margins through productivity initiatives, reductions in discretionary spending and close management of fixed costs. We expect to continue our restructuring and other permanent cost cutting measures through fiscal 2010 and into fiscal 2011. We are cautiously optimistic that worldwide economic recovery will continue to gain strength in our fourth quarter of fiscal 2010, following four quarters of sequential growth in consolidated orders and an increase in consolidated backlog throughout fiscal 2010.
Our Company has a Venezuelan subsidiary with net sales, operating income and total assets representing approximately one percent of our consolidated financial statement amounts for fiscal 2009 and year to date fiscal 2010. As of May 31, 2010, the U.S. Dollar amount of our net assets in Venezuela is approximately $8.8 million. Regulations in Venezuela require the purchase and sale of foreign currency to be made at an official rate of exchange that is fixed from time to time by the Venezuelan government. We have historically used the official exchange rate to translate the financial statements of our Venezuelan subsidiary which had been fixed at 2.15 bolivar fuerte (“VEF”) to each U.S. Dollar for several years, despite significant inflation. In early January 2010, the Venezuelan government devalued its currency and established a two-tier exchange structure. The official exchange rate was devalued from 2.15 VEF to each U.S. Dollar to 4.30 for non-essential goods and services and to 2.60 for essential goods. We expect our operations to fall into the essential classification. As a result of this devaluation, we translated our Venezuelan subsidiary’s financial statements at the official rate for essential goods of 2.60 VEF to each U.S. Dollar effective as of our second quarter of fiscal 2010.
In addition, the Venezuelan three year cumulative inflation rate exceeded 100 percent as of the beginning of our second quarter of fiscal 2010. As a result, the financial statements of our Venezuelan subsidiary were consolidated and reported under highly inflationary accounting rules in the second quarter of fiscal 2010 and we recorded an income statement exchange loss of $0.6 million. Under highly inflationary accounting, the financial statements of our Venezuelan subsidiary are and will be remeasured into our Company’s reporting currency (U.S. Dollars) and exchange gains and losses from this remeasurement are and will be reflected in current earnings, rather than accumulated other comprehensive income on the balance sheet, until such time as the economy is no longer considered highly inflationary. Discussions with the Venezuelan authorities are currently underway, and if we are unsuccessful in sustaining the essential goods exchange rate of 2.60 VEF to each U.S. Dollar, we could incur an additional income statement loss; however we do not expect that impact to be material to our financial statements.
With approximately 62% of our sales outside the United States, our reported sales were favorably impacted by foreign currency translation in the first nine months of fiscal 2010 compared with the same period in the prior year, due to the U.S. Dollar weakening relative to our other principal operating currencies. Additionally, the assets and liabilities of our foreign operations are translated at the exchange rates in effect at the balance sheet date, with related gains or losses reported as a separate component of shareholders’ equity, except for Venezuela discussed above.
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
Fluid Management. Order levels from customers served by our Fluid Management segment have recovered from fiscal 2009 and are showing a strong upward trend in fiscal 2010. Our primary objectives for this segment are to expand our geographic reach, commercialize new products in our niche market sectors, develop new customer relationships, capture synergies within the segment and more tightly integrate our operations. Our Fluid Management business segment designs, manufactures and markets equipment and systems, including hydraulic drilling power sections, down-hole and industrial progressing cavity pumps, wellhead systems, rod guides, tubing rotators, pipeline closures and customized fluid agitation equipment and systems. These products are used in oil and gas exploration and recovery, specialty chemical, wastewater treatment and a variety of other industrial applications.
Process Solutions. Order levels in our Process Solutions segment have improved sequentially each quarter of fiscal 2010. However, pricing trends remain unfavorable, especially in global chemical markets. Our primary objectives in this segment are to improve productivity, rationalize capacity through integration of operations and process improvements, increase capabilities and leverage our lower cost locations, integrate and harmonize our global standards and increase our focus on aftermarket opportunities. We are also aiming to create a more fully integrated supply chain and go-to-market business model to improve the effectiveness and efficiency of the distribution of our brands and to enhance our revenue growth. Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels, customized process equipment and systems and customized fluoropolymer-lined fittings, vessels and accessories, primarily for the pharmaceutical and specialty chemical markets.
Romaco. The primary target markets for Romaco include pharmaceutical, healthcare and cosmetics. Order levels in our Romaco segment have also trended higher in the first nine months of fiscal 2010 compared with fiscal 2009. Our primary objectives are to maintain our simplified business model, streamline operations by consolidating duplicate facilities, further develop our global distribution capabilities, and increase our focus on aftermarket opportunities. Our Romaco business segment designs, manufactures and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutriceutical and cosmetic industries. Packaging applications include dosing; filling and sealing of vials, capsules, tubes, bottles and blisters; tablet counting and packaging for bottles; blister and sachet packaging for various products including tablets and powder; customized packaging; as well as secondary processing for sauces and semi solids.

The following tables present the components of our consolidated income statement and segment information for the three and nine month periods of fiscal 2010 and 2009.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.0	65.3	66.4	64.0

Gross profit	35.0	34.7	33.6	36.0
SG&A expenses	26.1	26.1	26.4	23.7

EBIT	8.9%	8.6%	7.2%	12.3%

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2010	2009	2010	2009
	(In thousands, except percents)
Segment
Fluid Management:
Sales	$79,813	$72,542	$214,971	$259,943
EBIT	20,104	17,153	50,471	67,660
EBIT %	25.2%	23.6%	23.5%	26.0%

Process Solutions:
Sales	$39,898	$46,373	$123,298	$148,900
EBIT	(1,895)	2,246	(6,084)	7,468
EBIT %	(4.7)%	4.8%	(4.9)%	5.0%

Romaco:
Sales	$27,254	$24,460	$68,028	$76,328
EBIT	1,357	(464)	939	(1,465)
EBIT %	5.0%	(1.9)%	1.4%	(1.9)%
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

Three months ended May 31, 2010 and May 31, 2009
Net Sales
Consolidated net sales for the third quarter of fiscal 2010 were $147.0 million, $3.6 million higher than net sales for the third quarter of fiscal 2009. Excluding the impact of currency translation, sales increased marginally by $0.6 million, or 0.4%.
The Fluid Management segment had sales of $79.8 million in the third quarter of fiscal 2010 compared with $72.5 million in the third quarter of fiscal 2009. Currency translation accounted for $1.5 million of the increase, and the remaining $5.8 million increase, or 8.0%, was primarily from increased demand for oilfield equipment products due to higher levels of oil and gas exploration and recovery activity. This higher activity was fueled by higher oil prices worldwide in the second and third quarters of fiscal 2010 compared with the same period in the prior year, a higher level of demand for horizontal drilling rigs used in shale formations and higher general industrial activity, especially in our third quarter of fiscal 2010. Orders for this segment were impacted by the same factors and increased to $85.0 million in the third quarter of fiscal 2010 compared with $49.7 million in the prior year period, when oil and gas prices were beginning to decline after reaching record highs. Excluding the marginal impact of foreign currency translation, orders increased by $33.6 million, or 67.6%. Ending backlog at May 31, 2010 is $52.0 million compared with $35.1 million at August 31, 2009.
The Process Solutions segment had sales of $39.9 million in the third quarter of fiscal 2010 compared with $46.4 million in the third quarter of fiscal 2009, a decrease of 14.0%. Excluding the impact of currency translation, sales decreased $8.0 million, or 17.2%, over the prior year period. Orders for this segment were $47.3 million in the third quarter of fiscal 2010 compared with $42.0 million in the prior year period. Adjusting for changes in currency exchange rates, orders increased by 12.0% from prior year period. This increase, we believe, is due to the recovery from the economic downturn and credit crises in the prior year. Ending backlog at May 31, 2010 is $68.3 million compared with $59.7 million at August 31, 2009.
The Romaco segment, which is a European-based business, had sales of $27.3 million in the third quarter of fiscal 2010 compared with $24.5 million in the third quarter of fiscal 2009. Excluding the impact of currency translation, sales increased $2.8 million or 11.3% from the prior year period. Orders for the third quarter of fiscal 2010 were $26.9 million and comparable to $27.3 million in the same period in the prior year. Excluding the marginal impact due to foreign currency, orders in the third quarter of fiscal 2010 were $0.8 million lower than the same period in the prior year. Ending backlog at May 31, 2010 is $39.7 million compared with $40.1 million at August 31, 2009.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the third quarter of fiscal 2010 was $13.1 million, an increase of $0.7 million from the third quarter of fiscal 2009. This slight increase in EBIT, resulting from strong performance by our Fluid Management and Romaco segments was dampened by decreased sales volume and pricing pressure in our Process Solutions segment.
The Fluid Management segment had EBIT of $20.1 million in the third quarter of fiscal 2010 compared with $17.2 million in the third quarter of fiscal 2009. This increase in EBIT is primarily due to the higher sales volume described above compared with the third quarter of fiscal 2009.
The Process Solutions segment had negative EBIT of $1.9 million in the third quarter of fiscal 2010 compared with EBIT of $2.2 million in the third quarter of fiscal 2009, a decrease of $4.1 million. The decrease in EBIT is due principally to the sales decrease described above and pricing pressure in certain product lines.
The Romaco segment had EBIT of $1.4 million in the third quarter of fiscal 2010, compared with negative EBIT of $0.5 million in the same period of fiscal 2009. We believe that the increased profitability in our third quarter of fiscal 2010 compared with the same period in the prior year was due to improved sales as described above and from our continuing operational streamlining, personnel reductions and cost-cutting measures.
Income Taxes
The effective tax rate was 35.8% for the third quarter of fiscal 2010 compared with 13.2% in the prior year period. The third quarter fiscal 2010 effective tax rate approximated the U.S. federal statutory rate, while the third quarter fiscal 2009 effective tax rate was lower than the statutory tax rate due to finalizing certain tax estimates in the third quarter of fiscal 2009 with the filing of the Company’s U.S. federal tax return.
Nine months ended May 31, 2010 and May 31, 2009
Net Sales
Consolidated net sales for the first nine months of fiscal 2010 were $406.3 million, $78.9 million lower than net sales for the same period of fiscal 2009. Excluding the impact of currency translation, sales decreased by $92.2 million, or 19.0% , due to lower sales in all three of our segments in the first six months of fiscal 2010. Sales in the third quarter of fiscal 2010 were higher than the comparable period of the prior year.
The Fluid Management segment had sales of $215.0 million in the first nine months of fiscal 2010 compared with $259.9 million in the same period of fiscal 2009. Excluding the impact of foreign currency translation, sales decreased $48.8 million, or 18.8%. Although sales were strong in the third quarter of fiscal 2010, the nine month fiscal 2010 sales decrease was primarily due to lower customer demand early in the fiscal year resulting from reduced levels of oil and gas exploration and recovery activity in that period. Orders for this segment were $233.0 million in the first nine months of fiscal 2010 compared with $216.7 million in the same period in fiscal 2009 and are substantially higher than latter fiscal 2009 when demand was at a low. Ending backlog at May 31, 2010 is $52.0 million compared with $35.1 million at August 31, 2009.
The Process Solutions segment had sales of $123.3 million in the first nine months of fiscal 2010 compared with $148.9 million in the same period of fiscal 2009. Excluding currency translation impact, sales decreased $31.2 million, or 21.0%, from the prior year period. Segment orders in the first nine months of fiscal 2010 continued to improve from the latter half of fiscal 2009 to $134.0 million reflecting improved market conditions, but were lower than the $140.3 million in the same period in the prior year due to the large level of orders in the first quarter of fiscal 2009. Excluding currency translation, orders in the first nine month period of fiscal 2010 decreased by $10.9 million, or 7.8%, from the same period in the prior year. Ending backlog at May 31, 2010 is $68.3 million compared with $59.7 million at August 31, 2009.
The Romaco segment had sales of $68.0 million in the first nine months of fiscal 2010 compared with $76.3 million in the same period of fiscal 2009. Excluding the impact of currency translation, sales decreased $12.1 million, or 15.9% over the prior year period. Orders in the first nine month of fiscal 2010 were $84.8 million compared with $75.2 million in the same period of prior year. Adjusting for changes in currency exchange rates, orders increased 4.9% from the same period of fiscal 2009. We believe this order increase is an outcome of the global economic recovery combined with our increased focus on market opportunities and product innovation. Ending backlog at May 31, 2010 is $39.7 million compared with $40.1 million at August 31, 2009.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the first nine months of fiscal 2010 was $29.4 million, a decrease of $30.3 million from the same period of the prior year. Excluding the impact of currency translation, EBIT decreased by $30.9 million. This decrease is mainly attributable to the lower sales volume described above in all of our segments and pricing pressure in our Process Solutions segment. Consistent with the sales variances described above, the unfavorable variances related to the first six months of the fiscal year.
The Fluid Management segment had EBIT of $50.5 million in the first nine months of fiscal 2010 compared with $67.7 million in the same prior year period. Excluding the impact of currency translation, EBIT decreased by $17.8 million, or 26.4%. This decrease is mainly due to the sales decrease described above and a Venezuelan hyper-inflationary currency loss of $0.9 million, offset by an insurance recovery of $0.8 million and an asset sale gain of $0.6 million.
The Process Solutions segment had negative EBIT of $6.1 million in the first nine months of fiscal 2010 compared with EBIT of $7.5 million in the comparable period of fiscal 2009. Excluding the impact of currency translation, nine month EBIT declined $13.4 million. This decrease is due principally to lower sales and pricing pressure in certain product lines in fiscal 2010.
The Romaco segment had EBIT of $0.9 million in the first nine months of fiscal 2010, compared with negative EBIT of $1.5 million in the same period of prior year. Currency translation did not impact EBIT in this segment.

This increase in EBIT, despite lower sales in the first nine months of fiscal 2010 year resulted from operational efficiencies.
Corporate costs were $1.9 million higher in the first nine months of fiscal 2010 compared with the same period in fiscal 2009, primarily due to costs associated with strategic and legal matters.
Income Taxes
The effective tax rate was 34.4% for the first nine months of fiscal 2010 compared with 26.7% in the comparable prior year period. The current year rate approximates the U.S. statutory tax rate. The prior year effective tax rate was lower than the statutory tax rate, primarily due to finalizing certain tax estimates in the third quarter of fiscal 2009 with the filing of the Company’s U.S. federal tax return.
Liquidity and Capital Resources
Operating Activities
In the first nine months of fiscal 2010, our cash flow provided by operations was $57.1 million, $32.0 million higher than in the same period of the prior year. This increase from the prior year, despite lower net income, was from positive contributions from working capital compared with the prior year. Specifically within accrued expenses, positive cash contributions resulted from increased customer advance payments and accruals for variable employee compensation.
We expect our available cash, fiscal 2010 operating cash flow and amounts available under our credit agreement to be adequate to fund fiscal year 2010 operating needs, shareholder dividends, capital expenditures and additional share repurchases, if any.
Investing Activities
Our capital expenditures were $6.7 million in the first nine months of fiscal 2010 compared with $12.9 million in the first nine months of fiscal 2009. We reduced our capital expenditures due to lower production levels and completion of prior year investment programs.
Financing Activities
We repaid our $30.0 million of Senior Notes on the May 3, 2010 due date from available cash balances.
On October 27, 2008 we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares. We previously acquired approximately 2.0 million of our outstanding common shares for $39.1 million under the repurchase program in the first quarter of fiscal 2009. There were no such share repurchases in the first nine months of fiscal 2010.
Credit Agreement
Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150.0 million and includes a $100.0 million expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement is unsecured, except for the pledge of the stock of our U.S. subsidiaries and approximately two-thirds of the stock of certain non-U.S. subsidiaries. While no amounts are outstanding under the Agreement at May 31, 2010, we have $26.7 million of standby letters of credit outstanding at May 31, 2010. These standby letters of credit are used as security for advance payments received from customers, and for future payments to our vendors and reduce the amount we may borrow under the Agreement. Accordingly, under the Agreement we have $123.3 million of unused borrowing capacity.
Six banks participate in our revolving credit agreement. We are not dependent on any single bank for our financing needs.

Following is information regarding our long-term contractual obligations and other commitments outstanding as of May 31, 2010:

	Payments Due by Period
Long-term contractual
obligations	Total	One year or less	Two to three years	Four to five years	After five years
			(In thousands)
Long-term debt	$802	$641	$161	$—	$—
Operating leases (1)	14,000	5,000	6,000	2,000	1,000

Total contractual cash obligations	$14,802	$5,641	$6,161	$2,000	$1,000

(1)	Operating leases are estimated as of May 31, 2010, and consist primarily of building and equipment leases.
Unrecognized tax benefits, including interest and penalties, in the amount of $5.0 million, have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of the future payments. The only other commercial commitments outstanding at May 31, 2010 were standby letters of credit of $26.7 million, which are substantially due within one year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In our normal operations, we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended May 31, 2010, except for the effect of the change to highly inflationary accounting for our Venezuelan subsidiary as discussed in the “Overview” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at Item 2 of this Report. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2009.
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of May 31, 2010. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.
Based on this evaluation, management, including our Chief Executive Officer and our Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of May 31, 2010.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A summary of the Company’s repurchases of its common shares during the quarter ended May 31, 2010 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares Purchased as	Maximum Number of Shares
	Total Number	Average Price	Part of Publicly	that May
	of Shares	Paid per	Announced Plans or	Yet Be Purchased Under
Period	Purchased (a)	Share	Programs(b)	the Plans or Programs
March 2010	0	—	0	992,463
April 2010	0	—	0	992,463
May 2010	0	—	0	992,463

Total	0		0

(a)	The Company did not purchase any of its common shares during the quarter ended May 31, 2010.

(b)	On October 27, 2008, our Board of Directors approved the repurchase of up to 3.0 million of our outstanding common shares (the “Program”). In the first quarter of fiscal 2009, we repurchased an aggregate of 2,007,537 of our outstanding common shares pursuant to the Program. In connection with the Program, the Company entered into a Rule 10b5-1 securities repurchase plan which was effective November 17, 2008 through January 7, 2009. The Program will expire when we have repurchased all the authorized shares under the Program, unless terminated earlier by a Board resolution.
Item 6. Exhibits
     a) Exhibits – see INDEX TO EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.

DATE:	June 24, 2010	BY	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE:	June 24, 2010	BY	/s/ Kevin J. Brown
Kevin J. Brown
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	(F)

	31.2	Rule 13a-14(a) CFO Certification	(F)

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	(F)

	32.2	Section 1350 CFO Certification	(F)

“F”	Filed herewith.