Form 10-K
period 2010-08-31
ROBBINS & MYERS INC
filed 2010-10-26
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________
Commission File Number 001-13651
ROBBINS & MYERS, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-0424220

(State or other jurisdiction of	(I.R.S. Employer
incorporation)	Identification No.)

51 Plum St., Suite 260, Dayton, OH	45440

(Address of principal executive offices)	(Zip Code)
(937) 458-6600

Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Shares, without par value	New York
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

Aggregate market value of Common Shares, without par value, held by non-affiliates of the Company at February 28, 2010 (the last business day of the Company’s second fiscal quarter), based on the closing sales price on the New York Stock Exchange on February 26, 2010	$651,071,375

Number of Common Shares, without par value, outstanding at September 30, 2010	32,962,195
DOCUMENT INCORPORATED BY REFERENCE
Portions of Robbins & Myers, Inc. definitive Proxy Statement for its 2011 Annual Meeting of Shareholders (the date of which has not yet been finally determined) are incorporated by reference in Part III of this Report or will be contained in an amendment to this Form 10-K. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

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
OVERVIEW
Robbins & Myers, Inc. is an Ohio corporation. As used in this report, the terms “Company,” “we,” “our,” or “us” mean Robbins & Myers, Inc. and its subsidiaries unless the context indicates another meaning. We are a leading supplier of engineered equipment and systems for critical applications in global energy, industrial, chemical and pharmaceutical markets. Our success is based on close and continuing interaction with our customers, application expertise, innovation, customer support and a competitive cost structure. Our fiscal 2010 sales were approximately $585 million.
Beginning with the first quarter of fiscal 2010, we realigned our business segment reporting structure as a result of organizational, management and operational changes implemented in the first quarter of fiscal 2010. Our Chemineer brand is now included in our Fluid Management segment, instead of the Process Solutions segment where it was previously reported. Previously reported results have been reclassified to reflect this reporting structure.
On October 6, 2010, the Company, Triple Merger I, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, Triple Merger II, Inc., a Delaware corporation and wholly owned subsidiary of the Company, and T-3 Energy Services, Inc., a Delaware corporation (“T-3”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the transaction, which has been unanimously approved by the Boards of Directors of both the Company and T-3, T-3 stockholders will receive 0.894 common shares of the Company, without par value, plus $7.95 in cash, without interest, for each share of common stock of T-3, par value $0.001 per share, they own. Consummation of the transaction is subject to customary closing conditions, including among others, obtaining certain regulatory approvals and approval of the Company’s shareholders and the stockholders of T-3.
Information concerning our sales, income before interest and income taxes (“EBIT”), identifiable assets by segment and sales and tangible assets by geographic area for the years ended August 31, 2010, 2009 and 2008 is set forth in Note 13 to the Consolidated Financial Statements included at Item 8 and is incorporated herein by reference.
Fluid Management Segment
Our Fluid Management business segment designs, manufactures and markets equipment and systems used in oil and gas exploration, recovery and transportation, specialty chemical, wastewater treatment and a variety of other industrial applications. Primary brands include Moyno®, Yale®, New Era®, Chemineer®, TARBY® and Hercules®. Our products and systems include hydraulic drilling power sections; down-hole and industrial progressing cavity pumps and related products such as grinders for applications involving the flow of viscous, abrasive and solid-laden slurries and sludge; standard and customized fluid-agitation equipment and systems; and a broad line of ancillary equipment for the energy sector, such as rod guides, rod and tubing rotators, wellhead systems, pipeline closure products and valves.
Sales, Marketing and Distribution. We sell our rotors and stators for hydraulic drilling power sections through a direct sales force. We sell our tubing wear prevention products, down-hole pump systems, wellhead equipment, closure products and industrial pumps through major distributors as well as our direct sales force and service centers in key oilfield locations worldwide. Industrial mixers and agitation equipment products are primarily sold through manufacturers’ representatives. Backlog at August 31, 2010 was $58.1 million, compared with $35.1 million at August 31, 2009.
Aftermarket Sales. Aftermarket sales consist principally of selling replacement components for our pumps, as well as the relining of stators and the refurbishment of rotors for the energy market. Our aftermarket business for the Chemineer® line primarily consists of selling replacement parts. Aftermarket sales represented approximately 28% of the sales in this segment in fiscal 2010. However, replacement items, such as power section rotors and stators, down-hole pump rotors and rod guides are components of larger systems that wear out after regular usage. These are often sold as complete products and are not identifiable by us as aftermarket sales.

Markets and Competition. We believe we are the leading independent manufacturer of rotors and stators for hydraulic drilling power sections in the markets we serve. We are also a leading manufacturer of rod guides, wellhead components, pipeline closure products and down-hole progressing cavity pumps worldwide. While the oil and gas exploration and recovery equipment marketplace is highly fragmented, we believe that with our leading brands and products we are effectively positioned to serve customers with an attractive range of products and services. The mixing equipment industry in which our Chemineer® brand participates is highly competitive and fragmented. We believe we are one of the market leaders in North America. We also have a large installed base and a significant market share in progressing cavity pumps in the U.S. and Canada, but a smaller presence in Europe and Asia. In addition, there are several other types of positive displacement pumps, including gear, lobe and diaphragm pumps that compete with progressing cavity pumps in certain applications.
Process Solutions Segment
Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels. We also provide alloy steel vessels, heat exchangers, other fluid systems, wiped film evaporators and packaged process systems. In addition, we also provide customized fluoropolymer-lined fittings, vessels and accessories. The primary markets served by this segment are the pharmaceutical and specialty chemical markets. Primary brands are Pfaudler®, Tycon-Technoglass®, and Edlon®.
Sales, Marketing and Distribution. We primarily manufacture, market, sell and service glass-lined reactors, storage vessels and thermal and other fluid processing systems through our direct sales and service force, as well as manufacturers’ representatives in certain geographic markets. Backlog at August 31, 2010 was $78.7 million compared with $59.7 million at August 31, 2009.
Aftermarket Sales. Aftermarket products and services, which include field service, replacement parts, accessories and reconditioning of glass-lined vessels, are an important part of our glass-lined reactor product line. Our aftermarket capabilities and presence allow us to service our large installed base of Pfaudler® glass-lined vessels and to meet the needs of our customers who outsource various maintenance and service functions. We also service competitors’ equipment in the U.S. and in Europe. In addition, we refurbish and sell used, glass-lined vessels. Aftermarket sales represented approximately 37% of this segment’s sales in fiscal 2010.
Markets and Competition. We believe we have the number one worldwide market position in sales value for quality glass-lined reactors and storage vessels, competing principally with smaller European companies. Competition in Europe has increased over the past two years due to a significant decline in customer orders resulting in increasing pricing pressure. There are also Asian suppliers who compete in local markets based on a lower quality specification. Our Edlon® brand primarily competes by offering highly engineered products and products made for special needs, and tend to compete with other niche suppliers.
Romaco Segment
Our Romaco business segment designs, manufactures and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutraceutical, food and cosmetic industries. Packaging applications include blister and strip packaging for various products including tablets, effervescent tablets and capsules; filling of both liquid and powder into vials and bottles, capsule and tube filling; tablet counting and packaging for bottles; customized packaging for drug delivery devices; as well as secondary processing for liquids and semi solids. Primary brands are Noack®, Siebler®, FrymaKoruma®, Macofar® and Promatic®.
Sales, Marketing and Distribution. We sell Romaco products worldwide through an extensive network of manufacturers’ representatives and third party distributors which we supplement with our direct sales and service centers in certain strategic markets. Backlog at August 31, 2010 was $38.3 million compared with $40.1 million at August 31, 2009. The 2009 backlog included a $9 million order from fiscal 2006 that was cancelled in the second quarter of fiscal 2010.
Aftermarket Sales. Aftermarket sales of our Romaco business were approximately 36% of this segment’s fiscal 2010 sales, consisting largely of replacement parts for the installed base of equipment.
Markets and Competition. We believe Romaco operates in an industry with many competitors, none of which is dominant. Given the fragmented nature of the industry, we believe there are opportunities to expand our market share through technical innovation, increased product applications and additional sales channel development.

Other Consolidated Information
BACKLOG
Our total order backlog was $175.1 million at August 31, 2010 compared with $135.0 million at August 31, 2009. We expect to ship substantially all of our backlog during the next 12 months.
CUSTOMERS
No customer represented more than 5% of consolidated sales in fiscal 2010, 2009 or 2008.
RAW MATERIALS
Raw materials are purchased from a broad supplier base that is often located in the same regions as our facilities. Over the last three years the prices of raw materials, especially steel, have been volatile. Our supply of steel and other raw materials and components has been adequate and available without significant delivery delays. No events are known or anticipated that would change the availability of raw materials. No one vendor provides more than 5% of our supplied materials.
GENERAL
We own a number of patents relating to the design and manufacture of our products. While we consider these patents important to our operations, we believe that the successful manufacture and sale of our products depend more upon application expertise and manufacturing skills. We are committed to maintaining high quality manufacturing standards and have completed ISO certification at many of our facilities.
During fiscal 2010, we spent approximately $7.0 million on research and development activities compared with $6.7 million in fiscal 2009 and $6.5 million in fiscal 2008. These amounts do not include significant engineering development costs incurred in conjunction with fulfilling custom customer orders and executing customer projects.
Compliance with federal, state and local laws regulating the discharge of materials into the environment is not anticipated to have any material effect upon the Company’s capital expenditures, earnings or competitive position.
At August 31, 2010, we had 2,965 employees, which included approximately 400 employees at majority-owned joint ventures. Approximately 255 of our U.S. employees were covered by collective bargaining agreements at various locations. In addition, approximately 810 of our non-U.S. employees were covered by government-mandated agreements in their respective countries. The Company considers labor relations at each of its locations to be generally good.
CERTIFICATIONS
Peter C. Wallace, our President and Chief Executive Officer, certified to the New York Stock Exchange (“NYSE”) on February 16, 2010 that, as of that date, he was not aware of any violation by the Company of the NYSE’s Corporate Governance Listing Standards. We have filed with the Securities and Exchange Commission (“SEC”) the certifications of Mr. Wallace and Christopher M. Hix, our Chief Financial Officer, that are required by Section 302 of the Sarbanes-Oxley Act of 2002 relating to the financial statements and disclosures contained in our Annual Report on Form 10-K for the year ended August 31, 2010.
AVAILABLE INFORMATION
We make available free of charge on or through our web site, at www.robn.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Additionally, the public may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F. Street, NE., Washington, D.C., 20549. Information regarding operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. Information that we file with the SEC is also available at the SEC’s web site at www.sec.gov.
We also post on our web site the following corporate governance documents: Corporate Governance Guidelines, Code of Business Conduct and the Charters of our Audit, Compensation, and Nominating and Governance Committees. Written copies of the foregoing documents may also be requested from our Corporate Secretary, Robbins & Myers, Inc., 51 Plum Street, Suite 260, Dayton, Ohio 45440.

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
In 2008, general worldwide economic conditions significantly deteriorated. While these conditions improved in fiscal 2010, the improvement has not been uniform and these business conditions could prolong or worsen. Furthermore, our backlog may not be converted to revenue due to customer order cancellations.
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
In addition, our defined benefit employee plans invest in fixed income and equity securities to fund employee obligations under those plans. The performance of the financial markets and interest rates impact our funding obligations under our defined benefit pension plans. Significant changes in market interest rates, decreases in the fair value of our plan assets and investment losses on plan assets may increase our future funding obligations and adversely impact our results of operations and cash flows over the long-term.
Our restructuring activities could affect our business and financial results.
In response to the 2008 worldwide economic downturn, and to improve operational efficiency, we initiated programs to streamline operations and reduce expenses, including measures such as reductions in workforce, discretionary spending and capital expenditures. We expect these comprehensive initiatives to generate significant savings that we can invest in our growth initiatives and long-term value enhancing strategy. Our failure to generate significant cost savings and margin improvement from these initiatives could adversely affect our profitability and weaken our competitive position. Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements, which could result in the loss of customers, loss of market share and otherwise adversely affect our business and financial results.
Approximately 59% of our sales are to customers outside the United States, and we are subject to economic and political and currency fluctuation risks or devaluation associated with international operations.
Approximately 59% of our fiscal 2010 sales were to customers outside the U.S., and we maintain primary operations in 15 countries. Conducting business outside the U.S. is subject to risks, including currency exchange rate fluctuations and the possibility of hyper-inflationary conditions; changes in regional, political or economic conditions including trade protection measures, such as tariffs or import/export restrictions; subsidies or increased access to capital for firms who are currently, or may emerge, as competitors in countries in which we have operations; partial or total expropriation; unexpected changes in regulatory requirements; and international sentiment towards the U.S. One or more of these factors could have a material adverse effect on our international operations. Furthermore, unexpected and dramatic devaluations of currencies in developing or emerging markets, such as the recent devaluation of the Venezuelan bolivar, could negatively affect the value of our earnings from, and of the assets located in, those markets.
Regulatory and legal developments including changes to United States taxation rules, health care reform and recent governmental climate change initiatives could negatively affect our financial performance.
Our operations and the markets we compete in are subject to numerous federal, state, local and foreign governmental laws and regulations. Existing laws and regulations may be revised or reinterpreted and new laws and regulations, including taxation rules, health care reform and recent governmental climate change initiatives, may be adopted or become applicable to us or our customers. These regulations are complex, change frequently and have tended to become more stringent over time and may increase our costs and reduce profitability. We cannot predict the form any such new laws or regulations will take or the impact these laws and regulations will have on our business or operations. However, significant changes in governmental laws and regulations could adversely affect our future results of operations.
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
Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies or due to changes in accounting standards.
The methods, estimates and judgments we use in applying our accounting policies could have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part II, Item 7 of this Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. Additionally, changes in accounting standards, including new interpretations and application of accounting standards, may change our reported financial condition, results of operations or cash flow.
Any impairment in the value of our intangible assets, including goodwill, would negatively affect our operating results and total capitalization.
Our total assets reflect substantial intangible assets, primarily goodwill. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been any impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, if market conditions for businesses acquired decline, if significant and prolonged negative industry or economic trends continue, if our stock price and market capitalization declines, or if future cash flow estimates decline, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material.
Work stoppages, union and works council campaigns, labor disputes and other matters associated with our labor force could adversely impact our results of operations and cause us to incur incremental costs.
We have a number of U.S. collective bargaining units and various non-U.S. collective labor arrangements. We are subject to potential work stoppages, union and works council campaigns and potential labor disputes, any of which could adversely impact our productivity and results of operations.
The Company’s growth and results of operations may be adversely affected if the Company is unsuccessful in its capital allocation and acquisition program or unable to successfully divest non-core assets and businesses.
The Company expects to continue its strategy of seeking to acquire value creating add-on businesses that broaden its existing companies and their global reach as well as, in the right circumstances, strategically pursuing larger, stand-alone businesses that have the potential to either complement its existing companies or allow the Company to pursue a new platform. However, there can be no assurance that the Company will find suitable businesses to purchase or that the associated price would be acceptable. If the Company is unsuccessful in its acquisition efforts, then its ability to grow could be adversely affected. In addition, a completed acquisition, such as the potential acquisition of T-3 Energy Services, Inc., may underperform relative to expectations, be unable to achieve synergies originally anticipated, or require the payment of additional expenses for assumed liabilities. Further, failure to allocate capital appropriately could also result in over exposure in certain markets and geographies. These factors could potentially have an adverse impact on the Company’s operating profits and cash flows. The inability to dispose of non-core assets and businesses on satisfactory terms and conditions and within the expected time frame could also have an adverse affect on our results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our executive offices are leased in Beavercreek Township, near Dayton, Ohio. Set forth below is certain information relating to our principal operating facilities. We consider our properties, as well as the related machinery and equipment, to be suitable for their intended purposes.

			Square Footage
		Sales/	(in thousands)
	Manufacturing	Service	Owned	Leased
Function and size by segment:
Fluid Management	13	16	1,008	153
Process Solutions	12	—	1,667	149
Romaco	5	1	221	80

	North America	South America	Europe	Asia/Australia
Geographical locations by segment:
Fluid Management	23	3	1	2
Process Solutions	3	1	5	3
Romaco	1	—	5	—
ITEM 3. LEGAL PROCEEDINGS
There are claims, suits and complaints arising in the ordinary course of business filed or pending against us. Although we cannot predict the outcome of such claims, suits and complaints with certainty, we do not believe that the disposition of these matters will have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 4. [REMOVED AND RESERVED]
Executive Officers of the Registrant
Peter C. Wallace, age 56, has been President and Chief Executive Officer of the Company since July 12, 2004. From October 2001 to July 2004, Mr. Wallace was President and CEO of IMI Norgren Group (sophisticated motion and fluid control systems for original equipment manufacturers). He was employed by Rexnord Corporation (power transmission and conveying components) for 25 years serving as President and Group Chief Executive from 1998 until October 2001 and holding a variety of senior sales, marketing, and international positions prior thereto.
Christopher M. Hix, age 48, has been our Vice President and Chief Financial Officer since August 2006. He held various corporate finance and business development positions with Roper Industries (diversified industrial products) from 2001 to July 2006, the most recent being Vice President, Business Development and Assistant Secretary. He was Chief Financial Officer and Vice President of Customer Support for Somero Enterprises, Inc. from 1999 to 2001. From 1991 to 1999 he was with Roper Industries serving in various senior business unit financial and operational leadership positions.
Saeid Rahimian, age 52, has been a Corporate Vice President and President, Fluid Management, since September 2005. He was Group Vice President and President of our R&M Energy Systems and Reactor Systems businesses from May 2004 to September 2005. He has also been President of our R&M Energy Systems business from 1998 to May 2004. Prior to 1998 he held various positions within Robbins & Myers, Inc.
Jeffrey L. Halsey, age 58, has been our Vice President, Human Resources since July 2007. He held various Human Resources positions with ABB Ltd. from 1989 through 2006, most recently as Group Senior Vice President, Human Resources for ABB Inc. Prior to 1989 he was Vice President, Employee Relations for Pullman, Inc.

Kevin J. Brown, age 52, has been our Corporate Controller and Chief Accounting Officer since October 2006. He was our Vice President of Corporate Services, Investor Relations & Compliance from August 2006 to October 2006 and he was our Vice President and Chief Financial Officer from January 2000 to August 2006. Previously, he was our Controller and Chief Accounting Officer since December 1995. Prior to joining us, he was employed by the accounting firm of Ernst & Young LLP for 15 years.
Michael J. McAdams, age 61, has been our Treasurer since October 2005, and was Assistant Treasurer from September 2004 to September 2005. From 1999 to 2003, he was Treasurer of Evenflo Company, Inc. He was Treasurer of Advanced Silicon Materials, Inc. from 1996 to 1999. He was also employed by Armco, Inc. for 15 years, holding various finance positions, including the position of Assistant Treasurer.
Linn S. Harson, age 45, has been our Secretary and General Counsel since January 2009. She has been with the law firm of Thompson Hine LLP since 1996, and a partner in the same firm since January 2005.
The term of office of our executive officers is until our 2011 Annual Meeting of Directors (the date of which has not yet been finally determined) or until their respective successors are elected.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(A) Our common shares trade on the New York Stock Exchange under the symbol RBN. The prices presented in the following table are the high and low closing prices for the common shares for the periods presented.

			Dividends
			Declared and
Fiscal 2010	High	Low	Paid per Share
1st Quarter ended Nov. 30, 2009	$25.76	$22.33	$0.0400
2nd Quarter ended Feb. 28, 2010	26.45	22.22	0.0425
3rd Quarter ended May 31, 2010	27.60	20.95	0.0425
4th Quarter ended Aug. 31, 2010	25.00	20.56	0.0425

Fiscal 2009
1st Quarter ended Nov. 30, 2008	$43.19	$16.53	$0.0375
2nd Quarter ended Feb. 28, 2009	20.02	15.71	0.0400
3rd Quarter ended May 31, 2009	22.19	13.45	0.0400
4th Quarter ended Aug. 31, 2009	23.76	17.49	0.0400
(B) As of September 30, 2010, we had 333 shareholders of record.
(C) Dividends paid on common shares are presented in the table in Item 5(A). Our credit agreement includes certain covenants which restrict our payment of dividends above $10,000,000 plus a carry over amount from the prior year, which is 50% of the amount that such dividends were under $10,000,000.
(D) In fiscal 2010 there were no sales of unregistered securities.
(E) A summary of the Company’s repurchases of its common shares during the quarter ended August 31, 2010 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares that May
		Average	Part of Publicly	Yet Be
	Total Number	Price	Announced	Purchased Under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased(1)	Share	Programs	Programs(2)
June 1-30, 2010	0	$—	0	992,463
July 1-31, 2010	0	—	0	992,463
August 1-31, 2010	31,531	23.66	0	992,463

Total	31,531		0

(1)	During the fourth quarter of 2010, the Company purchased 31,531 of its common shares in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

(2)	On October 27, 2008, our Board of Directors approved the repurchase of up to 3.0 million of our outstanding common shares (the “Program”). In the first quarter of fiscal 2009, we repurchased an aggregate of 2,007,537 of our outstanding common shares pursuant to the Program. In connection with the Program, the Company entered into a Rule 10b5-1 securities repurchase plan which was effective November 17, 2008 through January 7, 2009. The Program will expire when we have repurchased all the authorized shares under the Program, unless terminated earlier by a Board resolution. No shares were repurchased under the program in fiscal 2010.

ITEM 6. SELECTED FINANCIAL DATA
Selected Financial Data (1)
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except per share and employee data)
The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included In Item 8 “Financial Statements and Supplementary Data”. Per share information for fiscal 2006 and 2007 has been adjusted to reflect our 2008 stock split.

	2010	2009	2008	2007	2006
Operating Results
Orders	$641,320	$554,349	$812,998	$719,848	$688,822
Ending backlog	175,074	134,977	237,980	193,821	174,447
Sales	584,694	640,358	787,168	695,393	625,389
EBIT (2,3)	50,878	74,368	130,664	94,282	7,508
Net income (loss) -Robbins & Myers, Inc. (2,3)	33,197	55,364	87,402	50,705	(19,587)
Net income (loss) per share, diluted (2,3)	$1.01	$1.66	$2.52	$1.48	$(0.66)

Financial Condition
Total assets	$817,021	$796,854	$864,717	$816,143	$712,047
Total cash	149,213	108,169	123,405	116,110	48,365
Total long-term debt (excluding portion due within one year)	93	265	30,435	30,553	104,787
Total equity (4)	491,024	483,111	515,456	424,947	351,115

Other Data
Cash flow from operating activities	$88,483	$51,860	$89,560	$65,113	$40,581
Capital expenditures, net	10,611	17,694	22,114	16,536	13,660
Amortization	601	1,107	1,279	1,631	2,343
Depreciation	15,029	15,119	14,970	14,993	16,235
Dividends declared per share	$0.1675	$0.1575	$0.1450	$0.1250	$0.1100
Number of employees	2,965	3,027	3,357	3,233	3,271

Notes to Selected Financial Data
(1) We purchased the remaining 24 percent noncontrolling interest in our Process Solutions Group Chinese subsidiary on June 9, 2009. We acquired Mavag on January 10, 2008 (by our 51 percent owned consolidated joint venture in India). We sold our Zanchetta product line on March 31, 2007 and our Hapa and Laetus product lines on March 31, 2006, all of which impact the comparability of the Selected Financial Data.
(2) A summary of the Company’s special items including inventory write-downs charged to cost of sales, and their impact on the diluted earnings per share is as follows:

	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Pre-tax impact of special items expense (income):
Cost of sales-restructuring inventory writedowns- Process Solutions and Romaco segments	$—	$—	$—	$—	$1,127
Other restructuring costs including severance	2,764	—	—	1,818	8,472
Net product line/facility sale gains	—	—	(7,631)	(5,279)	(10,258)
Goodwill impairment-Romaco segment	—	—	—	—	39,174

Total special items	$2,764	$—	$(7,631)	$(3,461)	$38,515

(Decrease) increase on net income due to special items	$(2,764)	$—	$6,265	$3,461	$(36,941)
(Decrease) increase on diluted earnings per share due to special items	$(0.08)	$—	$0.18	$0.06	$(1.29)
(3) The Company’s operating performance is evaluated using several measures. One of those measures, EBIT, is income before interest and income taxes and is reconciled to net income on our Consolidated Statement of Income. We evaluate performance of our business segments and allocate resources based on EBIT. EBIT is not, however, a measure of performance calculated in accordance with U.S. generally accepted accounting principles and should not be considered as an alternative to net income as a measure of our operating results. EBIT is not a measure of cash available for use by management.
(4) In the first quarter of fiscal 2010, the Company adopted and retrospectively applied a new accounting standard related to a noncontrolling interest in a subsidiary. The standard requires a noncontrolling interest in a subsidiary to be classified as a separate component of total equity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the energy, industrial, chemical and pharmaceutical markets worldwide. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. We attempt to continually develop initiatives to improve our performance in these key areas. In late calendar year 2008 through mid calendar year 2009, demand for most of our products slowed due to lower oil and natural gas prices as well as the worldwide economic downturn, which affected our operating results. We responded to these challenging business conditions by cutting costs, initiating restructuring programs to reduce manufacturing capacity while increasing utilization, standardizing product offerings to allow greater utilization of our lower cost manufacturing facilities, leveraging functional resources, and further integrating our business activities. We expect to continue our restructuring efforts into fiscal 2011 to improve our competitiveness and long-term profitability.
In addition, we are continuing our focus on emerging markets where economic growth remains well above the global average, and we are committed to increasing margins through productivity initiatives, improved sales, product management and aftermarket capabilities, commercializing new products, increased utilization of global work force, reductions in discretionary spending and close management of fixed costs. We operate in a highly competitive business environment in most markets, and our long-term growth will depend in particular on our ability to expand our business (including through geographical and product line expansion), identify, consummate and integrate appropriate acquisitions to create shareholder value, develop innovative new products with attractive gross profit margins and continue to improve operating efficiency and organizational effectiveness. We are cautiously optimistic that worldwide economic recovery and recent market trends will continue to gain strength in fiscal 2011, following four quarters of sequential growth in consolidated orders and an increase in consolidated backlog throughout fiscal 2010.
Our Company has a Venezuelan subsidiary with net sales, operating income and total assets representing approximately one percent of our consolidated financial statement amounts in fiscal 2010 and 2009. In early January 2010, the Venezuelan government devalued its currency. We expect our subsidiary to operate under a rate of 4.30 bolivars to the U.S. dollar, as compared with the previous rate of 2.15, and our fiscal 2010 year-end financial statements reflect this new rate. In addition, the financial statements of our Venezuelan subsidiary were consolidated and reported under highly inflationary accounting rules beginning in the second quarter of fiscal 2010 resulting in an income statement exchange loss of $2.2 million during the year.
With approximately 59% of our sales outside the United States, we were also impacted by foreign currency translation in fiscal 2010 due to the U.S. dollar strengthening relative to our other principal operating currencies. The impact on net income was immaterial for fiscal 2010. Additionally, the assets and liabilities of our foreign operations are translated at the exchange rates in effect at the balance sheet date, with related gains or losses reported as a separate component of our shareholders’ equity, except for Venezuela as discussed above. The devaluation of most foreign currencies against the U.S. dollar impacted our financial condition at the end of fiscal 2010 as compared with fiscal 2009.
On October 6, 2010, we announced an agreement to acquire T-3 Energy Services, Inc. (“T-3”), a provider of oilfield and pipeline products and services, in a transaction valued at approximately $422 million as of the date of the announcement, net of cash assumed. Under the terms of the agreement, for each share of T-3 common stock, T-3 stockholders will receive 0.894 of our common shares plus $7.95 in cash without interest. Accordingly, T-3 stockholders are estimated to receive an aggregate of approximately 12 million of our common shares and $106 million in cash, which we expect to pay from our available cash balances. Upon closing of the transaction, we expect T-3 stockholders to own approximately 27% of our outstanding common shares. The proposed agreement (See Note 14 — Subsequent Events) is expected to be completed in late calendar year 2010 or early calendar year 2011 subject to customary closing conditions, shareholder approvals and regulatory reviews and will operate under our Fluid Management segment.
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

Fluid Management. Order levels from customers served by our Fluid Management segment have recovered from fiscal 2009 and are showing a strong upward trend. Demand for our energy products remains robust and industrial demand is improving. Our primary objectives for this segment are to expand our geographic reach, improve our selling and product management capabilities, commercialize new products in our niche market sectors, develop new customer relationships and capture synergies within the segment. Our Fluid Management business segment designs, manufactures and markets equipment and systems, including hydraulic drilling power sections; standard and customized fluid-agitation equipment and systems; down-hole and industrial progressing cavity pumps, wellhead systems, grinders, rod guides, tubing rotators, pipeline closure products and valves. These products are used in oil and gas exploration and recovery, specialty chemical, wastewater treatment and a variety of other industrial applications.
Process Solutions. Order levels in our Process Solutions segment have improved sequentially each quarter of fiscal 2010. However, pricing has not fully recovered, especially in European chemical markets. Our primary objectives are to increase the capabilities of our low cost locations, standardize our products, integrate our global operations and increase our focus on aftermarket opportunities. Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels, customized equipment and systems and customized fluoropolymer-lined fittings, vessels and accessories, primarily for the pharmaceutical and specialty chemical markets.
Romaco. Order levels in our Romaco segment have also trended higher in fiscal 2010 compared with fiscal 2009. The primary target markets for Romaco include pharmaceutical, healthcare, food and cosmetics. Our primary objectives are to maintain our simplified business model, increase our market presence for certain applications, further develop our global distribution capabilities and increase our focus on aftermarket opportunities. Our Romaco business segment designs, manufactures and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutraceutical, food and cosmetic industries. Packaging applications include blister and strip packaging for various products including tablets, effervescent tablets and capsules; filling of both liquid and powder into vials and bottles, capsule and tube filling; tablet counting and packaging for bottles; customized packaging for drug delivery devices; as well as secondary processing for liquids and semi solids.

Results of Operations
The following tables present components of our Consolidated Statement of Income and segment information.

Consolidated	2010	2009	2008
Sales	100.0%	100.0%	100.0%
Cost of sales	66.3	64.9	63.1

Gross profit	33.7	35.1	36.9
SG&A expenses	24.5	23.5	21.2
Other expense (income)	0.5	—	(0.9)

EBIT	8.7%	11.6%	16.6%

By Segment	2010	2009	2008
	(In millions, except percents)
Fluid Management:
Sales	$308.5	$327.9	$389.5
EBIT	75.3	80.0	97.3
EBIT %	24.4%	24.4%	25.0%

Process Solutions:
Sales	$169.7	$199.4	$246.9
EBIT	(8.7)	8.6	31.6
EBIT %	(5.1)%	4.3%	12.8%

Romaco:
Sales	$106.5	$113.0	$150.7
EBIT	4.0	2.3	20.6
EBIT %	3.7%	2.0%	13.7%

Consolidated:
Sales	$584.7	$640.4	$787.2
EBIT	50.9	74.4	130.7
EBIT %	8.7%	11.6%	16.6%
The comparability of the operating results has been impacted by restructuring costs in fiscal 2010, as well as product line/facility sale gains in fiscal 2008. See Note 4, “Statement of Income Information”, in Notes to Consolidated Financial Statements for further discussion. In addition, the comparability of the segment data is impacted by changes in foreign currency exchange rates, due to the translation of non-U.S. dollar denominated subsidiary results into U.S. dollars.
The Company’s operating performance is evaluated using several measures. One of those measures, EBIT, is income before interest and income taxes and is reconciled to net income on our Consolidated Statement of Income. We evaluate performance of our business segments and allocate resources based on EBIT. EBIT is not, however, a measure of performance calculated in accordance with U.S. generally accepted accounting principles and should not be considered as an alternative to net income as a measure of our operating results. EBIT is not a measure of cash available for use by management.
Fiscal Year Ended August 31, 2010 Compared with Fiscal Year Ended August 31, 2009
Net Sales
Consolidated sales for fiscal 2010 were $584.7 million compared with $640.4 million in fiscal 2009, a decrease of $55.7 million, or 9%. Excluding the impact of currency translation, sales decreased by $66.4 million, or 10% due to lower sales in all three of our segments in the first six months of fiscal 2010. Sales in the second half of fiscal 2010 were higher than the comparable period of the prior year.
The Fluid Management segment had sales of $308.5 million in fiscal 2010 compared with $327.9 million in fiscal 2009, a decrease of $19.4 million, or 6%. Excluding the impact of foreign currency translation, sales declined by $24.0 million, or 7%. The year over year sales decrease was primarily due to lower customer demand early in fiscal

2010 resulting from reduced levels of oil and gas exploration and recovery activity in that period. There was higher activity in the second half of fiscal 2010 over the same period in the prior year which was driven by higher oil prices worldwide, a higher level of demand for horizontal drilling rigs used in North American shale formations and higher general industrial activity. Orders for this segment were impacted by the same factors and were $332.6 million in fiscal 2010 compared with $274.7 million in fiscal 2009. Excluding the impact of foreign currency, orders grew $52.6 million in fiscal 2010 over fiscal 2009. Ending backlog of $58.1 million was 66% higher than at the end of the prior year.
The Process Solutions segment had sales of $169.7 million in fiscal 2010 compared with $199.4 million in fiscal 2009, a decrease of $29.7 million, or 15%. Excluding the impact of currency translation, sales decreased by $34.4 million, or 17% from 2009 results which benefited from significant backlog at the beginning of the fiscal year. Orders in fiscal 2010, however, continued to improve from the latter half of fiscal 2009 to $189.3 million reflecting improved market conditions. Excluding foreign currency impact, orders increased by $8.9 million, or 5% over prior year. Demand in our Western chemical markets remained weak, while demand in our Asian market was favorable. Ending backlog of $78.7 million was 32% higher than at the end of prior year.
The Romaco segment, which is a European-based business, had sales of $106.5 million in fiscal 2010 compared with $113.0 million in fiscal 2009, a decrease of $6.5 million, or 6%. After adjusting for currency translation, sales decreased $8.1 million, or 7% from the prior year. Orders were $119.4 million in fiscal 2010 compared with $103.0 million in fiscal 2009. Excluding currency impact, orders increased $11.0 million, or 11%, from the prior year. We believe this order increase is an outcome of the global economic recovery combined with our increased focus on market opportunities and product innovation. Ending backlog of $38.3 million was 5% lower than prior year levels.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for fiscal 2010 was $50.9 million compared with $74.4 million in fiscal 2009, a decrease of $23.5 million. Results for fiscal 2010 included other expense of $2.8 million related to restructuring costs in our Process Solutions segment. Excluding the impacts of other expense and currency, consolidated EBIT decreased $22.2 million mainly due to lower sales volume described above in all of our segments, a $2.2 million highly inflationary currency loss related to our Venezuelan operations, European pricing pressures in our Process Solutions segment and higher corporate costs related to strategic and legal matters. Consistent with the sales variances described above, the unfavorable variances related primarily to the first six months of the fiscal year.
The Fluid Management segment EBIT for fiscal 2010 was $75.3 million, compared with $80.0 million in fiscal 2009. Excluding the currency rate impact, EBIT decreased $5.4 million or 7% due primarily to the sales decrease described above and the Venezuelan highly inflationary currency loss, offset by an insurance recovery of $0.8 million, an asset sale gain of $0.6 million and favorable product mix.
The Process Solutions segment had an EBIT loss of $8.7 million in fiscal 2010, compared with EBIT of $8.6 million in fiscal 2009, a decrease of $17.3 million. Excluding the impact of currency translation, EBIT declined $18.0 million. This decrease is due principally to lower sales, restructuring costs of $2.8 million and European pricing pressures in fiscal 2010.
The Romaco segment EBIT was $4.0 million for fiscal 2010, an increase of $1.7 million compared with fiscal 2009. Currency translation did not materially impact EBIT in this segment. The increase in EBIT, despite lower sales in fiscal 2010 compared with fiscal 2009, resulted from operational streamlining, personnel reductions and other cost-cutting measures.
Corporate costs were $3.2 million higher in fiscal 2010 over the prior year mainly due to costs associated with strategic and legal matters.
Interest Expense
Net interest expense was $0.2 million in fiscal 2010 and $0.4 million in fiscal 2009. The reduction in net interest expense resulted primarily from lower debt levels in fiscal 2010 due to the $30.0 million repayment of all remaining Senior Notes on May 3, 2010.

Income Taxes
Our effective tax rate was 32.6% in fiscal 2010 and 23.5% in fiscal 2009. The current year tax rate is slightly lower than the U.S federal statutory rate mainly due to a one-time tax planning gain and the closure of tax audits, somewhat offset by non-U.S. valuation allowances. The lower fiscal 2009 tax rate resulted from a non-recurring tax planning gain and finalizing earlier tax estimates that year.
Net Income
Our net income in fiscal 2010 was $33.2 million compared with $55.4 million in fiscal 2009. The decrease in net income is a result of lower sales, pricing pressures in certain product lines, higher costs related to restructuring, legal and strategic matters and a higher tax rate, partly offset by cost reduction initiatives.
Fiscal Year Ended August 31, 2009 Compared with Fiscal Year Ended August 31, 2008
Net Sales
Consolidated sales for fiscal 2009 were $640.4 million compared with $787.2 million in fiscal 2008, a decrease of $146.8 million or 19%. Excluding the impact of currency translation and an acquisition early in the second quarter of fiscal 2008, sales decreased by $97.5 million or 13%, primarily in the second half of fiscal 2009.
The Fluid Management segment had sales of $327.9 million in fiscal 2009 compared with $389.5 million in fiscal 2008, a decrease of $61.6 million, or 16%. Currency translation accounted for $12.7 million of the decrease, and the remaining $48.9 million decrease, or 13%, resulted from lower demand for energy equipment products and lower demand in general industrial markets. Orders for this segment were impacted by the same factors and were $274.7 million in fiscal 2009 compared with $419.2 million in fiscal 2008. Ending backlog of $35.1 million was 62% lower than at the end of the prior year.
The Process Solutions segment had sales of $199.4 million in fiscal 2009 compared with $246.9 million in fiscal 2008, a decrease $47.5 million, or 19%. Excluding the impact of currency translation, sales declined by $21.9 million. We believe this decrease was largely attributable to the worldwide economic downturn. Orders were $176.6 million in fiscal 2009 compared with $248.5 million in fiscal 2008. The drop in orders in fiscal 2009 over prior year was primarily driven by lower demand in our chemical markets. Ending backlog of $59.7 million was 37% lower than prior year levels.
The Romaco segment had sales of $113.0 million in fiscal 2009 compared with $150.7 million in fiscal 2008, a decrease of $37.7 million, or 25%. After adjusting for currency translation, sales decreased $27.9 million, or 19% from the prior year. Orders decreased $30.9 million, or 21%, from the prior year after adjusting for currency exchange rates. We believe the decrease in demand was primarily due to the worldwide economic slowdown. Ending backlog of $40.1 million was 22% lower than prior year levels.
Earnings Before Interest and Income Taxes (EBIT)
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
The Fluid Management segment EBIT for fiscal 2009 was $80.0 million, compared with $97.3 million in fiscal 2008. The decrease of $17.3 million, or $15.2 million excluding currency translation, resulted primarily from the sales decrease in the second half of fiscal 2009 as described above and pricing pressures in certain product lines.
The Process Solutions segment EBIT was $8.6 million for fiscal 2009, compared with $31.6 million for fiscal 2008, a decrease of $23.0 million. Process Solutions had a gain on the sale of a facility in fiscal 2008 of $0.8 million. Excluding the impact of the facility sale gain, and a currency effect of $1.6 million, fiscal 2009 EBIT decreased by $20.6 million principally due to the lower sales volume described above, coupled with pricing pressures in certain product lines and severance costs.

The Romaco segment EBIT was $2.3 million for fiscal 2009, a decrease of $18.3 million compared with fiscal 2008. In fiscal 2008, other income included a $5.7 million gain from Romaco product lines divestiture in fiscal 2006 and a $1.1 million gain on a facility sale related to a previously disposed product line. The remaining $11.5 million in lower earnings was due to decreased sales volume described above.
Interest Expense
Net interest expense was $0.4 million in fiscal 2009 and $2.0 million in fiscal 2008. The reduction in net interest expense resulted from lower debt levels in fiscal 2009 due to the repayment of $70.0 million of Senior Notes on May 1, 2008.
Income Taxes
Our effective tax rate was 23.5% in fiscal 2009 and 30.4% in fiscal 2008. The lower tax rate resulted from the implementation of certain tax strategies and finalizing earlier tax estimates. The effective tax rate in fiscal 2008 was lower than the statutory tax rate primarily due to profitable operations in Italy and Germany, which resulted in the release of deferred tax asset valuation allowances of $4.9 million as well as increased taxable income in countries outside the United States, where statutory rates are lower.
Net Income
Our net income in fiscal 2009 was $55.4 million compared with $87.4 million in fiscal 2008. The decrease in net income was a result of lower sales, pricing pressures in certain product lines, severance costs related to our restructuring efforts across all our business platforms, benefit from product line/ asset sales in fiscal 2008, higher medical and legal costs, partly offset by cost reduction initiatives, lower interest expense and a lower normalized effective tax rate in fiscal 2009, as discussed above.

Liquidity and Capital Resources
Operating Activities
In fiscal 2010, our cash flow from operating activities was $88.5 million compared with $51.9 million in fiscal 2009, an increase of $36.6 million. This increase from prior year, despite lower net income, resulted from a net reduction in working capital, which contributed $41.7 million to fiscal 2010 cash flow.
We expect our available cash, fiscal 2011 operating cash flow and availability under our credit agreement to be adequate to fund fiscal year 2011 operating needs, shareholder dividends, capital expenditures, and additional share repurchases, if any.
Investing Activities
In 2010, the Company continued to generate substantial cash from operating activities, which resulted in a strong year end financial position, with resources available for reinvestment in existing businesses and acquisitions. Our capital expenditures were $10.6 million in fiscal 2010, a decrease from $17.7 million in fiscal 2009. Our 2010 capital expenditures were primarily for cost reduction, sales growth initiatives and replacement items. Capital expenditures in fiscal 2011 are expected to be $15 million or higher.
In fiscal 2010, we received $2.5 million related to the sale of certain of our assets at two of our business units. In the fourth quarter of fiscal 2009, we purchased the remaining 24 percent noncontrolling interest in our Process Solutions Group Chinese subsidiary for $2.3 million, which we funded from available cash balances. We made an acquisition in our Process Solutions segment in 2008 for a total consideration of $5.1 million. In fiscal 2008 we received proceeds of $8.5 million related to the sale of two of our Romaco product lines sold in fiscal 2006 and the sale of two facilities.
Financing Activities
From available cash balances, we repaid the remaining $30.0 million of Senior Notes on the May 3, 2010 maturity date.
Proceeds from the sale of common stock were $1.1 million in fiscal 2010 and $2.4 million in fiscal 2009 and were primarily related to the exercise of stock options and employee benefit plan sales. Dividends paid during fiscal 2010 were $5.5 million, compared with $5.2 million in fiscal 2009. The quarterly dividend rate per common share was increased in January 2010 from $0.0400 to $0.0425.
On October 27, 2008, we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares. We acquired approximately 2.0 million of our outstanding common shares for $39.1 million under the repurchase program in the first quarter of fiscal 2009. There were no such share repurchases in fiscal 2010.
Credit Agreement
Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150.0 million and includes a $100.0 million expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement is unsecured except for the pledge of the stock of our U.S. subsidiaries and approximately two-thirds of the stock of certain non-U.S. subsidiaries. At August 31, 2010 we had no borrowings under the Agreement. We had $28.2 million of standby letters of credit outstanding at August 31, 2010. These standby letters of credit are primarily used as security for advance payments received from customers and for our performance under customer contracts. Under the Agreement, we have $121.8 million of unused borrowing capacity.
Six banks participate in our revolving credit agreement. We are not dependent on any single bank for our financing needs.
From available cash balances, we repaid the remaining $30.0 million of Senior Notes on the May 3, 2010 maturity date.

Critical Accounting Policies and Estimates
This “Management’s Discussion and Analysis” is based on our Consolidated Financial Statements and the related notes. The more critical accounting policies used in the preparation of our Consolidated Financial Statements are discussed below.
Revenue Recognition
We recognize revenue at the time of title passage to our customer which is generally upon shipment of the product. We recognize revenue for certain longer-term contracts based on the percentage of completion method. The percentage of completion method requires estimates of total expected contract revenue and costs. We follow this method because we can make reasonably dependable estimates of the revenue and cost applicable to various stages of the contract. Revisions in profit estimates are reflected in the period in which the facts that gave rise to the revision become known.
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
Our estimate for uncollectible accounts receivable is based upon an analysis of our prior collection experience, specific customer creditworthiness, current economic trends within the industries we serve, specific customers’ ability to pay us and the length of time that the receivables are past due.
Inventory valuation reserves are determined based on our assessment of the demand for our products and the on-hand quantities of inventory in relation to historical usage. The inventory to which this reserve relates is still on-hand and will be sold or disposed of in the future. The expected selling price of this inventory approximates its net book value; therefore, there is no significant impact on gross margin when it is sold.
We have recorded valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of the realization of tax benefits associated with the deferred tax assets. Future taxable income, reversals of temporary differences, available carryback periods, the results of tax strategies and changes in tax laws could impact these estimates.
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
Goodwill and Other Intangible Assets
Goodwill is tested on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated at our reporting unit level, were performed at year-end for fiscal 2010 (our annual impairment test date) using both a market participant approach, as well as a discounted cash flow methodology (“income approach”). The market participant approach determines the value of a reporting unit by deriving market multiples for reporting units based on assumptions potential market participants would use in establishing a bid price for the unit. This approach therefore assumes strategic initiatives will result in improvements in operational performance in the event of purchase, and includes the application of a discount rate based on market participant assumptions with respect to capital structure and access to capital markets. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current and future market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Our final estimate of fair value of reporting units is developed by a combination of the fair values determined through both the market participant and income approaches. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. Although our market participant assumptions and cash flow forecasts are based on assumptions that are consistent with the market environment and plans and estimates we are using to manage the underlying businesses, there is significant judgment in applying these assumptions to our valuations. The impairment testing performed by the Company at August 31, 2010 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, and, as such, no impairment existed.
Our definite-lived intangible assets are amortized on a straight line basis, with estimated useful lives ranging from 3 to 17 years. These assets are evaluated periodically and when events or circumstances indicate a possible inability to recover their carrying amount. When events and circumstances indicate that the carrying values of these definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. If the sum of the expected undiscounted future cash flows is less than the carrying amount, we recognize an impairment loss for the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair values of these assets including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.
Losses, if any, resulting from impairment tests for goodwill and definite-lived intangible assets would be reflected in income before interest and income taxes in our Consolidated Statement of Income.
Foreign Currency Accounting
Gains and losses resulting from the settlement of a transaction in a currency different from that used to record the transaction are charged or credited to net income when incurred. Adjustments resulting from the translation of non-U.S. dollar functional currency denominated financial statements into U.S. dollars are recognized in accumulated other comprehensive income or loss in the Consolidated Balance Sheet (except Venezuela, which was reported under highly inflationary accounting rules since our second quarter of fiscal 2010, with all gains and losses from remeasurement reflected in our Consolidated Statement of Income).
We use permanently invested intercompany loans as a source of capital to reduce the exposure to foreign currency fluctuations in our foreign subsidiaries. These loans are treated as analogous to equity for accounting purposes. Therefore, we record foreign exchange gains or losses on these intercompany loans in accumulated other comprehensive income or loss.
Pensions
We maintain defined benefit and defined contribution pension plans that provide retirement benefits to substantially all U.S. employees and certain non-U.S. employees. Pension expense for fiscal 2010 and beyond is dependent on a number of factors including returns on plan assets and changes in plan discount rates and therefore cannot be predicted with certainty. The following paragraphs discuss the significant factors that affect the amount of recorded pension expense.
A significant factor in determining the amount of expense recorded for a funded pension plan is the expected long-term rate of return on plan assets. We develop the long-term rate of return assumption based on the current mix of equity and debt securities included in plan assets and on the historical returns on those types of investments, judgmentally adjusted to reflect current expectations of future returns. At August 31, 2010, the weighted average expected rate of return on plan assets was 6.4%.
In addition to the expected rate of return on plan assets, recorded pension expense includes the effects of service cost — the actuarial cost of benefits earned during a period — and interest on the plan’s liabilities to participants. These amounts are determined actuarially based on current discount rates and assumptions regarding matters such as future salary increases and mortality. Differences in actual experience in relation to these assumptions are generally not recognized immediately but rather are deferred together with asset-related gains or losses. When cumulative asset-related and liability-related gains or losses exceed the greater of 10% of total liabilities or the calculated value of plan assets, the excess is amortized and included in pension income or expense. At

August 31, 2010, the weighted average discount rate used to value plan liabilities was 4.4%. We determine our discount rate based on an actuarial yield curve applied to the payments we expect to make out of our retirement plans.
The Company reviews its actuarial assumptions on an annual basis and makes modifications based on current rates and trends when appropriate. Additional changes in the key assumptions discussed above would affect the amount of pension expense currently expected to be recorded for years subsequent to fiscal 2010. Specifically, a one-half percent decrease in the rate of return on assets assumption would have the effect of increasing pension expense by approximately $0.5 million. A comparable increase in this assumption would have the opposite effect. In addition, a one-half percent increase in the discount rate would decrease pension expense by $0.4 million, and a comparable decrease in the discount rate would have the opposite effect.
New Accounting Pronouncements
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
In December 2007, the FASB issued a new standard which established the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. This standard requires all entities to report NCIs (previously reported as minority interests) in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. This standard also requires any acquisitions or dispositions of NCIs that do not result in a change of control to be accounted for as equity transactions. Further, it requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The standard was effective for us on September 1, 2009. Provisions of this standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, we retroactively reclassified the “Minority Interest” balance reported in the liabilities section of the Consolidated Balance Sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption of this standard also impacted certain captions identifying net income including NCI and net income attributable to Robbins & Myers, Inc. Additional disclosures required by this standard are also included in the Consolidated Equity Statement. The adoption of this standard did not have a material impact on our consolidated financial statements.
In April 2008, the FASB issued an accounting standard which amended the list of factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under ASC 350, “Intangibles-Goodwill and Other”. The new standard applies to intangible assets that are acquired individually or with a group of other assets as well as intangible assets acquired in business combinations and asset acquisitions. Under this standard, entities estimating the useful life of a recognized intangible asset must consider the historical experience in renewing or extending similar arrangements, or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This standard was effective for the Company on September 1, 2009 and required certain additional disclosures (included in Note 6 to our Consolidated Financial Statements) and application to useful life estimates prospectively for intangible assets acquired after August 31, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.
In December 2008, the FASB issued an accounting standard which provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The disclosures required by the standard include a description of how investment allocation decisions are made, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this standard requires disclosures similar to those required for fair value measurements and disclosures under ASC 820 with respect to fair value of plan assets, such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in hierarchy of the source of information used to determine their value (see Note 8 to our Consolidated Financial Statements). The disclosures under this standard are required for annual periods ending after December 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements”, that amends existing disclosure requirements under ASC 820, by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU was effective for us in the fourth quarter of fiscal 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning our fiscal 2012. The adoption of this standard that was applicable for fiscal 2010 did not have a material impact on our consolidated financial statements. We do not expect the remaining adoption of this standard in fiscal 2012 for level 3 activity disclosure to have a material impact on our consolidated financial statements.
In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which amends ASC 855, “Subsequent Events”. This ASU, which was effective immediately, removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. We adopted this standard in the second quarter of fiscal 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.
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

Contractual Obligations
Following is information regarding our long-term contractual obligations and other commitments outstanding as of August 31, 2010:

	Payments Due by Period
			Two to
Long-term contractual		One year	three	Four to	After five
obligations	Total	or less	years	five years	years
	(In thousands)
Debt obligations	$285	$192	$93	$—	$—
Operating leases (1)	15,505	4,614	5,983	3,415	1,493

Total contractual cash obligations	$15,790	$4,806	$6,076	$3,415	$1,493

(1)	Operating leases consist primarily of building and equipment leases.
Unrecognized tax benefits in the amount of $4,241,000, including interest and penalties, have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of future payments. The only other commercial commitments outstanding were standby letters of credit of $28,176,000. Of this outstanding amount $23,999,000 is due within a year and $4,177,000 is due within two to three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We maintain operations in the U.S. and foreign countries. We have market risk exposure to foreign exchange rates in the normal course of our business operations. Our significant non-U.S. operations have their local currencies as their functional currency and primarily buy and sell using that same currency. The Company also operates in Venezuela, whose currency in 2010 became highly inflationary, as defined by U.S. generally accepted accounting principles, causing us to utilize the U.S. dollar as the functional currency. Sales, operating income and total assets in Venezuela represent less than 1% of our consolidated financial statement amounts. We continue to monitor these situations and take appropriate actions when needed. We manage our exposure to net assets and cash flows in currencies other than U.S. dollars by minimizing our non-U.S. dollar net asset positions. Under certain conditions, we may enter into hedging transactions, primarily currency swaps, under established policies and guidelines that enable us to mitigate the potential adverse impact of foreign exchange rate risk. We do not engage in trading or other speculative activities with these transactions as established policies require that these hedging transactions relate to specific currency exposures. We currently do not have any such hedging transactions in place.
Our main foreign exchange rate exposures relate to assets, liabilities and cash flows denominated in British pounds, euros, Swiss francs and Canadian dollars and the general economic exposure that fluctuations in these currencies could have on the U.S. dollar value of future non-U.S. cash flows. To illustrate the potential impact of changes in foreign currency exchange rates on us for fiscal 2010, the net unhedged exposures in each currency were remeasured assuming a 10% decrease in foreign exchange rates compared with the U.S. dollar. Using this method, our EBIT for fiscal 2010 would have decreased by $0.4 million and our cash flow from operations for fiscal 2010 would have decreased by $3.2 million. This calculation assumed that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes may also affect the volume of sales or the foreign currency sales prices as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not include any effects of potential changes in sales levels or local currency prices.
At August 31, 2010, our total debt of $0.3 million had a weighted average variable interest rate of 7.4%. The estimated fair value of our debt at August 31, 2010 approximates its carrying value due to the short period until maturity or the variable rate nature of the instruments. The following table presents the aggregate maturities and related weighted average interest rates of our debt obligations at August 31, 2010 by maturity dates:

	Non-U.S. Dollar
	Variable Rate
Maturity Date	Amount	Rate
	(In thousands, except percents)
2011	$192	10.00%
2012	93	2.00
2013	—	—
2014	—	—
2015	—	—
Thereafter	—	—

Total	$285	7.39%

Fair value	$285

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Robbins & Myers, Inc. and Subsidiaries
We have audited Robbins & Myers, Inc. and Subsidiaries’ internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Robbins & Myers, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Robbins & Myers, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Robbins & Myers, Inc. and Subsidiaries as of August 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended August 31, 2010 and our report dated October 26, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dayton, Ohio
October 26, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Robbins & Myers, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Robbins & Myers, Inc. and Subsidiaries as of August 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended August 31, 2010. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Robbins & Myers, Inc. and Subsidiaries at August 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.
As described in Note 9 to the Consolidated Financial Statements, in 2008 the Company adopted new Financial Accounting Standards Board (FASB) authoritative guidance on accounting for uncertainty in income taxes. Also, as described in Note 1 to the Consolidated Financial Statements, in 2010, the Company adopted new FASB authoritative guidance on accounting for and reporting of noncontrolling interests.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Robbins & Myers, Inc. and Subsidiaries’ internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 26, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dayton, Ohio
October 26, 2010

CONSOLIDATED BALANCE SHEET
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except share data)

	August 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$149,213	$108,169
Accounts receivable	115,387	114,191
Inventories	97,939	105,772
Other current assets	7,589	11,573
Deferred taxes	14,164	12,519

Total Current Assets	384,292	352,224
Goodwill	260,332	267,687
Other Intangible Assets	3,774	5,789
Deferred Taxes	33,932	26,477
Other Assets	10,091	9,490
Property, Plant and Equipment	124,600	135,187

	$817,021	$796,854

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$66,562	$55,918
Accrued expenses	86,872	66,141
Deferred taxes	3,473	1,918
Current portion of long-term debt	192	30,194

Total Current Liabilities	157,099	154,171
Long-Term Debt, Less Current Portion	93	265
Deferred Taxes	42,568	44,194
Other Long-Term Liabilities	126,237	115,113

Robbins & Myers, Inc. Shareholders’ Equity:
Common stock-without par value:
Authorized shares-80,000,000
Issued shares-35,004,612 in 2010 (34,884,158 in 2009)	192,749	190,097
Treasury shares-2,045,748 in 2010 (2,046,039 in 2009)	(39,564)	(39,753)
Retained earnings	372,198	344,530
Accumulated other comprehensive (loss) income:
Foreign currency translation	(4,052)	10,138
Pension liability	(45,267)	(36,061)

Total	(49,319)	(25,923)

Total Robbins & Myers, Inc. Shareholders’ Equity	476,064	468,951
Noncontrolling Interest	14,960	14,160

Total Equity	491,024	483,111

	$817,021	$796,854

See Notes to Consolidated Financial Statements

CONSOLIDATED EQUITY STATEMENT
Robbins & Myers Inc. and Subsidiaries
(In thousands, except share and per share data)

	Robbins & Myers, Inc. Shareholders’ Equity
				Accumulated
				Other
				Comprehensive
	Common	Treasury	Retained	Income	Noncontrolling
	Shares	Shares	Earnings	(Loss)	Interest	Total
Balance at September 1, 2007	$172,319	$(683)	$217,548	$23,334	$12,429	$424,947

Net income			87,402		2,132	89,534
Change in foreign currency translation				(3,079)	(242)	(3,321)
Change in minimum pension liability, net of tax				1,748		1,748

Comprehensive income					1,890	87,961
GAAP adoption-tax contingencies			(5,538)			(5,538)
Dividends and other-net					1,120	1,120
Restricted stock grants-net, 64,546 shares (0 from Treasury)
Restricted stock expense	666					666
Cash dividend declared, $0.1450 per share			(5,003)			(5,003)
Treasury stock purchases, 29,236 shares		(1,264)				(1,264)
Stock option expense	745					745
Performance stock award expense	1,979					1,979
Proceeds from employee benefit plan share sales, 34,700 shares	1,278					1,278
Stock options exercised, 388,198 shares	4,249					4,249
Tax impact of vested restricted stock and stock options exercised	4,316					4,316

Balance at August 31, 2008	185,552	(1,947)	294,409	22,003	15,439	515,456

Net income			55,364		1,210	56,574
Change in foreign currency translation				(26,807)	(859)	(27,666)
Change in minimum pension liability, net of tax				(21,119)		(21,119)

Comprehensive income					351	7,789
Dividends and other-net					(1,630)	(1,630)
Restricted stock grants-net, 38,816 shares (15,022 from Treasury)
Restricted stock expense	734					734
Cash dividend declared, $0.1575 per share			(5,243)			(5,243)
Treasury stock purchases-share buyback program, 2,007,537 shares		(39,114)				(39,114)
Treasury stock purchases-other, 34,920 shares		(546)				(546)
Vesting of restricted stock issued from Treasury stock, 55,266 shares	(1,854)	1,854				—
Stock option expense	1,008					1,008
Performance stock award expense	1,719					1,719
Proceeds from employee benefit plan share sales, 62,948 shares	1,234					1,234
Stock options exercised, 34,462 shares	373					373
Tax impact of vested restricted stock and stock options exercised	1,331					1,331

Balance at August 31, 2009	190,097	(39,753)	344,530	(25,923)	14,160	483,111

Net income			33,197		950	34,147
Change in foreign currency translation				(14,190)	538	(13,652)
Change in minimum pension liability, net of tax				(9,206)		(9,206)

Comprehensive income					1,488	11,289
Dividends and other-net					(688)	(688)
Restricted stock grants-net, 110,890 shares (37,961 from Treasury)
Restricted stock expense	760					760
Cash dividend declared, $0.1675 per share			(5,529)			(5,529)
Treasury stock purchases-other, 37,670 shares		(886)				(886)
Vesting of restricted stock issued from Treasury stock, 37,961 shares	(1,075)	1,075				—
Stock option expense	1,051					1,051
Performance stock award expense	1,224					1,224
Proceeds from employee benefit plan share sales, 43,191 shares	1,036					1,036
Stock options exercised, 4,334 shares	50					50
Tax impact of vested restricted stock and stock options exercised	(394)					(394)

Balance at August 31, 2010	$192,749	$(39,564)	$372,198	$(49,319)	$14,960	$491,024

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF INCOME
Robbins & Myers, Inc. and Subsidiaries
(In thousands, except per share data)

	Years ended August 31,
	2010	2009	2008

Sales	$584,694	$640,358	$787,168
Cost of sales	387,746	415,861	496,906

Gross profit	196,948	224,497	290,262

Selling, general and administrative expenses	143,306	150,129	167,229
Other expense (income)	2,764	—	(7,631)

Income before interest and income taxes	50,878	74,368	130,664

Interest expense, net	195	382	2,031

Income before income taxes	50,683	73,986	128,633

Income tax expense	16,536	17,412	39,099

Net income including noncontrolling interest	34,147	56,574	89,534

Less: Net income attributable to noncontrolling interest	950	1,210	2,132

Net income attributable to Robbins & Myers, Inc.	$33,197	$55,364	$87,402

Net income per share:
Basic	$1.01	$1.67	$2.53

Diluted	$1.01	$1.66	$2.52

Weighted average common shares outstanding:
Basic	32,924	33,227	34,524

Diluted	33,004	33,261	34,718

See Notes to Consolidated Financial Statements

CONSOLIDATED CASH FLOW STATEMENT
Robbins & Myers, Inc. and Subsidiaries
(In thousands)

	Years Ended August 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income including noncontrolling interest	$34,147	$56,574	$89,534
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	15,029	15,119	14,970
Amortization	601	1,107	1,279
Deferred taxes	(5,003)	4,417	6,201
Stock compensation	3,035	3,461	3,390
Net gain on sale of business/facilities/assets	(1,022)	—	(7,631)
Changes in operating assets and liabilities:
Accounts receivable	(5,176)	34,457	(1,067)
Inventories	3,893	(3,651)	(7,261)
Other assets	3,484	(4,056)	(560)
Accounts payable	13,144	(28,394)	3,682
Accrued expenses and other liabilities	26,351	(27,174)	(12,977)

Net cash and cash equivalents provided by operating activities	88,483	51,860	89,560

INVESTING ACTIVITIES
Capital expenditures, net of nominal disposals	(10,611)	(17,694)	(22,114)
Proceeds from sale of business/facilities/assets	2,464	—	8,484
Acquisitions	—	(2,325)	(5,061)

Net cash and cash equivalents used by investing activities	(8,147)	(20,019)	(18,691)

FINANCING ACTIVITIES
Proceeds from debt borrowings	8,022	6,653	12,003
Payments of long-term debt	(38,196)	(9,821)	(81,451)
Share buyback program	—	(39,114)	—
Net proceeds from issuance of common stock, including stock option tax impact	692	2,938	9,843
Treasury stock purchases	(886)	(546)	(1,264)
Dividends paid	(5,529)	(5,243)	(5,003)

Net cash and cash equivalents used by financing activities	(35,897)	(45,133)	(65,872)
Effect of exchange rate changes on cash	(3,395)	(1,944)	2,298

Increase (decrease) in cash and cash equivalents	41,044	(15,236)	7,295
Cash and cash equivalents at beginning of year	108,169	123,405	116,110

Cash and cash equivalents at end of year	$149,213	$108,169	$123,405

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Robbins & Myers, Inc. and Subsidiaries
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The consolidated financial statements include the accounts of Robbins & Myers, Inc. (“Company,” “we,” “our,” or “us”) and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participation rights. For those consolidated subsidiaries where our ownership is less than 100%, the other shareholders’ interests are shown as Noncontrolling Interest. All significant intercompany accounts and transactions have been eliminated upon consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Accounts Receivable
Accounts receivable relate primarily to customers located in North America, Western Europe and Asia, and are concentrated in the pharmaceutical, chemical, industrial and energy markets. To reduce credit risk, we perform credit investigations prior to accepting an order and, when necessary, require letters of credit to ensure payment.
Our estimate for uncollectible accounts receivable is based upon an analysis of our prior collection experience, specific customer creditworthiness, current economic trends within the industries we serve, specific customers’ ability to pay us and the length of time that the receivables are past due.
Inventories
Inventories are stated at the lower of cost or market determined by the last-in, first-out (“LIFO”) method in the U.S. and the first-in, first-out (“FIFO”) method outside the U.S. Inventory valuation reserves are determined based on our assessment of the market demand for our products and the on-hand quantities of inventory in relation to historical usage.
Goodwill and Other Intangible Assets
Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired. Goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise, using a fair market value approach, at the reporting unit level. We recognize an impairment charge for any amount by which the carrying amount of goodwill exceeds its fair value. Impairment tests are performed each year based on August 31 financial information. Other definite-lived intangible assets are evaluated periodically and when events or circumstances indicate a possible inability to recover their carrying amount. Losses, if any, resulting from impairment tests are reflected in income before interest and income taxes in our Consolidated Statement of Income.
Amortization of other definite-lived intangible assets is calculated on the straight-line basis using the following lives:

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
Foreign Currency Accounting
Gains and losses resulting from the settlement of a transaction in a currency different from that used to record the transaction are charged or credited to net income when incurred. Adjustments resulting from the translation of non-U.S. dollar functional currency denominated financial statements into U.S. dollars are recognized in accumulated other comprehensive income or loss in the Consolidated Balance Sheet (except Venezuela, which was reported under highly inflationary accounting rules since our second quarter of fiscal 2010, with all gains and losses from remeasurement reflected in our Consolidated Statement of Income).
Product Warranties
Warranty obligations are contingent upon product failure rates, material required for the repairs and service delivery costs. We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.
Changes in our product warranty liability during the year are as follows:

	2010	2009
	(In thousands)
Balance at beginning of the fiscal year	$7,221	$7,853
Warranty expense	2,468	2,750
Deductions	(3,354)	(3,287)
Impact of exchange rate changes	(43)	(95)

Balance at end of the fiscal year	$6,292	$7,221

Consolidated Statement of Income
Research and development costs are expensed as incurred and recorded in selling, general and administrative expenses. Research and development costs in fiscal 2010, 2009 and 2008 were $6,958,000, $6,743,000 and $6,469,000, respectively. These amounts do not include significant engineering development costs incurred in conjunction with fulfilling custom customer orders and executing customer projects. Shipping and handling costs are included in cost of sales. Advertising costs are expensed as incurred.
Revenue Recognition
We recognize revenue at the time of title passage to our customer which is generally upon shipment of the product. We recognize revenue for certain longer-term contracts based on the percentage of completion method. The percentage of completion method requires estimates of total expected contract revenue and costs. We follow this method since we can make reasonably dependable estimates of the revenue and cost applicable to various stages of the contract. Revisions in profit estimates are reflected in the period in which the facts that gave rise to the revision become known.
Income Taxes
Income taxes are provided for all items included in the Consolidated Statement of Income regardless of the period when such items are reported for income tax purposes. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We record valuation allowances to reflect the estimated amount of deferred tax assets that may not be realized based upon our analysis of the realization of tax benefits associated with the deferred tax assets. Future taxable income, reversals of temporary differences, available carryback periods, the results of tax strategies and changes in tax laws could impact these estimates.
Generally, our policy is to provide U.S. income taxes on non-U.S. income when remitted to the U.S. We have not provided deferred taxes on the undistributed earnings of international subsidiaries because the earnings are deemed permanently reinvested. Accordingly, the Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes”, (now known as ASC 740-30) exception will apply to the international subsidiaries accumulated earnings and profits, which aggregated $51,984,000 and $67,044,000 at August 31, 2010 and 2009, respectively.

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
Long-term debt — The fair value of our debt was $285,000 and $30,839,000 at August 31, 2010 and 2009, respectively. These amounts are based on the terms, interest rates and maturities currently available to us for similar debt instruments.
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
The fair value of each stock option grant in fiscal years 2010, 2009 and 2008 was estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted average assumptions.

	2010		2009		2008

Expected volatility of common stock	45.60%		38.90%		35.86%
Risk free interest rate	3.25		2.00		4.00
Dividend yield	0.70		0.90		0.50
Expected life of option	7.0	Yrs.	7.0	Yrs.	7.0	Yrs.
Fair value at grant date	$10.66		$8.43		$12.70
Assumptions utilized in the model are evaluated when awards are granted. The expected volatility of our common shares is estimated based upon the historical volatility of our common share price. The risk-free interest rate is based on the U.S. Treasury security yields at the time of the grant for a security with a maturity term equal to or approximating the expected term of the underlying award. The dividend yield is determined by using a blend of historical dividend yield information and expected future trends. The expected life of the option grants represents the period of time options are expected to be outstanding and is based on the contractual term of the grant, vesting schedule and past exercise behavior. We have elected to recognize compensation cost on a straight-line basis over the requisite service period for the entire award.

New Accounting Pronouncements
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
In December 2007, the FASB issued a new standard which established the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. This standard requires all entities to report NCIs (previously reported as minority interests) in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. This standard also requires any acquisitions or dispositions of NCIs that do not result in a change of control to be accounted for as equity transactions. Further, it requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The standard was effective for us on September 1, 2009. Provisions of this standard were applied to all NCIs prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented. As a result, upon adoption, we retroactively reclassified the “Minority Interest” balance reported in the liabilities section of the Consolidated Balance Sheet to a new component of equity with respect to NCIs in consolidated subsidiaries. The adoption of this standard also impacted certain captions identifying net income including NCI and net income attributable to Robbins & Myers, Inc. Additional disclosures required by this standard are also included in the Consolidated Equity Statement. The adoption of this standard did not have a material impact on our consolidated financial statements.
In April 2008, the FASB issued an accounting standard which amended the list of factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets under ASC 350, “Intangibles-Goodwill and Other”. The new standard applies to intangible assets that are acquired individually or with a group of other assets as well as intangible assets acquired in business combinations and asset acquisitions. Under this standard, entities estimating the useful life of a recognized intangible asset must consider the historical experience in renewing or extending similar arrangements, or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This standard was effective for the Company on September 1, 2009 and required certain additional disclosures (included in Note 6 to our Consolidated Financial Statements) and application to useful life estimates prospectively for intangible assets acquired after August 31, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.
In December 2008, the FASB issued an accounting standard which provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The disclosures required by the standard include a description of how investment allocation decisions are made, major categories of plan assets, and concentrations of risk within plan assets. Additionally, this standard requires disclosures similar to those required for fair value measurements and disclosures under ASC 820 with respect to fair value of plan assets, such as the inputs and valuation techniques used to measure fair value and information with respect to classification of plan assets in hierarchy of the source of information used to determine their value (see Note 8 to our Consolidated Financial Statements). The disclosures under this standard are required for annual periods ending after December 15, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.
In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements”, that amends existing disclosure requirements under ASC 820, by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU was effective for us in the fourth quarter of fiscal 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning our fiscal 2012. The adoption of this standard that was applicable for fiscal 2010 did not have a material impact on our consolidated financial statements. We do not expect the remaining adoption of this standard in fiscal 2012 for level 3 activity disclosure to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which amends ASC 855, “Subsequent Events”. This ASU which, was effective immediately, removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. We adopted this standard in the second quarter of fiscal 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications did not have a material impact on our consolidated net income or financial position.

NOTE 2 — BALANCE SHEET INFORMATION

	2010	2009
	(In thousands)
Accounts receivable
Allowances for doubtful accounts	$5,549	$7,470

Inventories
FIFO:
Finished products	$36,844	$36,644
Work in process	41,011	42,134
Raw materials	33,214	38,551

	111,069	117,329
LIFO reserve, U.S. inventories	(13,130)	(11,557)

	$97,939	$105,772

Non-U.S. inventories at FIFO	$71,455	$78,403

Property, plant and equipment
Land	$15,308	$16,916
Buildings	99,451	103,728
Machinery and equipment	188,182	182,804

	302,941	303,448
Less accumulated depreciation	(178,341)	(168,261)

	$124,600	$135,187

Accrued expenses
Salaries, wages and payroll taxes	$21,522	$13,344
Customer advances	21,026	16,825
Pension benefits	2,774	3,068
U.S. other postretirement benefits	1,645	1,555
Warranty costs	6,292	7,221
Accrued restructuring	2,721	—
Income taxes	12,250	3,375
Commissions	3,820	3,609
Other	14,822	17,144

	$86,872	$66,141

Other long-term liabilities
German pension liability	$41,500	$43,755
U.S. pension liability	39,645	31,215
U.S. other postretirement benefits	25,548	22,153
U.K. pension liability	4,497	3,912
Switzerland pension liability	3,082	—
Other	11,965	14,078

	$126,237	$115,113

NOTE 3 — FAIR VALUE MEASUREMENTS
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
In February 2008, the FASB deferred the effective date for certain non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company adopted the remaining provisions of this fair value measurement standard related to non-financial assets and liabilities, including goodwill and intangibles, prospectively on September 1, 2009.
The following table summarizes the bases used to measure certain financial assets at fair value on a recurring basis as of August 31, 2010 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	August 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$149,213	$149,213	$—	$—

Total assets at fair value	$149,213	$149,213	$—	$—

(1)	Our cash and cash equivalents primarily consist of cash in banks, commercial paper and overnight investments in highly rated financial institutions.
Non-Financial Assets and Liabilities at Fair value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At August 31, 2010, no fair value adjustments or fair value measurements were required for non-financial assets or liabilities.
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. The fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments. The fair value of debt instruments equal their carrying value due to the short period until maturity or the variable rate nature of the instruments.

NOTE 4 — STATEMENT OF INCOME INFORMATION
Unless otherwise noted, the costs and gains mentioned below in this note were included on the “Other expense (income)” line of our Consolidated Statement of Income in the period indicated.

	2010	2009	2008
	(In thousands)
Process Solutions segment restructuring costs	$2,764	$—	$—
Gain on disposition of product lines/facilities	—	—	(7,631)

Other expense (income)	$2,764	$—	$(7,631)

In fiscal 2010, we incurred $2,764,000 in restructuring costs related to employee termination benefits at our German facility in our Process Solutions segment. These costs were accrued at the end of fiscal 2010, with payments to be made in our fiscal 2011.
In fiscal 2008, we sold a facility in each of our Process Solutions and Romaco segments. Cash proceeds from these asset sales totaled $2,787,000. The net gain recognized in fiscal 2008 as a result of these facility sales was $1,934,000, which included $835,000 in our Process Solutions segment and $1,099,000 in our Romaco segment.
In addition, in fiscal 2008, we received cash and recorded a pre-tax gain of $5,697,000 related to the sale of two of our Romaco product lines-Hapa and Laetus-sold in fiscal 2006. As part of that transaction, funds were placed in escrow as collateral for potential claims by the purchaser. The financial guarantees associated with these escrowed funds lapsed on March 31, 2008, resulting in the release of the escrowed funds and the gain.
Minimum lease payments
Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 2010:

(In thousands)
2011	$4,614
2012	3,362
2013	2,621
2014	1,959
2015	1,456
Thereafter	1,493

$15,505

Rental expense for all operating leases in 2010, 2009 and 2008 was approximately $6,172,000, $6,610,000 and $7,398,000, respectively. Operating leases consist primarily of building and equipment leases.

NOTE 5 — CASH FLOW STATEMENT INFORMATION
In fiscal 2010, we recorded the following non-cash investing and financing transactions: $4,246,000 increase in deferred tax assets, $13,452,000 increase in other long-term liabilities, and $9,206,000 increase related to the minimum liability of our employee benefit plans.
In fiscal 2009, we recorded the following non-cash investing and financing transactions: $11,453,000 increase in deferred tax assets, $32,572,000 increase in other long-term liabilities, and $21,119,000 increase related to the minimum liability of our employee benefit plans.
In fiscal 2008, we recorded the following non-cash investing and financing transactions: $158,000 decrease in deferred tax assets, $1,550,000 increase in property, plant and equipment, $5,182,000 decrease in other long-term liabilities, $5,538,000 decrease in retained earnings for the adoption of a FASB authoritative guidance on accounting for uncertainty in income taxes and $1,748,000 decrease related to the minimum liability of our employee benefit plans.
Supplemental cash flow information consisted of the following:

	2010	2009	2008
	(in thousands)
Interest paid	$2,089	$2,133	$8,141
Income taxes paid, net of refunds	10,577	27,082	30,838

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS
The Company made certain changes to its business segments effective in the first quarter of fiscal 2010. This resulted in a $45.0 million reclassification of goodwill from the Process Solutions segment to the Fluid Management segment. Changes in the carrying amount of goodwill by operating segment are as follows:

	Process	Fluid
	Solutions	Management	Romaco
	Segment	Segment	Segment	Total
		(In thousands)
Balance as of September 1, 2008	$157,870	$108,703	$12,333	$278,906
Goodwill addition due to business acquisition	333	—	—	333
Translation adjustments	(8,625)	(2,514)	(413)	(11,552)

Balance as of August 31, 2009	149,578	106,189	11,920	267,687
Goodwill reclassification	(45,000)	45,000	—	—
Translation adjustments	(4,300)	(1,726)	(1,329)	(7,355)

Balance as of August 31, 2010	$100,278	$149,463	$10,591	$260,332

Information regarding our other intangible assets is as follows:

	2010			2009
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
			(In thousands)
Patents and trademarks	$9,434	$7,465	$1,969	$11,661	$8,138	$3,523
Non-compete agreements	8,680	7,359	1,321	8,998	7,622	1,376
Financing costs	9,536	9,052	484	9,631	9,145	486
Other	5,120	5,120	—	5,601	5,197	404

	$32,770	$28,996	$3,774	$35,891	$30,102	$5,789

The amortization expense for fiscal 2010 and fiscal 2009 was $601,000 and $1,107,000 respectively. We estimate that the amortization expense will be approximately $600,000 for each of the next five years beginning fiscal 2011. The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from the estimated amounts due to changes in foreign currency exchange rates, impairment of intangible assets, intangible asset acquisitions, accelerated amortization of intangible assets and other events.

NOTE 7 — LONG-TERM DEBT

	2010	2009
	(in thousands)
Senior debt:
Senior notes	$—	$30,000
Other	285	459

Total debt	285	30,459
Less current portion	(192)	(30,194)

Long-term debt	$93	$265

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150,000,000 and includes a $100,000,000 expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement is unsecured except for the pledge of the stock of our U.S. subsidiaries and approximately two-thirds of the stock of certain non-U.S. subsidiaries. While no amounts are outstanding under the Agreement at August 31, 2010, we have $28,176,000 of standby letters of credit outstanding at August 31, 2010. These standby letters of credit are used as security for advance payments received from customers and future payments to our vendors. Accordingly, under the Agreement we have $121,824,000 of unused borrowing capacity.
The Agreement contains certain restrictive covenants including limitations on indebtedness, asset sales, sales and lease backs, and cash dividends as well as financial covenants relating to interest coverage, leverage and net worth. As of August 31, 2010, we are in compliance with these covenants.
From available cash balances, we repaid the remaining $30,000,000 of Senior Notes on the May 3, 2010 maturity date.
Our other debt consisted primarily of unsecured non-U.S. bank lines of credit with interest rates approximating 7.39%.
Aggregate principal payments of long-term debt, for the five years subsequent to August 31, 2010, are as follows:

(In thousands)
2011	$192
2012	93
2013	—
2014	—
2015	—
2016 and thereafter	—

Total	$285

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
Pension and other post-retirement plan costs are as follows:

	Pension Benefits
	2010	2009	2008
	(In thousands)
Service cost	$2,570	$2,251	$2,082
Interest cost	9,368	10,062	9,714
Expected return on plan assets	(6,523)	(8,044)	(8,352)
Settlement/curtailment cost	988	600	461
Amortization of prior service cost	723	754	759
Amortization of transition asset	(33)	(31)	(21)
Recognized net actuarial losses	3,210	743	214

Net periodic benefit cost	$10,303	$6,335	$4,857

Defined contribution cost	$2,620	$3,040	$3,056

	Other Benefits
	2010	2009	2008
	(In thousands)
Service cost	$431	$405	$392
Interest cost	1,328	1,379	1,389
Net amortization	814	501	716

Net periodic benefit cost	$2,573	$2,285	$2,497

The estimated net actuarial loss and prior service cost for our defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during fiscal 2011 are $4,058,000 and $600,000, respectively.
The estimated net actuarial loss and prior service cost for our other post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during fiscal 2011 are $845,000 and $213,000, respectively.

The benefit obligation, funded status and amounts recorded in the Consolidated Balance Sheet at August 31, are as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(In thousands)
Change in benefit obligation:
Beginning of year	$185,697	$175,720	$23,708	$21,780
Service cost	2,693	2,483	431	405
Interest cost	9,332	10,389	1,328	1,379
Participant contributions	758	776	—	—
Currency exchange rate impact	(5,751)	(4,173)	—	—
Actuarial losses	18,246	14,171	3,220	2,138
Benefit payments	(11,393)	(13,669)	(1,494)	(1,994)

End of year	$199,582	$185,697	$27,193	$23,708

Change in plan assets:
Beginning of year	$103,747	$125,416	$—	$—
Currency exchange rate impact	(359)	(3,059)	—	—
Actual return	9,124	(9,898)	—	—
Company contributions	6,207	4,181	1,494	1,994
Participant contributions	758	776	—	—
Benefit payments	(11,393)	(13,669)	(1,494)	(1,994)

End of year	$108,084	$103,747	$—	$—

Funded status	$(91,498)	$(81,950)	$(27,193)	$(23,708)

Accrued benefit cost	$(91,498)	$(81,950)	$(27,193)	$(23,708)

Recorded as follows:
Accrued expenses	$(2,774)	$(3,068)	$(1,645)	$(1,555)
Other long-term liabilities	(88,724)	(78,882)	(25,548)	(22,153)

	(91,498)	(81,950)	(27,193)	(23,708)
Accumulated other comprehensive loss	59,456	48,416	10,830	8,424

	$(32,042)	$(33,534)	$(16,363)	$(15,284)

Deferred taxes on accumulated other comprehensive loss	$(20,904)	$(17,578)	$(4,115)	$(3,201)

Accumulated other comprehensive loss at August 31:
Net actuarial losses	$58,028	$45,796	$10,007	$7,388
Prior service cost	1,428	2,620	823	1,036
Deferred taxes	(20,904)	(17,578)	(4,115)	(3,201)

Net accumulated other comprehensive loss at August 31	$38,552	$30,838	$6,715	$5,223

Pension plans with accumulated (“ABO”) and projected (“PBO”) benefit obligations in excess of plan assets:

	2010	2009
	(In thousands)
Accumulated benefit obligation	$196,618	$182,948
Projected benefit obligation	199,582	185,697
Plan assets	108,084	103,747
In 2010 and 2009, $41,071,000 and $43,829,000, respectively, of the unfunded ABO and $44,036,000 and $46,579,000, respectively, of the unfunded PBO related to our pension plan for a German operation. Funding of pension obligations is not required in Germany.
The weighted allocations of pension plan assets at August 31, 2010 and 2009 are shown in the following table.

	2010	2009
Equity securities	63%	65%
Debt securities	35	34
Cash and cash equivalents	2	1

	100%	100%

At August 31, 2010, our target allocation percentages for plan assets were approximately 65% equity securities and 35% debt securities. The targets may be adjusted periodically to reflect current market conditions and trends as well as inflation levels, interest rates and the trend thereof, and economic and monetary policy. The objective underlying this allocation is to achieve a long-term rate of return of 5.75% above inflation and to manage the plan assets so that they are sufficient to meet the plans’ future obligations while maintaining adequate liquidity to meet current benefit payments and operating expenses. The actual amount for which these obligations will be settled depends on future events, including life expectancy of plan participants and salary inflation. Equity securities can include, but are not limited to, broadly diversified international and domestic equities. At August 31, 2010 and 2009, pension assets included 160,000 shares of our common shares. Debt securities include, but are not limited to, international and domestic direct bond investments. The assets are managed by professional investment firms and performance is evaluated against specific benchmarks.
We will use a weighted average long-term rate of return of approximately 6.40% in fiscal 2011. Expected rates of return are developed based on the target allocation of debt and equity securities and on the historical returns on these types of investments judgmentally adjusted to reflect current expectations based on historical experience of the plan’s investment managers. In evaluating future returns on equity securities, the existing portfolio is stratified to separately consider large and small capitalization investments as well as international and other types of securities.
We expect to make future benefits payments from our benefit plans as follows:

		Other
	Pension Benefits	Benefits
	(In thousands)
2011	$12,000	$1,600
2012	12,000	1,700
2013	12,000	1,800
2014	11,900	1,900
2015	11,700	1,900
2016-2020	57,700	10,300

The Company intends to make such contributions as are required to maintain the plan assets on a sound actuarial basis, in such amounts and at such times as determined by the Company in accordance with the funding policy established by management and consistent with plans’ objectives. The Company anticipates contributing $13,800,000 to its pension benefit plans in fiscal 2011.
The actuarial weighted average assumptions used to determine plan liabilities at August 31, are as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Weighted average assumptions:
Discount rate	4.40%	5.40%	4.50%	5.75%
Expected return on plan assets	6.40	6.60	N/A	N/A
Rate of compensation increase	2.50	2.60	N/A	N/A
Health care cost increase	N/A	N/A	8.0 — 5.0%	8.5 — 5.0%
Health care cost grading period	N/A	N/A	6 years	7 years
The actuarial weighted average assumptions used to determine plan costs are as follows (measurement date September 1):

	Pension Benefits		Other Benefits
	2010	2009	2010	2009

Discount rate	5.40%	6.30%	5.75%	6.90%
Expected return on plan assets	6.60	7.70	N/A	N/A
Rate of compensation increase	2.60	3.00	N/A	N/A
Health care cost increase	N/A	N/A	8.5 — 5.0%	9.0 — 5.0%
Health care cost grading period	N/A	N/A	7 years	8 years
The assumed health care trend rate has a significant effect on the amounts reported for health care benefits. A one-percentage point change in assumed health care rate would have the following effects:

	Increase	Decrease
	(In thousands)
Service and interest cost	$180	$(166)
Postretirement benefit obligation	1,139	(995)

Pursuant to the adoption of a new FASB accounting standard in fiscal 2010, the Company is required to categorize pension plan assets based on the following fair value hierarchy:
•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
The following table summarizes the bases used to measure financial assets of the pension plans at their fair market value on a recurring basis as of August 31, 2010:

		Quoted Prices In	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	August 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Cash	$2,168	$2,168	$—	$—
U.S. Government and U.S. Agency Obligations (1)	7,132	7,132	—	—
Common Stocks (1)	5,222	5,222	—	—
Foreign Stocks (1)	6,540	6,540	—	—
Common Trust Funds and Mutual Funds (1)	48,350	48,350	—	—
Corporate Obligations (2)	11,616	—	11,616	—
Receivables against Banks and Insurance Companies (1)	26,456	26,456	—	—
Foreign Obligations (2)	549	—	549	—
Other (2)	51	—	51	—

Total	$108,084	$95,868	$12,216	$—

(1)	U.S. Government and U.S. Agency Obligations, Common and Foreign Stocks, Receivables against Banks and Insurance Companies and Common Trust and Mutual Funds are valued at the closing price reported on the active market on which the individual securities are traded.

(2)	Corporate and Foreign Obligations and Other assets are estimated using recent transactions, broker quotations and/or bond spread information.

NOTE 9 — INCOME TAXES
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2010	2009
	(In thousands)
Deferred tax assets and liabilities
Assets:
Postretirement obligations	$29,707	$23,255
Net operating loss carryforwards	19,508	17,720
Tax credit carryforward	10,023	8,489
Other accruals	7,397	5,774
Inventory allowances	4,852	3,963
Warranty reserve	1,991	2,024
Customer advance payments and prepaid expenses	—	858
Research and development costs	1,282	1,624
Goodwill and purchase assets basis differences	261	1,028
Other items	6,590	4,115

	81,611	68,850
Less valuation allowances	14,869	15,302

	66,742	53,548

Liabilities:
Other accruals	3,473	1,918
Fixed asset basis differences	10,173	9,704
Goodwill and purchased asset basis differences	49,159	47,595
Other items	1,882	1,447

	64,687	60,664

Net deferred tax asset (liability)	$2,055	$(7,116)

The tax credit carryforwards, which primarily relate to foreign tax credits, begin to expire in fiscal 2016. The primary components of the net operating loss carryforwards exist in Germany ($27,981,000 for income tax and $22,080,000 for trade tax), Italy ($5,986,000) and the Netherlands ($12,911,000). There are no expiration dates on the net operating loss carryforwards in Germany. The net operating loss carryforwards in Italy and the Netherlands begin to expire in fiscal 2011. These expiration dates, as well as our ability to generate future taxable income to utilize these carryforwards, have been considered in determining our valuation allowances.

Expense

	2010	2009	2008
	(in thousands)

Current:
U.S. federal	$16,671	$8,634	$16,243
Non-U.S.	4,893	6,634	14,803
U.S. state	1,364	325	1,110

	22,928	15,593	32,156

Deferred:
U.S. federal	(3,487)	4,531	15,282
Non-U.S.	(2,643)	(3,100)	(9,649)
U.S. state	(262)	388	1,310

	(6,392)	1,819	6,943

	$16,536	$17,412	$39,099

Tax expense included in noncontrolling interest	$554	$641	$916

Non-U.S. pretax (loss) income	$(1,605)	$16,420	$64,735

The following is a reconciliation of the effective income tax rate with the U.S. federal statutory income tax rate:

	2010	2009	2008
Federal statutory income tax rate	35.0%	35.0%	35.0%
Impact of state taxes	1.9	0.4	0.6
Impact of change in valuation allowances on non-U.S. losses	6.0	1.1	(3.8)
Impact on U.S. taxes from repatriation of foreign earnings	(8.6)	(7.1)	0.6
Extraterritorial income deduction/Section 199	(2.2)	(1.5)	(0.6)
Impact from permanent items	1.0	(0.4)	0.6
Non-U.S. tax lower than U.S. tax rates	—	(0.8)	(1.8)
Tax contingencies	(1.5)	(0.2)	0.3
Revaluation of deferred tax accounts	—	—	0.2
Other items — net	1.0	(3.0)	(0.7)

Effective income tax rate	32.6%	23.5%	30.4%

The impact of change in valuation allowances on non-U.S. losses primarily relate to certain of our entities in Germany, Italy and Venezuela.
The Company adopted the provisions of a FASB authoritative guidance on accounting for uncertainty in income taxes on September 1, 2007. This resulted in the Company recognizing a $5,538,000 increase in the liability for unrecognized tax benefits, including interest and penalties, which was accounted for as a decrease to retained earnings (cumulative effect) as of September 1, 2007.

A reconciliation of the change in unrecognized tax benefits, excluding interest and penalties, is as follows:

	2010	2009
	(in thousands)
Balance at beginning of the year	$5,277	$5,381
Increases for prior year tax positions	—	73
Increases for current year tax positions	344	792
Decreases related to settlements	(1,636)	—
Decreases related to statute lapses	(507)	(530)
Increases/(decreases) related to exchange rate changes	93	(439)

Balance at end of the year	$3,571	$5,277

All of the balance of unrecognized tax benefits at August 31, 2010 of $4,241,000, including interest and penalties, would, if recognized, affect the effective tax rate. The balance of unrecognized tax benefits at August 31, 2009 was $6,156,000, including interest and penalties.
To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. Accrued interest and penalties are included in the related tax liability in the Consolidated Balance Sheet. The Company made no payments of interest and penalties in fiscal 2010, and as of August 31, 2010, has recognized a liability for interest and penalties of $0.7 million. The Company had recognized a liability for interest and penalties of $0.9 million at August 31, 2009.
The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
The Company is subject to income tax in numerous jurisdictions where it operates including in the United States, Canada, Germany, Italy, Switzerland, the United Kingdom and the Netherlands. The Company is open to examination in the United States from the tax year ended 2009 to present. The Company’s non-U.S. locations are open to examination as far back as tax year ended 2004 to present.
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
Stock option activity

		Weighted-
	Stock	Average Option
	Options	Price Per Share
Outstanding at September 1, 2007	737,800	$11.84
Granted	111,822	12.70
Exercised	(388,198)	11.26

Outstanding at August 31, 2008	461,424	16.52
Granted	153,187	21.35
Exercised	(34,462)	11.67
Canceled	(27,807)	24.27

Outstanding at August 31, 2009	552,342	17.77
Granted	150,140	22.33
Exercised	(4,334)	11.48
Canceled	(33,356)	23.75

Outstanding at August 31, 2010	664,792	$18.54

Exercisable stock options at year-end
2008	252,805
2009	318,157
2010	387,157

Shares available for grant at year-end
2008	1,740,362
2009	1,543,323
2010	1,287,369
Components of outstanding stock options at August 31, 2010

		Weighted-
		Average	Weighted-	Intrinsic
	Number	Contract Life in	Average	Value
Range of Exercise Price	Outstanding	Years	Exercise Price	(In thousands)
$ 7.69 — 10.89	155,000	4.39	$10.61	$2,023
11.50 — 31.02	509,792	6.87	20.95	1,382

$ 7.69 — 31.02	664,792	6.29	$18.54	$3,405

Components of exercisable stock options at August 31, 2010

		Weighted-
		Average	Weighted-	Intrinsic
	Number	Contract Life in	Average	Value
Range of Exercise Price	Exercisable	Years	Exercise Price	(In thousands)
$ 7.69 — 10.89	155,000	4.39	$10.61	$2,023
11.50 — 29.73	232,157	4.94	18.46	1,207

$ 7.69 — 29.73	387,157	4.72	$15.32	$3,230

The total intrinsic value of options exercised during fiscal 2010, 2009, and 2008 was $52,800, $398,000 and $12,649,000, respectively.

Under our 2008, 2009 and 2010 long-term incentive stock plans, each a subplan under our 2004 Stock Incentive Plan As Amended, selected participants were granted target performance share awards. The ultimate performance shares earned under the plans range from 0% to 200% of the target award based on earnings per share and return on net assets. No performance share awards were earned under our 2009 long-term incentive plan. The performance shares are earned at the end of one year, but are only issued as common shares to the participant if the participant continues in our employment for two more years. Under our previous long-term incentive stock plan, selected participants received awards which converted into a variable number of restricted shares based on absolute measures based on earnings per share and return on net assets. The restricted shares earned ranged from 50% to 200% of the target award. Restricted shares earned were issued to the participants at the end of the three-year measurement period and were subject to forfeiture if the participant left our employment within the following one to two years.
For the performance period ended August 31, 2010, a value of $927,000 performance shares were earned ($1,501,000 and $1,745,000 in fiscal 2009 and fiscal 2008, respectively).
As of August 31, 2010 we had $2,709,000 of compensation expense not yet recognized related to nonvested stock awards. The weighted-average period that this compensation cost will be recognized is 1.8 years.
Total after tax compensation expense included in net income for all stock based awards was $1,882,000, $2,146,000 and $2,100,000 for fiscal years 2010, 2009 and 2008, respectively.
NOTE 11 — SHARE REPURCHASE PROGRAM
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
NOTE 12 — NET INCOME PER SHARE
The following table sets forth the computation of basic and diluted net income per share:

	2010	2009	2008
	(In thousands, except per share data)
Numerator:
Net income attributable to Robbins & Myers, Inc.	$33,197	$55,364	$87,402

Denominator:
Basic weighted average shares	32,924	33,227	34,524
Effect of dilutive options and restricted shares/units	80	34	194

Diluted shares	33,004	33,261	34,718

Net income per share:
Basic	$1.01	$1.67	$2.53
Diluted	$1.01	$1.66	$2.52
At August 31, 2010 and 2009, 227,000 and 245,500, respectively, of stock options outstanding were anti-dilutive and excluded from the computation of dilutive earnings per share. There were no anti-dilutive stock options at August 31, 2008.

NOTE 13 — BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
Fluid Management. Our Fluid Management business segment designs, manufactures and markets equipment and systems used in oil and gas exploration, recovery and transportation, specialty chemical, wastewater treatment and a variety of other industrial applications. Primary brands include Moyno®, Yale®, New Era®, Chemineer®, TARBY® and Hercules®. Our products and systems include hydraulic drilling power sections; down-hole and industrial progressing cavity pumps and related products such as grinders for applications involving the flow of viscous, abrasive and solid-laden slurries and sludge; standard and customized fluid-agitation equipment and systems; and a broad line of ancillary equipment for the energy sector, such as rod guides, rod and tubing rotators, wellhead systems, pipeline closure products and valves.
Process Solutions. Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels. We also provide alloy steel vessels, heat exchangers, other fluid systems, wiped film evaporators and packaged process systems. In addition, we also provide customized fluoropolymer-lined fittings, vessels and accessories. The primary markets served by this segment are the pharmaceutical and specialty chemical markets. Primary brands are Pfaudler®, Tycon-Technoglass®, and Edlon®.
Romaco. Our Romaco business segment designs, manufactures and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutraceutical, food and cosmetic industries. Packaging applications include blister and strip packaging for various products including tablets, effervescent tablets and capsules; filling of both liquid and powder into vials and bottles, capsule and tube filling; tablet counting and packaging for bottles; customized packaging for drug delivery devices; as well as secondary processing for liquids and semi solids. Primary brands are Noack®, Siebler®, FrymaKoruma®, Macofar® and Promatic®.
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

The following tables present information about our reportable business segments. Effective in the first quarter of fiscal 2010, the Company realigned its business segment reporting structure as a result of organizational, management and operational changes. Our Chemineer brand is now included in our Fluid Management segment, instead of the Process Solutions segment where it was previously reported. The financial information presented herein reflects the impact of this change for all periods presented. Inter-segment sales were not material and were eliminated at the consolidated level.

	2010		2009	2008
	(In thousands)
Unaffiliated Customer Sales:
Fluid Management	$308,452		$327,935	$389,525
Process Solutions	169,741		199,410	246,947
Romaco	106,501		113,013	150,696

Total	$584,694		$640,358	$787,168

Depreciation and Amortization:
Fluid Management	$7,988		$8,275	$8,005
Process Solutions	5,049		5,481	5,741
Romaco	2,289		2,013	1,869
Corporate and Eliminations	304		457	634

Total	$15,630		$16,226	$16,249

Income Before Interest and Income Taxes (EBIT):
Fluid Management	$75,329		$79,988	$97,254
Process Solutions	(8,737	)(1)	8,569	31,635	(2)
Romaco	3,960		2,292	20,603	(3)
Corporate and Eliminations	(19,674)		(16,481)	(18,828)

Total	$50,878		$74,368	$130,664

Identifiable Assets:
Fluid Management	$323,053		$327,491	$353,407
Process Solutions	242,942		269,146	290,469
Romaco	81,631		98,335	111,610
Corporate and Eliminations	169,395		101,882	109,231

Total	$817,021		$796,854	$864,717

Capital Expenditures:
Fluid Management	$5,741		$12,225	$15,179
Process Solutions	2,713		3,104	7,705
Romaco	2,094		2,790	1,505
Corporate and Eliminations	63		(425)	(2,275)

Total	$10,611		$17,694	$22,114

(1)	Includes costs of $2,764,000 related to restructuring activities.

(2)	Includes gain of $835,000 related to the disposition of facilities.

(3)	Includes gain of $6,796,000 on product line and facility dispositions.

Information about our operations in different geographical regions is presented below. Our primary operations are in North America, Europe and Asia. Sales are attributed to countries based on the location of the customer.

	2010	2009	2008
	(In thousands)
Sales:
United States	$240,240	$241,354	$304,100
Europe	135,076	171,457	215,133
Other North America	62,827	59,715	81,738
Asia	93,856	107,836	111,108
South America	28,440	28,402	36,207
Other	24,255	31,594	38,882

	$584,694	$640,358	$787,168

Tangible Assets:
United States	$121,829	$128,091	$145,789
Europe	148,782	171,905	186,100
Other North America	30,070	25,179	27,915
South America	21,682	20,429	21,461
Asia and Australia	56,533	63,053	75,907
Corporate	174,019	114,721	121,786

	$552,915	$523,378	$578,958

NOTE 14 — SUBSEQUENT EVENTS
On October 6, 2010, Robbins & Myers, Inc. (“R&M”), Triple Merger I, Inc., a Delaware corporation and a wholly-owned subsidiary of R&M (“Merger Sub I”), Triple Merger II, Inc., a Delaware corporation and a wholly-owned subsidiary of R&M (“Merger Sub II”), and T-3 Energy Services, Inc., a Delaware corporation (“T-3”), (NASDAQ: TTES), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into T-3, with T-3 surviving as a wholly-owned subsidiary of R&M (the “Merger”). The Merger Agreement and the Merger have been unanimously approved by the Boards of Directors of both R&M and T-3.
T-3, located in Houston, Texas, provides oilfield and pipeline products and services and will operate under our Fluid Management segment.
Under the Merger Agreement, T-3 stockholders will receive 0.894 common shares of R&M, without par value, plus $7.95 in cash, without interest, for each share of common stock of T-3, par value $0.001 per share, in a transaction valued at approximately $422 million as of the date of the announcement. Accordingly, T-3 stockholders are estimated to receive an aggregate of approximately 12 million of our common shares and $106 million in cash. Upon completion of the Merger Agreement, we expect T-3 stockholders to own approximately 27% of our outstanding common shares.
The exchange ratio is fixed and will not be adjusted in the event of any change in the price of R&M common shares or T-3 common stock between the date of the Merger Agreement and the closing. Because the exchange ratio is fixed, the value of the consideration paid for each share of T-3 common stock will vary based upon any changes in the market value of common shares of R&M. Changes in the market value of shares of T-3 common stock will have no effect upon the value of the consideration paid for each share of T-3 common stock.
Completion of the Merger is conditioned upon: (1) approval by R&M shareholders and T-3 stockholders; (2) the absence of any law or order prohibiting the closing; (3) regulatory approvals, including expiration or early termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976; (4) subject to certain exceptions, the accuracy of representations and warranties and the performance of covenants; (5) the effectiveness of a registration statement on Form S-4 that will be filed by R&M for the issuance of its common shares in the Merger and the authorization of the listing of those shares on the NYSE; (6) the delivery of customary opinions from counsel to Robbins & Myers and T-3 that the Merger will qualify as a tax-free reorganization for U.S. federal income tax purposes; and (7) other closing conditions set forth in the Merger Agreement.
Annual revenues of T-3 for the years ended December 31, 2009 and 2008 were approximately $218 million and $285 million, respectively. Total assets of T-3 for the years ended December 31, 2009 and 2008 were approximately $280 million and $287 million, respectively.

NOTE 15 — QUARTERLY DATA (UNAUDITED)
Earnings per share for each quarter and the year are calculated individually and may not add up to the total for the year.

	2010 Quarters
	1st	2nd	3rd	4th		Total
	(In thousands, except per share data)

Sales	$129,413	$129,919	$146,965	$178,397		$584,694
Gross profit	43,034	41,930	51,378	60,606		196,948
EBIT	9,736	6,546	13,078	21,518	(1)	50,878	(1)
Income before income taxes and noncontrolling interest	9,593	6,385	12,976	21,729	(1)	50,683	(1)
Net income attributable to Robbins & Myers, Inc.	6,030	4,193	8,162	14,812	(1)	33,197	(1)
Net income per share:
Basic	$0.18	$0.13	$0.25	$0.45	(1)	$1.01	(1)
Diluted	0.18	0.13	0.25	0.45	(1)	1.01	(1)
Weighted average common shares:
Basic	32,872	32,927	32,941	32,953		32,924
Diluted	32,911	32,966	33,016	33,045		33,004

	2009 Quarters
	1st	2nd	3rd	4th	Total
	(In thousands, except per share data)

Sales	$177,971	$163,825	$143,375	$155,187	$640,358
Gross profit	67,976	56,776	49,793	49,952	224,497
EBIT	26,394	20,835	12,395	14,744	74,368
Income before income taxes and noncontrolling interest	26,341	20,745	12,296	14,604	73,986
Net income attributable to Robbins & Myers, Inc.	17,208	15,063	10,286	12,807	55,364
Net income per share:
Basic	$0.50	$0.46	$0.31	$0.39	$1.67
Diluted	0.50	0.46	0.31	0.39	1.66
Weighted average common shares:
Basic	34,429	32,802	32,829	32,853	33,227
Diluted	34,465	32,804	32,845	32,941	33,261

(1)	Includes restructuring charges of $2,764,000 ($2,764,000 after tax, and $0.08 per share) related to severance costs at our German facility in our Process Solutions segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of August 31, 2010. Based upon this evaluation, our CEO and CFO have concluded that the design and operation of our disclosure controls and procedures were effective as of August 31, 2010.
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
Management assessed our internal control over financial reporting as of August 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2010. Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report, which is included at Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information Concerning Directors and Executive Officers
The information required by this item relating to directors and executive officers of the Company, the Company’s Audit Committee and Section 16(a) Compliance is incorporated herein by reference to that part of the information under “Election of Directors,” “Security Ownership” and “Section 16 Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2011 Annual Meeting of Shareholders (the date of which has not yet been finally determined), or will be contained in an amendment to this Form 10-K. Certain information concerning executive officers of the Company appears under “Executive Officers of the Registrant” at Part I of this Report.
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
Audit Committee Financial Expert
The Company’s Board of Directors has determined that at least two persons serving on its Audit Committee are “audit committee financial experts” as defined under Item 407(d)(5) of Regulation S-K. Dale L. Medford and Andrew G. Lampereur, members of the Audit Committee, are audit committee financial experts and are independent as that term is defined by the NYSE listing standards.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the Proxy Statement for our 2011 Annual Meeting of Shareholders (the date of which has not yet been finally determined), or will be contained in an amendment to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding our equity compensation plans as of August 31, 2010:

(c)
Number of
Common Shares
Remaining
		(b)	Available for
	(a)	Weighted-	Future Issuance
	Number of Common	Average	Under Equity
	Shares to	Exercise Price of	Compensation
	be issued Upon	Outstanding	Plans (excluding
	Exercise of	Options,	securities
	Outstanding Options,	Warrants, and	reflected in
Plan Category	Warrants, and Rights	Rights	column (a))

Equity compensation plans approved by shareholders(1,2)	664,792	$18.54	1,287,369
Equity compensation plans not approved by shareholders	—	—	—

Total	664,792	$18.54	1,287,369

(1)	Includes outstanding options under (i) our 1994 Long-Term Incentive Stock Plan, 1995 Stock Option Plan for Non-Employee Directors, and 1999 Long-Term Incentive Plan, all of which have terminated as to future awards, and (ii) our 2004 Stock Incentive Plan As Amended.

(2)	All shares listed in Column (c) are available for future awards under our 2004 Stock Incentive Plan As Amended. Awards may be comprised of options, restricted shares, restricted units, performance shares, share awards or share unit awards upon such terms as the Compensation Committee of the Board determines at the time of grant that are consistent with the express terms of the plan.
The other information required by this Item 12 is incorporated herein by reference to the Proxy Statement for our 2011 Annual Meeting of Shareholders (the date of which has not yet been finally determined), or will be contained in an amendment to this Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the Proxy Statement for our 2011 Annual Meeting of Shareholders (the date of which has not yet been finally determined), or will be contained in an amendment to this Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the Proxy Statement for our 2011 Annual Meeting of Shareholders (the date of which has not yet been finally determined), or will be contained in an amendment to this Form 10-K.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1)	FINANCIAL STATEMENTS

The following consolidated financial statements of Robbins & Myers, Inc. and its subsidiaries are at Item 8 hereof.
(a) (2)	FINANCIAL STATEMENT SCHEDULE

Schedule II — Valuation and Qualifying Accounts	62
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.
(a) (3)	EXHIBITS.

See INDEX to EXHIBITS.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Robbins & Myers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of October, 2010.

ROBBINS & MYERS, INC.
BY	/s/ Peter C. Wallace
Peter C. Wallace
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Robbins & Myers, Inc. and in the capacities and on the date indicated:

NAME	TITLE	DATE

/s/ Peter C. Wallace Peter C. Wallace	Director, President and Chief Executive Officer	October 26, 2010

/s/ Christopher M. Hix Christopher M. Hix	Vice President and Chief Financial Officer (Principal Financial Officer)	October 26, 2010

/s/ Kevin J. Brown Kevin J. Brown	Corporate Controller (Principal Accounting Officer)	October 26, 2010

*Thomas P. Loftis	Chairman Of Board	October 26, 2010
*Richard J. Giromini	Director	October 26, 2010
*Stephen F. Kirk	Director	October 26, 2010
*Andrew G. Lampereur	Director	October 26, 2010
*Dale L. Medford	Director	October 26, 2010
*Albert J. Neupaver	Director	October 26, 2010

*	The undersigned, by signing his name hereto, executes this Report on Form 10-K for the year ended August 31, 2010 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.

/s/ Peter C. Wallace
Peter C. Wallace
Their Attorney-in-fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to Costs	Other -	Deductions-		Balance at
Description	Beginning of Period	and Expenses	Describe (8)	Describe		End of Period
	(in thousands)
Year Ended August 31, 2010
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$7,470	$659	$(414)	$2,166	(2)	$5,549
Inventory obsolescence	18,325	1,894	(549)	1,017	(3)	18,653
Deferred tax asset valuation allowance	15,302	3,185	(443)	3,175	(4)	14,869
Other reserves:
Warranty claims	7,221	2,468	(43)	3,354	(5)	6,292
Current & L-T insurance reserves	1,520	901	—	993	(6)	1,428
Restructuring reserves	—	2,721	—	—		2,721

Year Ended August 31, 2009
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$7,695	$1,196	$(299)	$1,122	(2)	$7,470
Inventory obsolescence	15,309	6,312	(534)	2,762	(3)	18,325
Deferred tax asset valuation allowance	14,720	1,477	(233)	662	(4)	15,302
Other reserves:
Warranty claims	7,853	2,750	(95)	3,287	(5)	7,221
Current & L-T insurance reserves	1,311	1,254	—	1,045	(6)	1,520

Year Ended August 31, 2008
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$6,189	$1,790	$333 (1)	$617	(2)	$7,695
Inventory obsolescence	14,137	1,791	430	1,049	(3)	15,309
Deferred tax asset valuation allowance	19,140	969	469	5,858	(4)	14,720
Other reserves:
Warranty claims	7,922	1,851	53	1,973	(5)	7,853
Current & L-T insurance reserves	1,663	801	—	1,153	(6)	1,311
Restructuring reserves	258	—	—	258	(7)	—

(1)	Includes impact from acquisition of Mavag (by our 51 percent owned consolidated joint venture in India) in fiscal 2008 of $250,000.

(2)	Represents accounts receivable written off against the reserve.

(3)	Inventory items scrapped and written off against the reserve.

(4)	Impact of valuation allowance release including expiration of related net operating losses and changes in tax rates.

(5)	Warranty cost incurred applied against the reserve.

(6)	Spending against casualty reserve.

(7)	Spending against restructuring reserve.

(8)	Includes impact of exchange rates, and for fiscal 2008, allowance for doubtful accounts of acquired business.

INDEX TO EXHIBITS
(2)	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

2.1	Agreement and Plan of Merger, dated as of October 6, 2010, by and among Robbins & Myers, Inc., Triple Merger I, Inc., Triple Merger II, Inc., and T-3 Energy Services, Inc., filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 6, 2010	*/**

(3)	ARTICLES OF INCORPORATION AND BY-LAWS:

3.1	Amended Articles of Incorporation of Robbins & Myers, Inc was filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the Quarter ended February 29, 2008	**

3.2	Code of Regulations of Robbins & Myers, Inc. was filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the Quarter ended February 28, 2007	**
(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

4.1	Fifth Amended and Restated Credit Agreement dated December 19, 2006 among Robbins & Myers, Inc., Robbins & Myers Finance Europe B.V., the Lenders named in the amended agreement and JP Morgan Chase Bank, N.A. as Administrative Agent and Issuing Bank was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 22, 2006	**

4.2	Amended and Restated Pledge and Security Agreement between Robbins & Myers, Inc. and Bank One, Dayton, N.A., dated May 15, 1998, was filed as Exhibit 4.2 to our Report on Form 10-K for the year ended August 31, 2003	**

4.3	Registration Agreement, dated August 7, 2008, between Robbins & Myers, Inc. and M.H.M & Co., Ltd. was filed as Exhibit 4.3 to our Registration Statement on Form S-3ASR (File No. 333-152874), as amended by Post-Effective Amendment No. 1 filed on October 30, 2009	**
(10)	MATERIAL CONTRACTS:

10.1	Robbins & Myers, Inc. Cash Balance Pension Plan (As Amended and Restated Effective as of October 1, 2010)	F/M

10.2	Robbins & Myers, Inc. Retirement Savings Plan (January 1, 2010 Restatement)	F/M

10.3	First Amendment to Robbins & Myers, Inc. Retirement Savings Plan (January 1, 2010 Restatement)	F/M

10.4	Robbins & Myers, Inc. Executive Supplemental Retirement Plan as amended through October 5, 2007 was filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended August 31, 2007	**/M

10.5	Robbins & Myers, Inc. Executive Supplemental Pension Plan as amended through October 5, 2007 was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2007	**/M

10.6	Form of Indemnification Agreement between Robbins & Myers, Inc., and each director was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2001	**/M

10.7	Robbins & Myers, Inc. 1994 Directors Stock Compensation Plan was filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended August 31, 2001	**/M

10.8	Robbins & Myers, Inc. 1994 Long-Term Incentive Stock Plan as amended was filed as Exhibit 10.10 to our Report on Form 10-K for the year ended August 31, 1996	**/M

10.9	Robbins & Myers, Inc. 1995 Stock Option Plan for Non-Employee Directors was filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-00293)	**/M

10.10	Robbins & Myers, Inc. Senior Executive Annual Cash Bonus Plan as amended through January 9, 2008 was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the Quarter ended February 29, 2008	**/M

10.11	Robbins & Myers, Inc. 1999 Long-Term Incentive Stock Plan was filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-35856)	**/M

10.12	Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended (as amended through October 5, 2010), filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 12, 2010	**/M

10.13	Letter Agreement between Robbins & Myers, Inc. and Christopher M. Hix, dated July 17, 2006 was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2006	**/M

10.14	Employment Agreement between Robbins & Myers, Inc. and Peter C. Wallace as amended through October 6, 2009	**/M

10.15	Form of Executive Officer Change of Control Agreement as amended through October 5, 2007 entered into with each of Kevin J. Brown, Jeffrey L. Halsey, Christopher M. Hix, and Saeid Rahimian was filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended August 31, 2007	**/M

10.16	2006 Executive Supplemental Retirement Plan, effective August 31, 2006, and as amended through October 5, 2007 was filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended August 31, 2007	**/M

10.17	Asset and Share Purchase Agreement, dated February 28, 2006, among Robbins & Myers, Inc., Romaco International B.V., and Romaco Pharmatechnik GmbH and Coesia, S.p.A. was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 3, 2006	**

10.18	Severance Agreement and Release of Claims, dated April 6, 2009, between Robbins & Myers, Inc. and Gary L. Brewer, was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 9, 2009	**/M

10.19	Form of Restricted Share Unit Award Agreement under Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 5, 2010, filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 12, 2010	**/M

10.20	Form of Option Award Agreement under the Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 5, 2010, filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 12, 2010	**/M

10.21	Form of Performance Share Unit Award Agreement for Peter C. Wallace under the Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 5, 2010, filed as Exhibit 10.4 to our Current Report on Form 8-K filed on October 12, 2010	**/M

10.22	Form of Performance Share Award Agreement under the Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 5, 2010, filed as Exhibit 10.5 to our Current Report on Form 8-K filed on October 12, 2010	**/M

10.23	Form of Compensation Clawback Policy Acknowledgement and Agreement, approved by the Board of Directors of Robbins & Myers, Inc. on October 5, 2010, filed as Exhibit 10.6 to our Current Report on Form 8-K filed on October 12, 2010	**/M

10.24	Voting Agreement, dated October 6, 2010, by and among M.H.M. & Co., Ltd., Robbins & Myers, Inc., and T-3 Energy Services, Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 6, 2010	**

10.25	Waiver, dated as of October 6, 2010, by and among Robbins & Myers, Inc., Robbins & Myers Finance Europe B.V., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 6, 2010	**
(21)	SUBSIDIARIES OF THE REGISTRANT

21.1	Subsidiaries of Robbins & Myers, Inc.	F
(23)	CONSENTS OF EXPERTS AND COUNSEL

23.1	Consent of Ernst & Young LLP	F
(24)	POWER OF ATTORNEY

24.1	Powers of Attorney of any person who signed this Report on Form 10-K on behalf of another pursuant to a Power of Attorney	F

(31)	RULE 13A—14(A) CERTIFICATIONS

31.1	Rule 13a-14(a) CEO Certification	F

31.2	Rule 13a-14(a) CFO Certification	F
(32)	SECTION 1350 CERTIFICATIONS

32.1	Section 1350 CEO Certification	F

32.2	Section 1350 CFO Certification	F

“F”	Indicates Exhibit is being filed with this Report.

“*”	The Agreement and Plan of Merger filed as Exhibit 2.1 to our Current Report on 8-K filed on October 6, 2010 omits the disclosure letters to the Merger Agreement. Robbins & Myers agrees to furnish supplementally a copy of these documents to the Securities and Exchange Commission upon request.

“**”	Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission. Unless otherwise indicated, all incorporated items are incorporated from SEC File No. 000-288 and 001-13651.

“M”	Indicates management contract or compensatory arrangement.