Form 10-K/A
period 2010-08-31
ROBBINS & MYERS INC
filed 2010-12-23
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
EXPLANATORY NOTE
Robbins & Myers, Inc. (the “Company”) is filing this Amendment No.1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010, which was filed with the Securities and Exchange Commission on October 26, 2010, to include sections of Part III of the Report, as permitted by General Instruction G of Form 10-K.

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
Our Board of Directors is currently comprised of seven directors, divided into one class of four directors, and one class of three directors, with one class of directors elected at each annual meeting of shareholders for a term of two years. Set forth below is information concerning our directors.
Directors Continuing in Office until 2011 Annual Shareholder Meeting

Andrew G. Lampereur	Director Since March 2007
Mr. Lampereur, age 47, has been Executive Vice President and Chief Financial Officer of Actuant Corporation (manufacturer of industrial products and systems) since August 2000. Mr. Lampereur joined Actuant in 1993 as Corporate Controller, a position he held until 1996 when he was appointed Vice President of Finance of its Gardner Bender unit. He served as Vice President, General Manager for Gardner Bender, from 1998 until assuming his present position. Mr. Lampereur brings to the Board extensive executive and financial experience with a public company.

Thomas P. Loftis	Director Since 1987
Mr. Loftis, age 66, has been Chairman of the Board of the Company since June 2004 and served as Vice Chairman from March 2004 to June 2004. Mr. Loftis has been engaged in commercial real estate development, asset management and consulting with Midland Properties, Inc. since 1981. Loftis Investments LLC, a company wholly owned by Mr. Loftis, is a general partner of M.H.M. & Co., Ltd. (investments). Mr. Loftis is also a director of Security National Bank, a subsidiary of Park National Corporation. Mr. Loftis brings to the Board his long-term experience with the Company and knowledge of the Company’s operations, his experience as an entrepreneur, and relationship with M.H.M., our largest shareholder.

Dale L. Medford	Director Since 2003
Mr. Medford, age 60, retired in June 2005 from The Reynolds and Reynolds Company (software and services to automotive retailers) where he had served as Chief Administrative Officer from July 2004 to June 2005, as Executive Vice President and Chief Financial Officer from January 2001 to June 2005, and as Vice President of Corporate Finance and Chief Financial Officer from February 1986 to January 2001. Mr. Medford brings to the Board his extensive past financial and administrative experience with a public company.

Albert J. Neupaver	Director Since January 2009
Mr. Neupaver, age 60, has been President, Chief Executive Officer and a director of Wabtec Corporation (manufacturer of braking equipment and other parts for locomotives, freight cars and passenger rail cars) since February 2006. From 1998 to February 2006, Mr. Neupaver was President of the Electromechanical Group of AMETEK, Inc. (manufacturer of electronic instruments and electromechanical devices). Mr. Neupaver also serves as a director of Koppers Holdings Inc., a publicly-held company. Mr. Neupaver brings to the Board his experience as a chief executive officer of a global publicly-held manufacturing company, his operations experience, and his experience as a director of other public companies.
Directors Continuing in Office until 2012 Annual Shareholder Meeting

Richard J. Giromini	Director Since October 2008
Mr. Giromini, age 57, has been President and Chief Executive Officer of Wabash National Corporation (manufacturer and distributor of semi-trailers to trucking industry) from January 2007 and a director since December 2005. He was President and Chief Operating Officer of Wabash National Corporation from December 2005 through December 2006. From February 2005 until December 2005, Mr. Giromini served as Executive Vice President and Chief Operating Officer, and from July 2002 to February 2005, he was Senior Vice President and Chief Operating Officer, of Wabash National Corporation. Mr. Giromini brings to the Board his extensive executive, operational and sales experience with a public company, with particular insight into logistics and distribution.

Stephen F. Kirk	Director Since June 2006
Mr. Kirk, age 61, has been Senior Vice President and Chief Operating Officer of The Lubrizol Corporation (manufacturer of specialty chemicals) since September 2008. From June 2004 to September 2008, he was President of Lubrizol Additives. He served as Vice President of Sales and Marketing of The Lubrizol Corporation from June 1999 to June 2004. Mr. Kirk brings to the Board global operational and executive experience with a public company. His knowledge of the chemical markets is particularly suited to our Process Solutions Group business.

Peter C. Wallace	Director Since July 2004
Mr. Wallace, age 56, has been President and Chief Executive Officer of the Company since July 12, 2004. From October 2001 to July 2004, Mr. Wallace was President and Chief Executive Officer of IMI Norgren Group (sophisticated motion and fluid control systems for original equipment manufacturers). He was employed by Rexnord Corporation (power transmission and conveying components) for 25 years serving as President and Group Chief Executive from 1998 until October 2001 and holding a variety of senior sales, marketing, and international positions prior thereto. Mr. Wallace is also a director of Applied Industrial Technologies, Inc. and Rogers Corporation, publicly-held companies. Mr. Wallace provides an important executive and leadership perspective to the Board given his extensive knowledge of the Company and the industries and markets in which it operates, as well as his executive experience and experience in sales and marketing, and director of other public companies.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of the Company and owners of more than 10% of the Company’s common shares to file an initial ownership report with the Securities and Exchange Commission and follow up reports listing any subsequent change in their ownership of common shares. The Company believes, based on information provided to the Company by the persons required to file such reports, that all filing requirements applicable to such persons during the period from September 1, 2009 through August 31, 2010 were met.
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
Audit Committee.
The Company’s Board of Directors has a standing Audit Committee, comprised of Andrew G. Lampereur (Chair), Richard J. Giromini, Dale L. Medford, and Albert J. Neupaver. All Audit Committee members are independent directors. The Board has determined that all members of the Audit Committee are financially literate, that all members meet the enhanced standards for independence at Rule 10A-3 issued under the Securities Exchange Act of 1934, and that two members of the Committee — Dale L. Medford and Andrew G. Lampereur — are audit committee financial experts within the meaning of applicable regulations of the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
Compensation Committee Report
The Compensation Committee of our Board reviewed and discussed the following Compensation Discussion and Analysis with management and based on such review and discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended August 31, 2010.
THE COMPENSATION COMMITTEE
Andrew G. Lampereur, Chair
Stephen F. Kirk
Albert J. Neupaver
Compensation Discussion and Analysis
Overview
This Compensation Discussion and Analysis (“CD&A”) describes our compensation philosophy and objectives, how our compensation process works, why the Compensation Committee arrived at specific compensation decisions, and the role of the Committee, its compensation consultant, and Mr. Wallace, our Chief Executive Officer, in setting the compensation of our Named Executive Officers. Our Named Executive Officers for fiscal 2010 include the following:
•	Peter C. Wallace, President and Chief Executive Officer

•	Christopher M. Hix, Vice President and Chief Financial Officer

•	Saeid Rahimian, Vice President and President, Fluid Management Group

•	Kevin J. Brown, Corporate Controller

•	Jeffrey L. Halsey, Vice President — Human Resources
The Company paid no annual cash incentives or performance shares to Named Executive Officers based on the Company’s fiscal 2009 financial performance and, as a result of the continued global economic uncertainty, the Committee took the following actions in the beginning of fiscal 2010 (October 2009) with respect to our compensation programs:
•	froze the base salaries and annual incentive opportunity levels of our Named Executive Officers;

•	changed the performance metrics for annual incentive opportunities applicable to operating segments to minimize the impact of restructuring efforts; and

•	increased the maximum payout for performance shares to create additional incentive to achieve “stretch” goals.
The Company maintains a robust stock ownership policy for its directors and Named Executive Officers and has implemented a Compensation Clawback Policy to ensure the integrity of its financial statements.
Oversight of the Company’s Executive Compensation Programs
Compensation Committee
The Compensation Committee develops and administers our compensation programs, policies and processes and sets the compensation of our Chief Executive Officer and the other Named Executive Officers. The Committee was comprised of four independent directors until January 6, 2010 and was then decreased to three independent directors. Our Human

Resources Department and General Counsel support the Committee in its work. The Committee has the authority in its discretion to engage outside advisors to assist it.
When determining the compensation of our Chief Executive Officer, the Committee considers:
•	His performance against the annual and long-term objectives it has established for him;

•	Evaluations of our Chief Executive Officer submitted by each director and the personal evaluation that Mr. Wallace submits to the Committee;

•	Benchmark data from compensation surveys and our self-developed peer group; and

•	His past compensation and accumulated equity interest in the Company and his total proposed compensation taking into account all forms of compensation.
In the process of determining his compensation, the Chairman of the Committee and the Chairman of the Board meet with Mr. Wallace to discuss the Committee’s evaluation of his performance, the rationale for the various elements of his compensation, the sizing of the elements, and the benchmarking of his total compensation. For fiscal 2011, the Nominating & Governance Committee began administering the annual evaluation of our Chief Executive Officer’s performance. Therefore, for fiscal 2011, the Chairman of the Nominating & Governance Committee and the Chairman of the Board met with Mr. Wallace to discuss the evaluation results. The Chairman of the Nominating & Governance Committee then communicated the results of the evaluation to the Compensation Committee.
The Committee also considers the economic and general business conditions at the time in which compensation decisions are made. While the Committee may adjust and refine the compensation packages as operating conditions change, it believes that consistency in its compensation philosophy and approach is important.
Role of Management
Management plays an important role in the process of setting compensation for executives other than our Chief Executive Officer. The Chief Executive Officer in consultation with our Vice President — Human Resources, and the Compensation Committee’s compensation consultant, develops compensation recommendations for the Compensation Committee to consider. The Chief Executive Officer considers various factors when making individual compensation recommendations including the relative importance of the executive’s position within the organization, the individual tenure and experience of the executive, and the executive’s individual performance and contributions to the Company’s results.
Mr. Wallace assists the Committee when it determines the compensation of the other Named Executive Officers by providing the Committee:
•	His evaluation of each executive’s performance against targeted objectives;

•	His recommended allocation of the executive’s compensation among the various elements of compensation; and

•	His recommendation as to the size or amount of each element of compensation.
On behalf of the Committee, Mr. Wallace also meets individually with each Named Executive Officer to explain the Committee’s rationale for various elements of the executive’s compensation and the sizing or amount of each element of compensation.
Role of Compensation Consultant
The Compensation Committee has retained Hewitt Associates as its compensation consultant since May 2007. During fiscal 2010, Hewitt spun off its executive compensation consulting services to Meridian Compensation Partners LLC, and following the spin-off, the Committee engaged Meridian as its compensation consultant. However, at the time of setting compensation for fiscal 2010 (October 2009), the spin-off had not yet occurred and Hewitt was serving as the compensation consultant to the Committee. The Committee determines the services provided to the Committee by the compensation consultant and the fees paid. The compensation consultant reports directly to the Committee independent of management and meets regularly with the Committee without management present. In addition to services to the Committee, Hewitt provided actuarial services to the Company in fiscal 2010.
For fiscal 2010, Hewitt provided the following services to the Committee:
•	Participated in the design and implementation of our executive compensation program for our Named Executive Officers;

•	Provided competitive market practice data and benchmarking;

•	Provided a review of our stock ownership guidelines applicable to Named Executive Officers and directors;

•	Evaluated each of our Named Executive Officer’s position against competitive market practice data;

•	Evaluated the features of each of our compensation plans against market practice;

•	Analyzed our equity awards (e.g. options, restricted stock, restricted share units, and performance shares) to arrive at their respective economic value; and

•	Participated in meetings of the Committee at which fiscal 2010 compensation decisions were made.
Objectives of the Company’s Compensation Program
The Compensation Committee believes that our targeted growth strategies require an executive compensation program that reinforces the importance of performance and accountability — both at the individual and at the corporate level. Our program is designed to provide executives with meaningful rewards, while maintaining alignment with shareholder interests, corporate values, and important management initiatives. In making compensation decisions, the Committee is guided by the following objectives:
•	To attract, motivate, and retain highly experienced executives who are vital to our short- and long-term success, profitability, and growth;

•	To create alignment among executives and shareholders by actively promoting compensation programs and arrangements intended to result in executives having a meaningful investment in the Company through share ownership;

•	To provide focus on key financial performance goals and objectives that are integral to achieving the Company’s annual and long-term strategic plans; and

•	To provide targeted compensation levels that are generally consistent with a range of the 50th percentile of competitive market practice for base salary, annual incentives at target level performance, and annualized economic grant value for equity awards, with adjustments above or below the 50th percentile based on various factors, such as level of responsibility, prior experience, length of service, achievement of personal objectives, future potential and internal pay equity issues.
Types of Compensation
Our compensation program includes the following types of compensation:
•	Annual fixed compensation — salaries;

•	Annual cash incentive compensation — cash bonus earned only if certain pre-established financial performance targets are achieved for the fiscal year;

•	Equity awards that provide opportunities for our executives to accumulate wealth that is directly related to the creation of shareholder value and serve to strengthen the long-term commitment of executives to the Company, including the following:
*	Stock options that become exercisable in equal installments on an annual basis over a three-year service period;

*	Restricted share units that vest in equal installments on an annual basis over a three-year service period; and

*	Performance shares that are earned based on annual financial measures but are only paid out if the executive continues in our employment for three years.
•	Executive perquisites provided on a limited basis that serve certain corporate purposes;

•	Retirement contributions designed to provide wealth accumulation and post-employment security; and

•	Special equity awards that are made from time to time when superior performance merits exceptional pay.
Factors Considered in Determining Executive Compensation
Competitive Benchmarking
For our fiscal 2010 compensation program, Hewitt assisted the Compensation Committee in developing measures for benchmarking compensation, both as to the size of the total compensation package offered and the types and design of the various elements of compensation included in each Named Executive Officer’s compensation package. With Hewitt’s assistance, two comparative measures were developed:
•	One drew upon Hewitt’s proprietary Total Compensation Measurement Database for the purpose of assessing market percentile ranges; and

•	The other was an updated version of a customized 12-company peer group that the Compensation Committee had previously developed for testing the competitiveness of our compensation against a more immediate peer group.
For fiscal 2010, the Compensation Committee’s self-developed 12-company peer group was comprised of the following companies:

• Ameron International Corporation	• Circor International
• Crane Co.	• Flowserve Corporation
• Franklin Electric Co., Inc.	• Gardner Denver, Inc.
• Graco Inc.	• IDEX Corp.
• Milacron, Inc. (1)	• Sauer-Danfoss, Inc.
• Watts Water Technologies	• Woodward Governor Company

(1)	Milicron filed for Chapter 11 bankruptcy protection in March 2009 and therefore, fiscal year end results were not publicly available.
For fiscal 2011 (October 2010), the Compensation Committee in consultation with Meridian, its compensation consultant, reviewed and expanded the Company’s self-developed peer group for use in setting compensation beginning in fiscal 2011 (October 2010).

Tally Sheets
In setting each Named Executive Officer’s compensation, the Compensation Committee reviewed the total annual fixed, incentive, and equity compensation to be received by each of them, including base salary, annual and long-term incentives, equity grants, executive perquisites, total equity holdings in the Company, and post-employment obligations. The Committee uses Tally Sheets to facilitate this review.
How Target Levels of Compensation Are Determined
The Compensation Committee strives to create an overall compensation package for each Named Executive Officer that satisfies the objectives of our compensation program. With its consultant, the Committee reviews the market data, discussed above, to determine for each Named Executive Officer a total compensation at the 50th percentile level. The market data is regarded as a general reference point for the Committee and the Committee makes adjustments to the market data in order to respond to market conditions, promotions, individual performance, levels of responsibility, prior experience, length of service, future potential, and internal pay equity issues, with the intent that each Named Executive Officer’s total compensation package and each of the three major components are generally consistent with the desired 50th percentile level. The Committee rewards exceptional performance in a particular fiscal year by providing for incentive compensation that will payout above the targeted compensation level if certain stretch goals are achieved.
The Committee uses incentive compensation to promote the achievement of annual and longer-term financial measures. Annual incentive compensation is used to motivate executives to achieve specific performance goals of the Company’s annual plan. Performance share awards are tied to financial objectives that, while measured annually, are focused on consistent longer-term goals of continuing earnings growth and steadily improving asset utilization. Option grants and restricted share unit awards, while not performance based, promote the retention of key executives, help drive long-term performance and align management’s interests with those of shareholders.
The Committee believes that as an executive’s responsibility increases so does his ability to influence our performance and accordingly, the proportion of his compensation that consists of salary and cash incentive should decrease while the proportion of equity incentives to total compensation should increase. The Committee uses our above-listed types of compensation in various proportions in order to motivate desired performance. The Committee developed the following general guidelines as to the sizing of the various elements of compensation that comprised the executive’s total compensation package:

Other Named
Executive Officers
	Chief Executive Officer	(% of Total
Element of Compensation	(% of Total Compensation)	Compensation)
Salary	25% to 35%	40% to 60%
Annual Cash Incentive at Target	20% to 25%	20% to 25%
Performance Shares at Target	10% to 15%	5% to 10%
Restricted Share Unit Awards	10% to 15%	5% to 10%
Stock Option Awards	25% to 30%	10% to 25%
Annual Retirement Contributions (includes 3% attributable to Company contribution to 401(k) savings plan)	10% of Cash Compensation	10% of Cash Compensation
Equity awards as a percentage of total compensation were valued based their “economic value.” In the case of options, economic value was determined using a Hewitt Associates’ model that is based on the American Call version of the Black-Scholes option pricing approach. For restricted share unit and performance share awards, the starting point for a determination of the economic value of an award is the closing market price of our shares on a recent date, with various adjustments related to restrictions on the share awards and the vesting period.
In setting each Named Executive Officer’s compensation, the Committee reviewed the total annual fixed, incentive, and equity compensation to be received by each of them, including base salary, cash incentives, annual and long-term incentives, equity grants, executive perquisites and post-employment obligations.

Salaries
As a result of the global economic downturn, the Compensation Committee froze the fiscal 2010 base salaries for the Named Executive Officers at the fiscal 2009 rates. Base salary for fiscal 2010 comprised the following percentage of total compensation for each Named Executive Officer:

		Percent of Total
		Fiscal 2010
Named Executive Officer	Base Salary	Compensation(1)
Mr. Wallace	$700,000	29%
Mr. Hix	$310,000	40%
Mr. Rahimian	$315,000	39%
Mr. Brown	$200,000	57%
Mr. Halsey	$219,000	47%

(1)	Assuming a payout of annual incentive compensation and performance shares at target amounts.
Annual Cash Incentive Opportunities
Annual cash incentive compensation provides Named Executive Officers with an opportunity to receive additional cash compensation through the achievement of specified annual financial targets. Targets are financial measures based on the Company’s annual plan and were fixed at the outset of fiscal 2010. Annual cash incentive compensation for fiscal 2010 at target comprised 35% to 80% of base salary depending on the Named Executive Officer. Annual cash incentive compensation could be earned at the threshold (50% payout), target (100% payout), or maximum (200% payout) level based on the extent to which the financial measures were achieved. The amounts that could have been earned at threshold, target and maximum are shown in the “Grants of Plan-Based Awards” table at page 70 of this Report and the amounts earned for fiscal 2010 are in the Summary Compensation Table at page 68 of this Report.
For fiscal 2010, the performance measures, the weighting assigned to each measure, and the extent to which each measure was achieved were:
•	Measure: Consolidated sales, weighted 20%, and our consolidated sales for fiscal 2010 were 2% below target.

•	Measure: Adjusted diluted earnings per share, weighted 40%, and our adjusted diluted earnings per share for fiscal 2010 were 15% above target.

•	Measure: Adjusted free cash flow, weighted 40%, and our adjusted free cash flow for fiscal 2010 was 62% above target.
When setting the performance measures for fiscal 2010 (October 2009), the Compensation Committee determined that diluted earnings per share and free cash flow would be adjusted for the after-tax impact of restructuring charges and goodwill impairment, if any.
The above measures apply to all of our Named Executive Officers. However, for Mr. Rahimian, President of the Fluid Management Group, 25% of his annual cash incentive is calculated on the above consolidated level basis while 75% is calculated on the basis of his particular group’s operating performance. The performance measures, the weighting assigned to each measure, and the extent to which is each measure was achieved for the Fluid Management Group were:
•	Measure: Sales, weighted 20%, and sales for the Fluid Management Group for fiscal 2010 were 5% above target.

•	Measure: Adjusted operating profit, weighted 40%, and our adjusted operating income for the Fluid Management Group for fiscal 2010 was 20% above target.

•	Measure: Adjusted operating cash flow, weighted 40%, and our adjusted operating cash flow for the Fluid Management Group for fiscal 2010 was 32% above target.
When setting the performance measures for fiscal 2010 (October 2009), the Committee determined that operating profit would be adjusted for restructuring costs and goodwill impairment, if any, and operating cash flow would be adjusted for the after-tax impact of restructuring charges, if any.

Equity Grant Practices
To further align management and shareholder interests, the Compensation Committee in October of each year grants options and awards restricted share units to Named Executive Officers. Awards are made pursuant to our 2004 Stock Incentive Plan As Amended that was approved by shareholders in December 2004. Except for new hires and special circumstances, the Committee only grants equity awards at its October meeting, which is normally scheduled one year in advance. The Committee believes these annual equity awards as structured provide substantial incentives to Named Executive Officers to achieve significant growth in shareholder value and to continue in our employment.
Stock Options and Restricted Share Units
At the beginning of fiscal 2010 (October 2009), the Compensation Committee granted stock options and awarded restricted share units under our 2004 Stock Incentive Plan As Amended. The exercise price for options is the closing price of our common shares on the date of grant, options become exercisable over three years in equal annual installments and have a term of 10 years. Fiscal 2010 restricted share unit awards also vest equally over a three-year period. The sizing of the awards is based on the guidelines set forth above at “Factors Considered in Determining Executive Compensation” above and the actual grants and awards for fiscal 2010 are set forth in the “Grants of Plan-Based Awards” table at page 70 of this Report.
Fiscal 2010 Performance Share Awards
At the beginning of fiscal 2010 (October 2009), the Compensation Committee made performance share awards under our Long Term Incentive Plan (LTIP), which is a sub-plan under our 2004 Stock Incentive Plan As Amended. Under the LTIP, the Committee awards to each Named Executive Officer a target number of performance shares. For fiscal 2010, the Committee set performance threshold, target and maximum payout levels, as follows:

Measure	Weight	Threshold	Target	Maximum
Adjusted Diluted Earnings Per Share	75%	$0.76	$0.95	$1.19
Return on Net Assets	25%	10.72%	13.40%	16.75%
Diluted earnings per share are adjusted based on restructuring charges and goodwill impairment, if any. Return on net assets is adjusted for restructuring charges, if any.
For fiscal 2010, the Committee increased the maximum payout for performance shares from 150% to 200% to create additional incentive to achieve the maximum levels. At the end of fiscal 2010, the Committee determined the actual number of performance shares earned based on the extent to which the targets were achieved for fiscal 2010. The performance shares are forfeited by the executive if he is not employed by us on August 31, 2012. If the executive continues in our employment through August 31, 2012, for each performance share earned for fiscal 2010, he is then issued one common share. In addition, the dollar amount of dividends that would have been paid on such common shares if they had been issued to the executive on the performance share award date of October 6, 2009 is calculated and such amount is divided by the average closing price of our common shares in August 2012 to arrive at a number of dividend equivalent common shares that are issued to the executive on or about September 1, 2012.
The fiscal 2010 LTIP performance share awards at threshold (50% payout), target (100% payout) and maximum (200% payout) are set forth in the “Grants of Plan-Based Awards” table at page 70 of this Report. For fiscal 2010, Adjusted Diluted Earnings Per Share was $1.09 and Return on Net Assets was 14.38%, resulting in a 151% payout, and the following performance share awards for the Named Executive Officers:

Number of Performance Shares
Named Executive Officer	Earned for Fiscal 2010
Mr. Wallace	22,076
Mr. Hix	6,055
Mr. Rahimian	6,795
Mr. Brown	1,691
Mr. Halsey	3,186

Perquisites
The Company has historically provided its Named Executive Officers with certain perquisites that the Committee believes are reasonable, competitive and consistent with the Company’s overall compensation philosophy. The perquisites provided to each Named Executive Officer in fiscal 2010 are described in the table at page 69 of this Report. In all cases, the aggregate value of personal benefits made available to an executive was less than 5% of his total compensation.
Retirement and Other Benefits
On December 31, 2005, we “froze” all Named Executive Officer defined benefit plans. In their place, we adopted our 2006 Executive Supplemental Retirement Plan. This plan is an unfunded defined contribution plan under which we annually credit an amount equal to 10% of the Named Executive Officer’s salary and annual cash incentive to his deferred compensation account. The amount credited, however, is reduced by amounts we credit to his account for the same fiscal year under the our qualified 401(k) savings plan. We also credit interest at a rate of seven percent per annum on each Named Executive Officer’s deferred compensation account balance. The amounts credited in fiscal 2010 for each Named Executive Officer are described in the table at page 69 of this Report.
Change-in-Control Agreements
We have an employment agreement with our Chief Executive Officer that provides certain payments in the event he is terminated or resigns with good reason within 24 months following a change-in-control of the Company or resigns during the 13th month following a change-in-control. We do not have employment agreements with any other executive officers, but we do have change-in-control agreements with each of our other Named Executive Officers that provide certain benefits in the event of termination of employment or resignation for good reason within 24 months after a change-in-control.
The purpose of these agreements is to aid in retention and recruitment, encourage continued attention and dedication to assigned duties during periods involving a possible change-in-control of the Company and to protect the earned benefits of each Named Executive Officer against adverse changes resulting from a change-in-control. When the Compensation Committee approved these agreements in prior years, it carefully reviewed the level of payments that would be paid in the event payments under the agreement were triggered and satisfied itself that the payments were reasonable in amount and designed to further the Committee’s objectives. Except for our Chief Executive Officer’s agreement, the agreements do not contain “tax gross up” provisions. The agreements are described in detail at “Potential Payments Upon Termination of Employment or a Change-in-Control” at page 74 of this Report.
On October 5, 2010, the Board of Directors, upon recommendation of the Compensation Committee, approved changes to the definition of “change of control” for all awards made on or after October 5, 2010 under our 2004 Stock Incentive Plan As Amended. The Plan provides that unvested stock options granted under the Plan will vest upon a change of control of the Company, as defined in the Plan, and the Compensation Committee can take certain actions upon a change of control with respect to other equity awards outstanding under the Plan. The amendment changes the circumstances under which a change of control will be deemed to occur for purposes of the Plan. Prior to the amendment, a change of control would have occurred under the Plan upon the approval by the shareholders of the Company of a merger or consolidation of the Company unless the voting shares of the Company outstanding prior to the merger or consolidation continued to represent at least 80% of the voting power of the Company or surviving entity following the merger or consolidation. As amended, a change of control will occur upon the consummation of a merger or consolidation of the Company unless the voting shares of the Company outstanding prior to the merger or consolidation continue to represent at least 50% of the voting power of the Company or surviving entity following the merger or consolidation.
Stock Ownership Guidelines.
We recognize the importance of equity ownership in the alignment of shareholder and management interests. Until June 23, 2010, we required that our Chief Executive Officer own common shares having a value equal to at least three times his salary and other Named Executive Officers in an amount equal to one times their respective salaries. Unvested restricted stock, unvested restricted share units and shares subject to outstanding options were not considered as owned in determining an executive’s ownership of our common shares. Effective June 23, 2010, we approved changes to the stock ownership guidelines, which now require that the Chief Executive Officer own common shares having a value equal to five times his salary, the Chief Financial Officer (Mr. Hix) and President of the Fluid Management Group (Mr. Rahimian) own common shares having a value equal to three times his salary, and other Named Executive Officers own common shares having a value equal to 1.5 times their respective salaries. Also effective June 23, 2010, all vested and unvested restricted stock and restricted share units and all earned performance shares are included in determining an executive’s ownership. However, shares subject to outstanding options are excluded. Until an executive officer meets the stock ownership requirement, the officer must hold at least 60% of all stock compensation we pay him.
Also effective June 23, 2010, we revised the stock ownership guidelines applicable to our non-employee directors. Our non-employee directors are required to own our stock having a value equal to at least five times the annual cash retainer we pay directors. Until a director meets the stock ownership requirement, the director must retain at least 60% of all stock compensation paid by us.
Risk Assessment
The Compensation Committee appointed a Risk Assessment Committee to consider whether our compensation practices or policies encourage excessive or inappropriate risk taking by our employees, including our Named Executive Officers. The Risk Assessment Committee is comprised of our Vice President — Human Resources, our Corporate Controller, and our General Counsel. The Risk Assessment Committee reported its findings to the Compensation Committee and, after review and discussion, the Compensation Committee agreed with those findings. Specifically, the Risk Assessment Committee and the Compensation Committee concluded that although a portion of our executive compensation program is performance-based, it does not encourage excessive or inappropriate risk-taking.
Compensation Recovery “Clawback” Policy
The Company has adopted a Compensation Clawback Policy effective for plan years beginning on or after October 5, 2010 for Named Executive Officers. This policy further strengthens the risk mitigation program by defining the economic consequences that misconduct has on the executive officer’s incentive-based compensation. In the event of a financial restatement due to fraudulent activity or misconduct as determined by the Board of Directors, the culpable executive officer will reimburse the Company for incentive-based compensation paid to him. In addition, the Board of Directors has discretion to determine whether or not such Named Executive Officer was involved in the fraudulent activity or misconduct.
Tax Deductibility of Compensation.
Section 162(m) of the U.S. Internal Revenue Code limits the deduction we may take for executive compensation paid to an Named Executive Officer to $1.0 million per year, but contains an exception for certain performance-based compensation. We have structured annual cash incentive compensation under our Senior Executive Annual Cash Bonus Plan and grants of options, awards of restricted shares, restricted share units, and LTIP awards under our 2004 Stock Incentive Plan As Amended to qualify as performance-based compensation. The Compensation Committee intends to continue to structure executive compensation so that payments will be fully deductible. Occasionally, however, we may make cash payments and equity awards that are not fully deductible if, in the Committee’s judgment, those payments or awards are needed to achieve our overall compensation objectives.
Conclusion
Each year the Compensation Committee reviews the total compensation package available to each of the Named Executive Officers to satisfy itself that the complete package is consistent with the Committee’s goals and objectives. The Committee also reviews the accumulated wealth that each Named Executive Officer has achieved as a result of equity awards and retirement benefits provided by the Company, and the particular incentives, vesting requirements and agreements that encourage our Named Executive Officers to continue in our employment. The Committee believes our compensation processes, policies and programs for Named Executive Officers, including the processes it follows when determining the compensation of our Chief Executive Officer, further our compensation goals and objectives, are consistent with good corporate governance practices, effectively tie executive compensation to our performance and shareholder value, and induce our key executives to continue to render outstanding service on behalf of the Company.

Summary Compensation Table
The following table shows for the fiscal year ended August 31, 2010 the compensation provided by the Company to our Named Executive Officers.

						Change in
						Pension Value
						and Non-
						Qualified
					Non-Equity	Deferred
			Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)
Peter C. Wallace,	2010	$700,000	$597,105	$432,375	$940,800	$8,499	$228,204	$2,906,983
President and Chief	2009	694,584	546,977	548,196	0	5,310	128,995	1,924,062
Executive Officer	2008	628,750	589,784	238,693	838,676	5,987	207,331	2,509,221

Christopher M. Hix,	2010	$310,000	$163,679	$118,442	$260,400	$726	$94,791	$948,038
Vice President and	2009	307,084	149,908	150,228	0	546	69,446	677,212
Chief Financial	2008	273,750	147,461	59,670	242,138	258	107,414	830,691
Officer

Saeid Rahimian,	2010	$315,000	$183,776	$133,025	$289,800	$30,407	$105,453	$1,057,461
Vice President and	2009	313,750	168,304	168,681	0	14,448	80,144	745,327
President Fluid	2008	298,750	147,461	59,670	195,863	21,582	100,024	823,350
Management Group

Kevin J Brown,	2010	$200,000	$45,777	$28,915	$117,600	$82,987	$55,924	$531,203
Controller	2009	200,000	21,054	21,082	0	71,564	48,794	362,494
	2008	200,000	22,119	8,955	123,270	204	58,902	413,450

Jeffrey L. Halsey,	2010	$219,000	$86,194	$54,205	$165,570	$280	$59,793	$585,042
Vice President,	2009	217,417	78,899	79,070	0	180	44,554	420,120
Human Resources

(1)	For fiscal 2010, salaries were frozen at the 2009 rates. The differences between salaries for fiscal 2009 and fiscal 2010 reflect that fiscal year salaries include 11 months at the current fiscal year rate and one month at the prior fiscal year rate.

(2)	Amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of restricted shares, restricted share units, and performance shares granted under the Company’s 2004 Stock Incentive Plan As Amended (which we refer to as the 2004 Plan) during fiscal 2010 and prior years. The amounts were calculated by multiplying the close price on the date of grant by the number of restricted shares and restricted share units received and the number of performance share awards assuming a payout at target. The maximum payout amount that could have been received for performance share awards for fiscal 2010, 2009, and 2008 were: Wallace — 15,936, 20,924, and 29,240; Hix — 3,987, 5,735, and 8,020; Rahimian — 3,987, 6,438, and 9,000; Brown — 597, 806, and 2,240; and Halsey — 2,988, 3,018, and 4,220. The actual value of performance share awards received by the Named Executive Officers for fiscal 2010, 2009, and 2008 were: Wallace — $492,957, $0, and $473,777; Hix — $135,208, $0, and $118,534; Rahimian — $151,732, $0, and $118,534; Brown — $37,360, $0, $17,749; and Halsey — $71,143, $0, and $88,833. For further information on these awards, see the Grants of Plan-Based Awards table on page 70 of this Report.

(3)	Amounts reflect the aggregate grant date fair value for fiscal 2010 and prior years computed in accordance with FASB ASC Topic 718 of stock option grants under the 2004 Plan. The amounts do not reflect whether a Named Executive Officer has actually received a financial benefit from the award. The amount was calculated using the Black-Scholes option pricing model calculated as of the close of the preceding fiscal year. See Notes 1 and 10 to the Consolidated Financial Statements included in this Report on Form 10-K/A for a discussion of the relevant assumptions used in calculating the compensation cost. For further information on these awards, see the Grants of Plan-Based Awards table on page 70 of this Report.

(4)	Amounts shown in this column include cash incentives paid for fiscal 2010, 2009 and 2008 performance under our annual cash incentive program. The methodology applied in determining these cash incentive amounts is discussed under

“Compensation Discussion and Analysis” at “Annual Cash Incentive Opportunities” on page 64 of this Report.

(5)	Amounts shown in this column include (i) the aggregate of the increase in actuarial values of each of the Named Executive Officer’s benefits under our Pension Plan and Supplemental Pension Plan and (ii) the portion of interest earned on Non-Qualified Deferred Compensation assets that exceeds the SEC benchmark “market” rate (120% of the applicable federal long-term rate). For fiscal 2010, the aggregate increase in actuarial values and above market earnings, respectively, for each of the Named Executive Officers was as follows: Mr. Wallace — $6,003 and $2,496; Mr. Hix — $0 and $726; Mr. Rahimian — $29,504 and $903; Mr. Brown — $82,400 and $587, and Mr. Halsey — $0 and $280.

(6)	Amounts shown in this column for fiscal 2010 include for each Named Executive Officer the items listed in the following table. For those items which are perquisites, we include the incremental costs to the Company of providing the perquisites, and we value perquisites based on the amount we actually paid to the third party to obtain the perquisite for the executive.

Items Included in “All Other Compensation” for Fiscal 2010	Mr. Wallace	Mr. Hix	Mr. Rahimian	Mr. Brown	Mr. Halsey
Company contribution to Executive Supplemental Retirement Plan	$156,170	$49,535	$50,453	$24,340	$31,008
Company contribution to 401(k) Employee Savings Plan	14,700	14,700	14,700	12,250	13,414
Perquisites or Personal Benefits	56,774	30,401	40,143	19,334	15,273
The following table identifies the perquisites or personal benefits that were made available and utilized by each Named Executive Officer in fiscal 2010. Such benefits differ among Named Executive Officers depending on employment classification, location, and, with respect to certain benefits, whether the Named Executive Officer chose to utilize them in fiscal 2010.

Items Included in Perquisites or Personal Benefits	Mr. Wallace	Mr. Hix	Mr. Rahimian	Mr. Brown	Mr. Halsey
Financial planning program	X	X	X		X
Car allowance	X	X	X	X	X
Reimbursement for club membership	X		X
Supplemental disability insurance premiums	X	X	X	X	X
Life insurance premiums	X	X	X	X	X
Long-term care insurance premiums	X	X	X	X
Physical examinations to the extent not covered by insurance	X

Grants of Plan-Based Awards in Fiscal 2010

									All Other		Grant Date
									Option		Fair Value
								All Other Stock	Awards:		of Stock and
								Awards:	Number of		Option
								Number of	Securities	Exercise or Base	Awards (5)
		Estimated Future Payouts Under			Estimated Future Payouts Under			Shares of Stock	Underlying	Price of Option
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			or Units	Options	Awards
		Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)(5)
Mr. Wallace	FY 2010 cash incentive plan(1)	$280,000	$560,000	$1,120,000
	10/8/09 LTIP(2)				7,310	14,620	29,240				$326,465
	Restricted Share Units (3)							12,120			270,640
	Stock Options (4)								51,290	$22.33	432,375

Mr. Hix	FY 2010 cash incentive plan(1)	$77,500	$155,000	$310,000
	10/8/09 LTIP(2)				2,005	4,010	8,020				$89,543
	Restricted Share Units (3)							3,320			74,130
	Stock Options (4)								14,050	$22.33	118,442

Mr. Rahimian	FY 2010 cash incentive plan(1)	$78,750	$157,500	$315,000
	10/8/09 LTIP(2)				2,250	4,500	9,000				$100,485
	Restricted Share Units(3)							3,730			83,291
	Stock Options (4)								15,780	$22.33	133,025

Mr. Brown	FY 2010 cash incentive plan(1)	$35,000	$70,000	$140,000
	10/8/09 LTIP(2)				560	1,120	2,240				$25,010
	Restricted Share Units(3)							930			20,767
	Stock Options (4)								3,430	$22.33	28,915

Mr. Halsey	FY 2010 cash incentive plan(1)	$49,275	$98,550	$197,100
	10/8/09 LTIP(2)				1,055	2,110	4,220				$47,116
	Restricted Share Units (3)							1,750			39,078
	Stock Options (4)								6,430	$22.33	54,205

(1)	Represents the threshold, target and maximum cash incentive awards set for fiscal 2010 under our annual executive officer cash incentive compensation program. The methodology applied in determining these awards and how they are earned in discussed under “Compensation Discussion and Analysis” at “Annual Cash Incentive Opportunities” on page 64 of this Report. The actual annual cash incentives paid to the Named Executive Officers for fiscal 2010, 2009, and 2008 are set forth in the Summary Compensation Table.

(2)	Represents the fiscal 2010 performance share award under the LTIP plan (a subplan under the 2004 Plan) assuming a payout at threshold, target and maximum. The methodology applied in determining these awards and how they are earned is discussed under “Compensation Discussion and Analysis” at “Fiscal 2010 Performance Share Awards” on page 65 of this Report. The actual value of performance share awards received the Named Executive Officers for fiscal 2010, 2009, and 2008, calculated using the closing prices on the date of grant of $29.73 for 2008 and $22.33 for 2010, were: Wallace — $492,957, $0, and $473,777; Hix — $135,208, $0, and $118,534; Rahimian — $151,732, $0, and $118,534; Brown — $37,360, $0, $17,749; and Halsey — $71,143, $0, and $88,833.

(3)	Represents a restricted share unit award on October 6, 2009 under the 2004 Plan. The shares vest in equal installments over a three-year period.

(4)	Represents an option award on October 6, 2009 under the 2004 Plan. Options have a ten-year term, become exercisable ratably over a three-year period, and have an option exercise price equal to the closing price of a common share on the date of grant.

(5)	Represents the grant date fair value computed in accordance with FASB ASC Topic 718 for stock options, restricted share units, and performance shares, assuming, for performance shares, a payout at target.

Outstanding Equity Awards At August 31, 2010

	Option Awards(1)
	Number of	Number of
	Securities	Securities			Stock Awards
	Underlying	Underlying	Option		Number of Shares or	Market Value of
	Unexercised	Unexercised	Exercise	Option	Units of Stock That	Shares or Units of
	Options (#)	Options (#)	Price	Expiration	Have not Vested	Stock That have
Name	Exercisable	Unexercisable	$	Date	(#)(2)	Not Vested ($)(3)
Mr. Wallace	40,000	0	$10.79	10/6/2015	22,899	$541,790
	34,000	0	$15.25	10/4/2016
	27,437	13,717	$29.73	10/5/2017
	14,389	28,776	$21.44	10/9/2018
	0	51,290	$22.33	10/6/2019

Mr. Hix	16,668	0	$13.20	8/1/2016	6,199	$146,668
	6,268	0	$15.25	10/4/2016
	6,858	3,430	$29.73	10/5/2017
	3,942	7,887	$21.44	10/9/2018
	0	14,050	$22.33	10/6/2019

Mr. Rahimian	25,000	0	$10.79	10/6/2015	6,869	$162,521
	9,400	0	$15.25	10/4/2016
	6,858	3,430	$29.73	10/5/2017
	4,427	8,855	$21.44	10/9/2018
	0	15,780	$22.33	106/2019

Mr. Brown	30,000	0	$13.88	6/27/2011	1,341	$31,728
	35,000	0	$12.59	6/26/2012
	50,000	0	$10.89	6/25/2014
	20,000	0	$10.79	10/6/2015
	1,029	515	$29.73	10/5/2017
	553	1,107	$21.44	10/9/2018
	0	3,430	$22.33	10/6/2019

Mr. Halsey	5,144	2,572	$29.73	10/5/2017	3,438	$81,343
	2,075	4,151	$21.44	10/9/2018
	0	6,430	$22.33	10/6/2019

(1)	Each option listed in the table has a ten-year term and was granted on the same day and in the same month as its expiration date, but 10 years earlier. All options become exercisable with respect to one-third of the shares on the first annual anniversary date of their grant, two-thirds of the shares on the second anniversary, and 100% of the shares on the third anniversary.

(2)	The restricted shares and restricted share units listed in this column vest as follows:

Mr. Wallace — restricted shares: 3,071 (10/5/2010), 3,854 (10/9/2010), 3,854 (10/9/2011); restricted share units: 4,040 (10/6/2010), 4,040 (10/6/2011), and 4,040 (10/6/2012).

Mr. Hix — restricted shares: 767 (10/5/2010), 1,056 (10/9/2010), and 1,056 (10/9/2011); restricted share units: 1,107 (10/6/2010), 1,107 (10/6/2011), and 1,106 (10/6/2012).

Mr. Rahimian — restricted shares: 767 (10/5/2010), 1,186 (10/9/2010), and 1,186 (10/9/2011); restricted share units: 1,244 (10/6/2010), 1,243 (10/6/2011) and 1,243 (10/6/2012).

Mr. Brown — restricted shares: 115 (10/5/2010), 148 (10/9/2010), and 148 (10/9/2011); restricted share units: 310 (10/6/2010), 310 (10/6/2011), and 310 (10/6/2012).

Mr. Halsey — restricted shares: 576 (10/5/2010), 556 (10/9/2010), and 556 (10/9/2011); restricted share units: 584 (10/5/2010), 583 (10/6/2011), and 583 (10/6/2012).

(3)	Market value of shares is the number of shares that have not vested multiplied by our closing price per share of $23.66 on August 31, 2010.
Option Exercises and Stock Vested in Fiscal 2010

	Option Awards
	Number of Shares		Stock Awards
	Acquired on	Value Realized	Number of Shares
	Exercise	on Exercise	Acquired on Vesting	Value Realized
Name	(#)	($)	(#)(1)	on Vesting ($)
Mr. Wallace	0	0	56,438	$1,325,257
Mr. Hix	0	0	15,875	372,921
Mr. Rahimian	0	0	16,004	375,866
Mr. Brown	0	0	3,245	76,594
Mr. Halsey	0	0	1,132	26,028

(1)	Represents the vesting in fiscal 2010 of restricted shares and restricted share units awarded under our 2004 Plan in prior years.
Post-Employment (Retirement) Compensation
The Company has two active retirement plans for Named Executive Officers:
•	A qualified 401(k) Employee Savings Plan, which we refer to as the 401(k) Plan.

•	A nonqualified, defined contribution plan, which we refer to as the Executive Supplemental Retirement Plan.
The Company has two inactive retirement plans from which benefits are still payable, but under which no additional benefits are being earned (other than earnings credits as described below):
•	A qualified defined benefit pension plan, which we refer to as the Prior Pension Plan.

•	A nonqualified supplemental plan, which we refer to as the Prior Supplemental Pension Plan.
Pension Benefits
The Company has no active defined benefit pension plans. Messrs. Brown, Rahimian, and Wallace are the only Named Executive Officers that participated in the inactive defined benefit pension plans. The following table provides information concerning these inactive defined benefit pension plans.

		Pension Benefits
		Number of Years	Present Value of	Payments During
		Credited Service	Accumulated	Last Fiscal Year
Name	Plan Name	(#)	Benefit($)	($)
Mr. Wallace	Prior Pension Plan	2.3	$30,460	0
	Prior Supplemental Pension Plan	2.9	64,804	0
Mr. Rahimian	Prior Pension Plan	20.1	268,226	0
	Prior Supplemental Pension Plan	20.1	140,810	0
Mr. Brown	Prior Pension Plan	10.3	210,361	0
	Prior Supplemental Pension Plan	10.3	147,848	0

(1)	The Prior Pension Plan was for officers and other salaried employees and was “frozen” on December 31, 2005. Retirement benefits for Messrs. Rahimian and Wallace under the Prior Pension Plan are calculated on a “cash balance” benefit formula basis. Under the cash balance benefit formula, each year a percentage of the employee’s compensation

(5% if less than 15 years of service; 6.5% if 15 or more years of service) was credited to the employee’s cash balance account. For certain individuals including Mr. Rahimian, the pay credits were doubled to 10% and 13%, respectively, until December 31, 2005. Effective December 31, 2005, the Prior Pension Plan was “frozen” in that no future pay credits are credited to any participant’s account. Each account is also credited annually with interest. The interest credits continue to apply even though there are no more pay credits. Interest is credited quarterly and is the greater of (1) the average of the U.S. Government One-Year Treasury Constant Maturities for the last business day of the 12 months ending August preceding the plan year, rounded to the next highest quarter percent and (2) 3.5%. Upon retirement, the employee may receive benefits in the form of a lump sum payment equal to the employee’s cash balance account or a monthly annuity equal to the actuarial equivalent of the cash balance account. Mr. Brown’s retirement benefits under the plan are calculated on a “final average earnings” formula basis. For him, the Company calculates retirement benefits under the Prior Pension Plan on the basis of his average annual compensation for the five highest years during his last ten years of employment with reductions for credited years of service less than 35. Compensation for the purpose of calculating retirement benefits includes salary and cash incentive compensation (exclusive of deferred incentive compensation). The maximum annual retirement benefit that the Company can pay under the Pension Plan to any participant as a result of limitations imposed under the Internal Revenue Code is presently $195,000. The Prior Supplemental Pension Plan provides supplemental retirement benefits for Messrs. Wallace, Brown, and Rahimian. The supplemental retirement benefit is equal to the excess of (i) the benefit that would have been payable to the employee under the Prior Pension Plan without regard to certain annual retirement income and pay limitations imposed by federal law over (ii) the benefit payable to the employee under the Prior Pension Plan. The Prior Supplemental Pension Plan also provides in the case of Messrs. Wallace and Rahimian that the employee’s cash balance account at retirement would be multiplied by 150% and 130%, respectively. The estimated annual benefits payable at normal retirement (age 65) in the form of an annuity to Messrs. Wallace and Rahimian are $9,400 and $63,400, respectively. In making these estimates, the assumptions applied to the “frozen” 12/31/2005 account balance were (i) that the interest rate for all years is 4.0%, which was the rate used for the 2005 plan year and (ii) that the projected cash balance account at normal retirement age (after applying the multiplier in effect for participants in the Prior Supplemental Pension Plan) was converted to an annuity using an interest rate of 5.50% and the 1995 Group Annuity Reserve Table for Males and Females as published in Revenue Ruling 2001-62. The estimated annual benefit payable at normal retirement age in the form of an annuity to Mr. Brown is $29,800.

(2)	No Named Executive Officer is eligible for early retirement under any retirement plan of the Company.

(3)	Other assumptions not explicitly mentioned are the same as those assumptions used for financial reporting. Please refer to Note 8 to our Consolidated Financial Statements for the year ended August 31, 2010 for more information on those assumptions.
Nonqualified Deferred Compensation
Other than the 401(k) Plan, the only active retirement plan that the Company maintains for the Named Executive Officers is the Executive Supplemental Retirement Plan, which was established in fiscal 2006. The following table provides information concerning the Executive Supplemental Retirement Plan.

Name	Nonqualified Deferred Compensation(1)
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance
	in Last FY	in Last FY	in Last FY	Distributions	at Last FYE
	($)	($)(2)	($)(3)	($)	($)
Mr. Wallace	0	$156,170	$29,118	0	$601,225
Mr. Hix	0	49,535	8,474	0	179,065
Mr. Rahimian	0	50,453	10,538	0	211,532
Mr. Brown	0	24,340	6,847	0	129,005
Mr. Halsey	0	31,008	3,262	0	80,877

(1)	As described in footnote (1) to the Pension Benefits table, above, the Company “froze,” as of December 31, 2005, all of the plans that provided retirement benefits to the Named Executive Officers and adopted the Executive Supplemental Retirement Plan. This plan is an unfunded defined contribution plan under which the Company annually credits an amount equal to 10% of the participant’s salary and annual cash incentive compensation to the participant’s deferred compensation account. The amount credited under the plan, however, is reduced by certain amounts the Company credits to the participant’s account for the same fiscal year under the 401(k) Plan. The Company also credits interest at a rate of seven percent per annum on the amounts credited to the participant’s deferred compensation account. The Company will distribute the aggregate balance in the participant’s deferred compensation account to him on the first day of 14th month after the later of the participant’s retirement from the Company or attaining age 60. A participant may elect up to 12 months before such lump sum payment date to be paid in equal annual installments over 15 years or less, but the first installment payment may not be made until five years after such lump sum payment date. Upon termination of employment, a participant forfeits his benefits under the plan if he has less than five years of service with the Company unless the reason for termination was disability or death.

(2)	Amounts in this column are included in the “All Other Compensation” column of the Summary Compensation Table.

(3)	For each Named Executive Officer, only 0.6% of the amounts listed in this column were included in the Summary Compensation Table. This amount represents the portion of interest earned on Non-Qualified Deferred Compensation assets that exceeds the SEC benchmark “market” rate (120% of the applicable federal long-term rate). See Summary Compensation Table at footnote (5) for additional information.
Potential Payments Upon Termination of Employment or a Change-in-Control
Payments and benefits received by Named Executive Officers upon termination or a change-in-control are governed by the arrangements described below and quantified in the tables at the end of this section. The amounts shown in the tables assume the termination of employment and change of control occurred on August 31, 2010, the last day of fiscal 2010 (based on the executive’s compensation and service levels at such date and the closing stock price of our common shares on August 31, 2010 of $23.66 per share). The actual amounts to be paid out can only be determined at the time of the Named Executive Officer’s departure from the Company.
The approval by our shareholders of the merger of T-3 Energy Services, Inc. (“T-3”) with one of our subsidiaries will constitute a change of control under our 2004 Stock Incentive Plan As Amended for all grants and awards made under the 2004 Plan prior to October 5, 2010. All outstanding, unvested stock options, restricted shares, restricted share units, and performance shares granted or awarded prior to October 5, 2010 will vest upon the approval by our shareholders of the merger with T-3. Effective October 5, 2010, we revised the definition of change of control in the 2004 Plan and consequently, the merger with T-3 does not constitute a change of control for grants or awards made on or after October 5, 2010. See “Change-in-Control Agreements” on page 66 of this Report for additional information.
Prior Pension Plan and Prior Supplemental Pension Plan
Named Executive Officers who are terminated for any reason receive their vested benefits under the Prior Pension Plan and the Prior Supplemental Pension Plan as discussed in the “Pension Benefits” section, above.
Executive Supplemental Retirement Plan and 401(k) Plan
Named Executive Officers who are terminated for any reason other than cause receive their vested aggregate account balance as discussed in the “Nonqualified Deferred Compensation” section. Upon termination without cause following a change of control, the Named Executive Officers who have not yet vested in the executive supplemental retirement plan would become fully vested and would receive their aggregate account balance. Named Executive Officers would also receive their aggregate account balance under the 401(k) Plan.
Life Insurance and Disability
We have life insurance and disability insurance programs that would provide Named Executive Officers or their beneficiaries certain payments in the event the executive’s employment were terminated due to death or disability.

Stock Compensation Plans
Under the Company’s stock plans (meaning our 1994 Plan, 1999 Plan and 2004 Plan), unvested equity awards (or in the case of options, unexercisable options) are treated as follows:

Restricted Shares and
Nature of Termination	Restricted Share Unit Awards	Stock Options
Voluntary (other than Retirement)	Forfeit	Forfeit unexercisable; vested exercisable for 30 days

Involuntary for Cause	Forfeit	Forfeit

Involuntary without Cause	Forfeit	Forfeit unexercisable; vested exercisable for 30 days

Early Retirement and Normal Retirement	Fully vest	All become exercisable — for one year (early retirement) and three years (normal retirement)

Death and Disability	Fully vest	All become exercisable for three years

Change of Control	Fully vest	Fully vest
Employment Agreement with Mr. Wallace and Change-in-Control Agreements With Other Named Executive Officers
We have entered into an employment agreement with Mr. Wallace and change-in-control agreements with each of the other Named Executive Officers.
The change-in-control agreements with Messrs. Hix, Rahimian, Brown, and Halsey expire on June 30, 2011. The agreements, however, automatically renew each year for an additional year unless at least 60 days prior to the scheduled renewal date, we advise the executive that the agreement will not be extended for an additional year in which case the agreement would continue for the one year period remaining in the current term.
The change-in-control agreements provide that if the executive is terminated by us other than for cause or disability or if the executive elects to terminate employment for good reason within two years following a change-in-control, the executive will be entitled to certain payments and benefits listed in the “Change-in-Control Agreement” table, below.
For purposes of the change-in-control agreements and Mr. Wallace’s employment agreement, “change-in-control” means:
•	a person, other than M.H.M. & Co., Ltd. and its affiliates, becomes the owner of more than 25% of our voting shares;

•	change in a majority of the incumbent directors (including directors approved by a majority of the incumbent Directors) within a two-year period;

•	certain reorganizations, mergers, combinations and other transactions that result in our existing shareholders not owning at least 60% of the company resulting from the transaction; or

•	the complete liquidation of the Company or the sale of substantially all of our assets.
For purposes of the change-in-control agreements and Mr. Wallace’s employment agreement, “good reason” means:

•	material diminishment in executive’s duties or responsibilities that reflect a material diminution of the scope and importance of executive’s position;

•	decrease in base salary or target annual cash incentive;

•	material reduction in benefits available under employee and officer benefit plans and programs; or

•	failure to bind our successors to honor the change-in-control agreement.
The following table sets forth the payments and benefits that could be due to a Named Executive Officer (other than Mr. Wallace) upon the occurrence of a change-in-control of the Company on August 31, 2010. Other than the change-in-control agreements, we do not have any severance plans or agreements covering the Named Executive Officers included in the table.

Change-in-Control Occurs
and then the
Following Occurs	Compensation Component	Mr. Hix	Mr. Rahimian	Mr. Brown	Mr. Halsey
Employment Continues	Unexercisable options become
	exercisable(1)	$36,196	$40,646	$7,019	$17,767
	Immediate vesting of
	restricted stock and
	restricted share units(2)	146,668	162,521	31,728	81,343
	Performance shares vest(3)	143,261	160,770	40,009	75,381
	Immediate vesting of	179,065	0	0	80,877
	retirement benefits(4)
	Total	$505,190	$363,937	$78,756	$255,368

Termination Due to	Prorated target annual cash
Disability or Death (6)	incentive(5)	0	0	0	0

Termination Due to Retirement	Unexercisable options become exercisable(1)	36,196	40,646	7,019	17,676
	Immediate vesting of restricted stock and restricted stock units(2)	146,668	162,521	31,728	81,343
	Immediate vesting of performance shares(3)	143,261	160,770	40,009	75,381

	Total	$326,125	$363,937	$78,756	$174,400

Termination without Cause by	Prorated target annual cash	0	0	0
the Company or Termination	incentive(5)
by Executive for Good Reason (6)	1.5 times base salary	465,000	472,500	300,000	328,500
	1.5 times average annual cash
	incentive for last 3 years	230,465	196,043	127,085	105,660
	18 months of health and
	welfare benefits	25,875	25,969	1,500	14,328

	Total	$721,340	$694,512	$428,585	$448,488

Termination for Cause by the Company or Termination by Executive without Good Reason (6)	No special payments or benefits	0	0	0	0

(1)	Represents the excess of the closing price of our shares of $23.66 on August 31, 2010 over the option exercise price of options that became exercisable due to the occurrence of a change-in-control.

(2)	Represents the value of restricted shares and restricted share units that vested on account of a change-in-control, using the $23.66 per share closing price on August 31, 2010.

(3)	Performance share awards made in October 2009 vest to the extent they have been earned and are paid out in common shares.

(4)	Retirement benefits under the Executive Supplemental Retirement Plan normally vest after five years of service. At August 31, 2010, Messrs. Hix and Halsey each had less than five years of service.

(5)	Chart assumes termination at end of fiscal 2010 at which time the cash incentive compensation for fiscal 2010 would have been fully earned. At any other time, there would be a prorated annual cash incentive paid at target as set under the Senior Executive Annual Cash Bonus Plan.

(6)	The amount listed would be in addition to the amounts listed in the row entitled “Employment Continues.”
We entered into an employment agreement with Mr. Wallace on June 28, 2006 which expires on June 30, 2011. The agreement, however, automatically renews each year for an additional year unless at least 60 days prior to the scheduled renewal date, we or Mr. Wallace elect not extend the agreement for an additional year in which case the agreement would continue for the one-year period remaining in the current term. The following table sets forth the payments and benefits that would be due to Mr. Wallace under the agreement in the event of a change-in-control of the Company on August 31, 2010 or his termination of employment both before and after a change-in-control of the Company.

Triggering Event	Compensation Component	Payout
Termination Due to Death or Disability	Prorated target cash incentive(1)	$0

Termination Due to Retirement	Prorated target cash incentive(1)	$0
	Unexercisable options become exercisable(2)	132,098
	Immediate vesting of restricted stock and	541,970
	restricted stock units(3)
	Immediate vesting of performance shares (4)	522,318

	Total	$1,196,206

Termination without Cause by the	Severance payments for 22 months	$1,283,333
Company or Termination by Executive for Good Reason	Prorated target annual cash incentive (1)	0
	Unexercisable options become exercisable(2)	132,098
	Immediate vesting of restricted stock and	541,790
	restricted stock units(3)
	Immediate vesting of performance shares (4)	522,318
	24 months of health and welfare benefits	19,104

	Total	$2,498,643
Change-in-Control —	Unexercisable options become exercisable(2)	132,098
Employment Continues	Immediate vesting of restricted stock and	541,790
	restricted stock units(3)
	Immediate vesting of performance shares	522,318

	Total	$1,196,206

Change-in-Control —	Prorated target annual cash incentive(1)	0
Termination without Cause by the Company or Termination by Executive for Good Reason(5)	3.0 times base salary 3.0 times average annual cash incentive	2,100,000
	for last 3 years	1,466,997
	24 months of health and welfare benefits	19,104
	Gross up payment for any excise tax	0

	Total	$3,586,101

Change-in-Control —	Prorated target annual cash incentive(1)	0
Termination by Executive in the 13th month following a Change-in-Control(5)	2.0 times base salary	1,400,000
	2.0 times average annual cash incentive	997,998
	for last 3 years
	24 months of health and welfare benefits	19,104
	Gross up payment for any excise tax	0

	Total	$2,417,102

Triggering Event	Compensation Component	Payout
Change-in-Control-Termination for Cause	No special payments or benefits
by the Company or Termination by Executive without Good Reason other than in the 13th month following a Change-in-Control(5)

(1)	Chart assumes termination at end of fiscal 2010 at which time the annual cash incentive for fiscal 2010 would have been fully earned. At any other time, there would be a prorated annual cash incentive paid.

(2)	Represents the excess of the closing price of our shares of $23.66 on August 31, 2010 over the option exercise price of options that became exercisable due to the occurrence of a change-in-control.

(3)	Represents the value of restricted shares that vested on account of a change-in-control, using the $23.66 per share closing price on August 31, 2010.

(4)	Performance share awards made in October 2009 to the extent they have been earned and are paid out as common shares.

(5)	The amount listed would be in addition to amount listed in the row entitled “Change-in-Control-Employment Continues.”
The change-in-control agreements and Mr. Wallace’s employment agreement each provide that the executive will maintain the confidentiality of the Company’s confidential information indefinitely and for one year after termination of employment for any reason will not compete with the Company or solicit employees to leave the Company and join another organization.
DIRECTOR COMPENSATION
Directors who are not employees of the Company receive the compensation listed in the following table for services as a director. The information set forth in the table describes director compensation as in effect during fiscal 2010.

Non-Employee Director Compensation	Amount
Annual Cash Retainer	$32,000
Annual Restricted Stock Award(1)	$40,000 in Shares Vest After One Year of Service
Meeting Attendance Fees(2)	Board — $1,500; Committee — $1,000
Chair of Audit Committee	Additional $10,000 Retainer
Chair of Compensation Committee	Additional $7,500 Retainer
Chair of Nominating and Governance Committee	Additional $7,500 Retainer
Board Chair	$100,000 in lieu of Retainers and Meeting Fees

(1)	Awards are made under the 2004 Stock Incentive Plan As Amended on the date of each annual meeting of shareholders.

(2)	If meeting is telephonic, fees are 50% of amount stated.
Our non-employee directors are required to own our stock having a value equal to at least five times the annual cash retainer we pay directors. Until a director meets the stock ownership requirement, the director must retain at least 60% of all stock compensation paid by us.
The following table provides additional information on fiscal 2010 compensation for non-employee Directors who served during fiscal 2010.

	Director Compensation Table
	Fees Earned
	or Paid in	Stock
	Cash	Awards	Total
Name	($)(1)	($)(2)	($)(3)
Richard J. Giromini	$48,750	$40,000	$88,750
Stephen F. Kirk	54,750	40,000	94,750
Andrew G. Lampereur	52,500	40,000	92,500
Thomas P. Loftis	100,000	40,000	140,000
Dale L. Medford	58,750	40,000	98,750
Albert J. Neupaver	48,750	40,000	88,750

(1)	Consists of the cash amounts described in the preceding table.

(2)	The grant date fair value of the restricted stock awards granted to each of the directors in 2010 under FASB ASC Topic 718 was $40,000.
Compensation Committee Interlocks and Insider Participation.
Our Board’s Compensation Committee is currently comprised of Andrew G. Lampereur (Chair), Stephen F. Kirk, and Albert J. Neupaver. None of the members is a present or past employee or officer of the Company or any of its subsidiaries. None of our executive officers has served on the board of directors or compensation committee of any other entity, one of whose executive officers served on our Board or Compensation Committee.

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
SECURITY OWNERSHIP
Directors and Executive Officers
Set forth below is information as of November 30, 2010 concerning common shares of the Company beneficially owned by each director and each executive officer named in the Summary Compensation Table, and directors and executive officers as a group. In addition to the shares shown in the following table, executive officers hold restricted share units, as listed in footnote 4 to the table.

	Number of
	Common
	Shares Beneficially
	Owned as of
Individual or Group	11/30/10(1)	Percent of Class
Richard J. Giromini	4,199	(3)
Stephen F. Kirk	10,763	(3)
Andrew G. Lampereur	7,913	(3)
Thomas P. Loftis (2)	81,703	(3)
Dale L. Medford	18,679	(3)
Albert J. Neupaver	5,799	(3)
Peter C. Wallace	376,621	1.1%
Christopher M. Hix	88,088	(3)
Saeid Rahimian	122,489	(3)
Jeffrey L. Halsey	22,699	(3)
Kevin J. Brown	194,241	(3)
Directors and Executive Officers as a Group (13 persons)	920,474	2.8%

(1)	Unless otherwise indicated, total voting power and total investment power are exercised by each individual and/or a member of his household. Shares which a person may acquire within 60 days of November 30, 2010 are treated as “beneficially owned” and the number of such shares included in the table for each person is:

Mr. Giromini — 0	Mr. Kirk — 0	Mr. Lampereur — 0
Mr. Loftis — 4,000	Mr. Medford — 4,000	Mr. Neupaver — 0
Mr. Wallace — 161,028	Mr. Hix — 45,794	Mr. Rahimian — 58,803
Mr. Halsey — 14,011	Mr. Brown — 138,795
Directors and executive officers as a group — 428,431

(2)	Includes 16,408 shares with respect to which Mr. Loftis has sole voting and shared investment power.

(3)	Less than 1%.

(4)	In addition to the shares listed in the table, as of November 30, 3020, executive officers held the following number of vested and unvested restricted share units:

Named Executive Officer	Unvested	Vested
Mr. Wallace	24,241	4,040
Mr. Hix	6,710	1,107
Mr. Rahimian	7,404	1,244
Mr. Halsey	3,414	584
Mr. Brown	1,814	310
Executive officers as a group:	43,586	7,285
Principal Shareholders
The only persons known by the Board of Directors of the Company to be beneficial owners of more than 5% of the outstanding common shares of the Company as of November 30, 2010 are listed in the following table:

	Number of
	Common Shares
	Beneficially
	Owned as of	% of
Name and Address	11/30/10	Class
Blackrock, Inc.	2,798,305	8.5%
40 East 52nd Street New York, NY 10022

Keeley Asset Management Corp.	1,725,000	5.2%
401 South LaSalle Street Chicago, IL 60605(2)

M.H.M. & Co., Ltd.(3)	5,546,106	16.8%
830 Hanna Building Cleveland, OH 44115

(1)	Formerly, Barclays Global Investors, NA. Blackrock has sole voting and dispositive power with respect to the listed shares.

(2)	Keeley Asset Management Corp. is an investment advisor with sole voting and dispositive power with respect to the listed shares.

(3)	M.H.M. & Co., Ltd. is an Ohio limited partnership (the “Partnership”). Maynard H. Murch Co., Inc. is the managing general partner, and Loftis Investments LLC, a company wholly-owned by Thomas P. Loftis, is the other general partner of the Partnership. Partnership decisions with respect to the voting and disposition of Company shares are determined by Maynard H. Murch Co., Inc., whose board of directors is comprised of Creighton B. Murch and Robert B. Murch, who are first cousins, and Maynard H. Murch V, who is Mr. Robert B. Murch’s nephew.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Related Party Transactions
The Board of Directors has adopted a written policy regarding the review, approval or ratification of related party transactions. Under the policy, all related party transactions must be pre-approved by the Audit Committee or ratified by the Audit Committee if pre-approval is not feasible. Under the policy, certain transactions are excluded from the definition of related party transaction, including (i) director and executive officer compensation required to be disclosed in the Company’s SEC filings; (ii) certain transactions with other companies where the related party’s only relationship is as beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved during any twelve-month year does not exceed the greater of $1,000,000 or 2% of that company’s total annual revenues; (iii) transactions where the related party’s interest arises solely from the ownership of the Company’s common shares and all holders of the Company’s common shares receive the same benefit on a pro rata basis; (iv) transactions in which the rates or charges are determined by competitive bids or involve the rendering of services as a common or contract carrier or public utility, at rates or charges fixed in conformity with law or governmental authority; and (v) transactions involving services as a bank depository of funds, transfer agent, registrar, trustee or similar services. In determining whether to approve or ratify a related party transaction, the Audit Committee will consider, among other factors, whether the terms of the transaction are fair to the Company, whether the are compelling business reasons to enter into the transaction, and whether the transaction would impair the independence of an outside director. Any Audit Committee member who has an interest in a transaction under discussion must abstain from voting on the proposed transaction.
Linn S. Harson, our Secretary and General Counsel, is a partner in the law firm of Thompson Hine LLP. Thompson Hine has served as our principal legal counsel since 1979 and this relationship is annually disclosed in writing to our Audit Committee for review. During fiscal 2010, we paid Thompson Hine $2,860,060 for legal services.
Other than as described in the preceding paragraph, during fiscal 2010 we were not a party to any transaction in which an executive officer, director, or 5% shareholder (or their immediate family members) had a material direct or indirect interest and no such person was indebted to us.
Director Independence
The Board of Directors has adopted the Robbins & Myers, Inc. Corporate Governance Guidelines (“Guidelines”). The Guidelines provide that a majority of the members of the Board must be “independent” under the criteria set forth in the New York Stock Exchange (“NYSE”) listing standards. The Board has adopted “Standards of Assessing Director Independence” to assist it in determining those directors that are independent. The Standards and Guidelines are posted in the Corporate Governance section of our website at www.robn.com. Applying the Standards, the Board affirmatively determined in October 2010 that all of our directors are independent of the Company and its management, with the exception of Peter C. Wallace who is not independent because of his employment by the Company as President and Chief Executive Officer.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the aggregate fees for services provided by Ernst & Young LLP related to fiscal years 2010 and 2009 and for other services billed in the most recent two fiscal years:

Fees	Fiscal 2010	Fiscal 2009
Audit(1)	$1,710,037	$1,895,463
Audit-Related(2)	20,000	24,600
Tax(3)	57,497	57,200
All Other(4)	--0-	-0-

Total	$1,787,534	$1,977,263

(1)	For services rendered for the audits of the consolidated financial statements of the Company, audit of internal control over financial reporting, as well as statutory audits, review of financial statements included in Form 10-Q reports, issuance of consents, and assistance with review of documents filed with the Securities and Exchange Commission.

(2)	For services related to employee benefit plan audits and due diligence related to strategic alternatives.

(3)	For services related to tax compliance, tax return preparation, and tax assistance.

(4)	There were no other fees incurred for fiscal 2010 and 2009.
In appointing Ernst & Young LLP to serve as the Company’s independent auditors for fiscal 2010, the Audit Committee reviewed past services performed during fiscal 2009 and services proposed to be performed during fiscal 2010. In appointing Ernst & Young LLP, the Audit Committee carefully considered the impact of such services on Ernst & Young LLP’s independence. The Audit Committee has determined that the performance of such services did not affect the independence of Ernst & Young LLP. Ernst & Young LLP has advised the Company that Ernst & Young LLP is in compliance with all rules, standards and policies of the Independence Standards Board and the Securities and Exchange Commission governing auditor independence.
The Audit Committee has adopted policies and procedures that require the pre-approval of all audit, audit-related, tax and other services rendered by the Company’s independent auditors. Under the policy, an auditor services schedule is prepared at the beginning of each year that describes each type of service to be provided by the independent auditors and the projected fees for each such service. The Audit Committee reviews and approves in advance, as appropriate, each service listed on the auditor services schedule and the projected fees for each such service. On a periodic basis, the independent auditors report to the Audit Committee the actual spending for specified services compared with the approved amounts. Projected fee amounts listed on the auditor services schedule may be updated, as appropriate in the Audit Committee’s discretion, at each regularly scheduled meeting of the Audit Committee. The Audit Committee may also pre-approve particular services on a case-by-case basis. The policy allows the Audit Committee to delegate pre-approval authority to one or more members of the Audit Committee. Any decisions made by the designated pre-approval member are reported, for informational purposes only, to the full Audit Committee at its next meeting.

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

See INDEX to EXHIBITS.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Robbins & Myers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of December, 2010.

ROBBINS & MYERS, INC.
BY	/s/ Peter C. Wallace
Peter C. Wallace
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Robbins & Myers, Inc. and in the capacities and on the date indicated:

NAME	TITLE	DATE

/s/ Peter C. Wallace Peter C. Wallace	Director, President and Chief Executive Officer	December 23, 2010

/s/ Christopher M. Hix Christopher M. Hix	Vice President and Chief Financial Officer (Principal Financial Officer)	December 23, 2010

/s/ Kevin J. Brown Kevin J. Brown	Corporate Controller (Principal Accounting Officer)	December 23, 2010

*Thomas P. Loftis	Chairman Of Board	December 23, 2010
*Richard J. Giromini	Director	December 23, 2010
*Stephen F. Kirk	Director	December 23, 2010
*Andrew G. Lampereur	Director	December 23, 2010
*Dale L. Medford	Director	December 23, 2010
*Albert J. Neupaver	Director	December 23, 2010

*	The undersigned, by signing his name hereto, executes this Report on Form 10-K for the year ended August 31, 2010 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.

/s/ Peter C. Wallace
Peter C. Wallace
Their Attorney-in-fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to Costs	Other -	Deductions-		Balance at
Description	Beginning of Period	and Expenses	Describe (8)	Describe		End of Period
	(in thousands)
Year Ended August 31, 2010
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$7,470	$659	$(414)	$2,166	(2)	$5,549
Inventory obsolescence	18,325	1,894	(549)	1,017	(3)	18,653
Deferred tax asset valuation allowance	15,302	3,185	(443)	3,175	(4)	14,869
Other reserves:
Warranty claims	7,221	2,468	(43)	3,354	(5)	6,292
Current & L-T insurance reserves	1,520	901	—	993	(6)	1,428
Restructuring reserves	—	2,721	—	—		2,721

Year Ended August 31, 2009
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$7,695	$1,196	$(299)	$1,122	(2)	$7,470
Inventory obsolescence	15,309	6,312	(534)	2,762	(3)	18,325
Deferred tax asset valuation allowance	14,720	1,477	(233)	662	(4)	15,302
Other reserves:
Warranty claims	7,853	2,750	(95)	3,287	(5)	7,221
Current & L-T insurance reserves	1,311	1,254	—	1,045	(6)	1,520

Year Ended August 31, 2008
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$6,189	$1,790	$333 (1)	$617	(2)	$7,695
Inventory obsolescence	14,137	1,791	430	1,049	(3)	15,309
Deferred tax asset valuation allowance	19,140	969	469	5,858	(4)	14,720
Other reserves:
Warranty claims	7,922	1,851	53	1,973	(5)	7,853
Current & L-T insurance reserves	1,663	801	—	1,153	(6)	1,311
Restructuring reserves	258	—	—	258	(7)	—

(1)	Includes impact from acquisition of Mavag (by our 51 percent owned consolidated joint venture in India) in fiscal 2008 of $250,000.

(2)	Represents accounts receivable written off against the reserve.

(3)	Inventory items scrapped and written off against the reserve.

(4)	Impact of valuation allowance release including expiration of related net operating losses and changes in tax rates.

(5)	Warranty cost incurred applied against the reserve.

(6)	Spending against casualty reserve.

(7)	Spending against restructuring reserve.

(8)	Includes impact of exchange rates, and for fiscal 2008, allowance for doubtful accounts of acquired business.

INDEX TO EXHIBITS
(2)	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

2.1	Agreement and Plan of Merger, dated as of October 6, 2010, by and among Robbins & Myers, Inc., Triple Merger I, Inc., Triple Merger II, Inc., and T-3 Energy Services, Inc., filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 6, 2010	*/**

(3)	ARTICLES OF INCORPORATION AND BY-LAWS:

3.1	Amended Articles of Incorporation of Robbins & Myers, Inc was filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the Quarter ended February 29, 2008	**

3.2	Code of Regulations of Robbins & Myers, Inc. was filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the Quarter ended February 28, 2007	**
(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

4.1	Fifth Amended and Restated Credit Agreement dated December 19, 2006 among Robbins & Myers, Inc., Robbins & Myers Finance Europe B.V., the Lenders named in the amended agreement and JP Morgan Chase Bank, N.A. as Administrative Agent and Issuing Bank was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on December 22, 2006	**

4.2	Amended and Restated Pledge and Security Agreement between Robbins & Myers, Inc. and Bank One, Dayton, N.A., dated May 15, 1998, was filed as Exhibit 4.2 to our Report on Form 10-K for the year ended August 31, 2003	**

4.3	Registration Agreement, dated August 7, 2008, between Robbins & Myers, Inc. and M.H.M & Co., Ltd. was filed as Exhibit 4.3 to our Registration Statement on Form S-3ASR (File No. 333-152874), as amended by Post-Effective Amendment No. 1 filed on October 30, 2009	**
(10)	MATERIAL CONTRACTS:

10.1	Robbins & Myers, Inc. Cash Balance Pension Plan (As Amended and Restated Effective as of October 1, 2010)	***/M

10.2	Robbins & Myers, Inc. Retirement Savings Plan (January 1, 2010 Restatement)	***/M

10.3	First Amendment to Robbins & Myers, Inc. Retirement Savings Plan (January 1, 2010 Restatement)	***/M

10.4	Robbins & Myers, Inc. Executive Supplemental Retirement Plan as amended through October 5, 2007 was filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended August 31, 2007	**/M

10.5	Robbins & Myers, Inc. Executive Supplemental Pension Plan as amended through October 5, 2007 was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2007	**/M

10.6	Form of Indemnification Agreement between Robbins & Myers, Inc., and each director was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2001	**/M

10.7	Robbins & Myers, Inc. 1994 Directors Stock Compensation Plan was filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended August 31, 2001	**/M

10.8	Robbins & Myers, Inc. 1994 Long-Term Incentive Stock Plan as amended was filed as Exhibit 10.10 to our Report on Form 10-K for the year ended August 31, 1996	**/M

10.9	Robbins & Myers, Inc. 1995 Stock Option Plan for Non-Employee Directors was filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-00293)	**/M

10.10	Robbins & Myers, Inc. Senior Executive Annual Cash Bonus Plan as amended through January 9, 2008 was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the Quarter ended February 29, 2008	**/M

10.11	Robbins & Myers, Inc. 1999 Long-Term Incentive Stock Plan was filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-35856)	**/M

10.12	Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended (as amended through October 5, 2010), filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 12, 2010	**/M

10.13	Letter Agreement between Robbins & Myers, Inc. and Christopher M. Hix, dated July 17, 2006 was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2006	**/M

10.14	Employment Agreement between Robbins & Myers, Inc. and Peter C. Wallace as amended through October 6, 2009, filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended August 31, 2009	**/M

10.15	Form of Executive Officer Change of Control Agreement as amended through October 5, 2007 entered into with each of Kevin J. Brown, Jeffrey L. Halsey, Christopher M. Hix, and Saeid Rahimian was filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended August 31, 2007	**/M

10.16	2006 Executive Supplemental Retirement Plan, effective August 31, 2006, and as amended through October 5, 2007 was filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended August 31, 2007	**/M

10.17	Asset and Share Purchase Agreement, dated February 28, 2006, among Robbins & Myers, Inc., Romaco International B.V., and Romaco Pharmatechnik GmbH and Coesia, S.p.A. was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 3, 2006	**

10.18	Severance Agreement and Release of Claims, dated April 6, 2009, between Robbins & Myers, Inc. and Gary L. Brewer, was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 9, 2009	**/M

10.19	Form of Restricted Share Unit Award Agreement under Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 5, 2010, filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 12, 2010	**/M

10.20	Form of Option Award Agreement under the Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 5, 2010, filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 12, 2010	**/M

10.21	Form of Performance Share Unit Award Agreement for Peter C. Wallace under the Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 5, 2010, filed as Exhibit 10.4 to our Current Report on Form 8-K filed on October 12, 2010	**/M

10.22	Form of Performance Share Award Agreement under the Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 5, 2010, filed as Exhibit 10.5 to our Current Report on Form 8-K filed on October 12, 2010	**/M

10.23	Form of Compensation Clawback Policy Acknowledgement and Agreement, approved by the Board of Directors of Robbins & Myers, Inc. on October 5, 2010, filed as Exhibit 10.6 to our Current Report on Form 8-K filed on October 12, 2010	**/M

10.24	Voting Agreement, dated October 6, 2010, by and among M.H.M. & Co., Ltd., Robbins & Myers, Inc., and T-3 Energy Services, Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 6, 2010	**

10.25	Waiver, dated as of October 6, 2010, by and among Robbins & Myers, Inc., Robbins & Myers Finance Europe B.V., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 6, 2010	**
(21)	SUBSIDIARIES OF THE REGISTRANT

21.1	Subsidiaries of Robbins & Myers, Inc.	***
(23)	CONSENTS OF EXPERTS AND COUNSEL

23.1	Consent of Ernst & Young LLP	F
(24)	POWER OF ATTORNEY

24.1	Powers of Attorney of any person who signed this Report on Form 10-K/A on behalf of another pursuant to a Power of Attorney	***

(31)	RULE 13A—14(A) CERTIFICATIONS

31.1	Rule 13a-14(a) CEO Certification	F

31.2	Rule 13a-14(a) CFO Certification	F
(32)	SECTION 1350 CERTIFICATIONS

32.1	Section 1350 CEO Certification	F

32.2	Section 1350 CFO Certification	F

“F”	Indicates Exhibit is being filed with this Report.

“*”	The Agreement and Plan of Merger filed as Exhibit 2.1 to our Current Report on 8-K filed on October 6, 2010 omits the disclosure letters to the Merger Agreement. Robbins & Myers agrees to furnish supplementally a copy of these documents to the Securities and Exchange Commission upon request.

“**”	Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission. Unless otherwise indicated, all incorporated items are incorporated from SEC File No. 000-288 and 001-13651.

“***”	Indicates that Exhibit is incorporated by reference in this Report from our Annual Report on Form 10-K for the year ended August 31, 2010, filed with the SEC on October 26, 2010.

“M”	Indicates management contract or compensatory arrangement.