Form 10-Q
period 2010-11-30
ROBBINS & MYERS INC
filed 2011-01-07
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-13651
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Common shares, without par value, outstanding as of November 30, 2010: 32,985,562

Part I—Financial Information
Item 1. Financial Statements
ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	November 30,	August 31,
	2010	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$144,209	$149,213
Accounts receivable	123,687	115,387
Inventories:
Finished products	37,003	32,488
Work in process	41,340	36,163
Raw materials	34,110	29,288

	112,453	97,939
Other current assets	7,521	7,589
Deferred taxes	14,290	14,164

Total Current Assets	402,160	384,292
Goodwill	265,651	260,332
Other Intangible Assets	3,765	3,774
Deferred Taxes	34,589	33,932
Other Assets	9,568	10,091
Property, Plant and Equipment	310,058	302,941
Less accumulated depreciation	(183,282)	(178,341)

	126,776	124,600

TOTAL ASSETS	$842,509	$817,021

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$66,249	$66,562
Accrued expenses	91,829	90,345
Current portion of long-term debt	140	192

Total Current Liabilities	158,218	157,099
Long-Term Debt—Less Current Portion	98	93
Deferred Taxes	42,738	42,568
Other Long-Term Liabilities	131,583	126,237
Robbins & Myers, Inc. Shareholders’ Equity:
Common stock	154,184	153,185
Retained earnings	385,489	372,198
Accumulated other comprehensive loss	(45,364)	(49,319)

Total Robbins & Myers, Inc. Shareholders’ Equity	494,309	476,064
Noncontrolling Interest	15,563	14,960

Total Equity	509,872	491,024

TOTAL LIABILITIES AND EQUITY	$842,509	$817,021

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	November 30,
	2010	2009
Net sales	$163,949	$129,413
Cost of sales	101,778	86,379

Gross profit	62,171	43,034
Selling, general and administrative expenses	37,975	33,298

Income before interest and income taxes (“EBIT”)	24,196	9,736
Interest (income) expense, net	(25)	143

Income before income taxes	24,221	9,593
Income tax expense	9,129	3,367

Net income including noncontrolling interest	15,092	6,226
Less: Net income attributable to noncontrolling interest	396	196

Net income attributable to Robbins & Myers, Inc.	$14,696	$6,030

Net income per share:
Basic	$0.45	$0.18

Diluted	$0.44	$0.18

Weighted average common shares outstanding:
Basic	32,971	32,872

Diluted	33,087	32,911

Dividends per share:
Declared	$0.0425	$0.0400

Paid	$0.0425	$0.0400

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	November 30,
	2010	2009
Operating Activities:
Net income including noncontrolling interest	$15,092	$6,226
Adjustments to reconcile net income to net cash and cash equivalents (used) provided by operating activities:
Depreciation	3,756	3,972
Amortization	135	222
Stock compensation expense	678	835
Changes in operating assets and liabilities:
Accounts receivable	(6,300)	5,149
Inventories	(12,534)	(887)
Accounts payable	(3,313)	(10,874)
Accrued expenses	(2,338)	2,486
Other	2,314	4,161

Net Cash and Cash Equivalents (Used) Provided by Operating Activities	(2,510)	11,290

Investing Activities:
Capital expenditures, net of nominal disposals	(3,100)	(2,182)

Net Cash and Cash Equivalents Used by Investing Activities	(3,100)	(2,182)

Financing Activities:
Proceeds from debt borrowings	2,628	2,857
Repayments of long-term debt	(2,675)	(1,571)
Net proceeds from issuance of common stock, including stock option tax benefits	323	111
Dividends paid	(1,405)	(1,314)

Net Cash and Cash Equivalents (Used) Provided by Financing Activities	(1,129)	83
Exchange Rate Impact on Cash	1,735	1,750

(Decrease) Increase in Cash and Cash Equivalents	(5,004)	10,941
Cash and Cash Equivalents at Beginning of Period	149,213	108,169

Cash and Cash Equivalents at End of Period	$144,209	$119,110

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)
NOTE 1—Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“Company,” “R&M,” “we,” “our” or “us”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of November 30, 2010 and August 31, 2010, and the results of our operations and cash flows for the three month periods ended November 30, 2010 and 2009. Results of operations for any interim period are not necessarily indicative of results for the full year. All intercompany transactions have been eliminated.
While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2010 filed with the Securities and Exchange Commission. There have been no material changes in the accounting policies followed by us during fiscal year 2011 (“fiscal 2011”) from fiscal year 2010 (“fiscal 2010”). Certain amounts presented in the prior period financial statements have been reclassified to conform to our current year presentation. These reclassifications had no material impact on our financial position, earnings, or cash flows.
NOTE 2—Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three month period ended November 30, 2010, by reportable segment, are as follows:

	Process	Fluid
	Solutions	Mgmt.	Romaco
	Segment	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2010	$100,278	$149,463	$10,591	$260,332
Translation adjustment impact	3,607	1,162	550	5,319

Balance as of November 30, 2010	$103,885	$150,625	$11,141	$265,651

Information regarding our other intangible assets is as follows:

	As of November 30, 2010			As of August 31, 2010
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Patents and Trademarks	$9,556	$7,591	$1,965	$9,434	$7,465	$1,969
Non-compete Agreements	8,779	7,461	1,318	8,680	7,359	1,321
Financing Costs	9,618	9,136	482	9,536	9,052	484
Other	5,158	5,158	—	5,120	5,120	—

Total	$33,111	$29,346	$3,765	$32,770	$28,996	$3,774

The amortization expense for the three months ended November 30, 2010 was $135,000. We estimate that the amortization expense will be approximately $400,000 for the remainder of fiscal 2011 and $500,000 for each of the next five years beginning fiscal 2012. The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from the estimated amounts due to changes in foreign currency exchange rates, impairment of intangible assets, intangible asset acquisitions, accelerated amortization of intangible assets and other events.
NOTE 3—Net Income per Share

	Three Months Ended
	November 30,
	2010	2009
	(In thousands, except per
	share amounts)
Numerator:
Net income attributable to Robbins & Myers, Inc.	$14,696	$6,030

Denominator:
Basic weighted average shares	32,971	32,872
Effect of dilutive options and restricted shares/units	116	39

Diluted weighted average shares	33,087	32,911

Basic net income per share	$0.45	$0.18

Diluted net income per share	$0.44	$0.18

As of November 30, 2010 and 2009; 161,000 and 230,000, respectively, of stock options outstanding were antidilutive and excluded from the computation of diluted net income per share.

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
Changes in our product warranty liability during the period are as follows:

Three Months Ended
November 30, 2010
(In thousands)
Balance at beginning of the period	$6,292
Warranty expense	522
Deductions / payments	(694)
Translation adjustment impact	28

Balance at end of the period	$6,148

NOTE 5—Long-Term Debt

November 30, 2010
(In thousands)
Senior debt:
Revolving credit loan	$—
Other	238

Total debt	238
Less current portion	140

Long-term debt	$98

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150,000,000 and includes a $100,000,000 expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement is unsecured except for the pledge of the stock of our U.S. subsidiaries and approximately two-thirds of the stock of certain non-U.S. subsidiaries. While no amounts are outstanding under the Agreement at November 30, 2010, we have $33,811,000 of standby letters of credit outstanding at November 30, 2010. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement we have $116,189,000 of unused borrowing capacity.
The Agreement contains certain restrictive covenants including limitations on indebtedness, acquisitions, asset sales, sales and lease backs, and cash dividends as well as financial covenants relating to interest coverage, leverage and net worth. As of November 30, 2010, we are in compliance with these covenants.
On October 6, 2010, we obtained the required waiver from the parties to the Agreement regarding any event of default that may occur under the Agreement arising solely as a result of the approval of the merger with T-3 Energy Services, Inc. by either the Board of Directors or the shareholders of R&M.

NOTE 6—Retirement Benefits
Pension and other postretirement plan costs are as follows:
Pension Benefits

	Three Months Ended
	November 30,
	2010	2009
	(In thousands)
Service cost	$564	$531
Interest cost	2,206	2,470
Expected return on plan assets	(1,745)	(1,692)
Amortization of transition asset	(9)	(9)
Amortization of prior service cost	59	182
Amortization of unrecognized losses	1,015	797
Settlement/curtailment expense	1,418	161

Net periodic benefit cost	$3,508	$2,440

We entered into a new labor agreement in one of our U.S. facilities in the first quarter of fiscal 2011. As a result, we incurred curtailment expense of approximately $1,200,000 in the first quarter of fiscal 2011. Curtailment of the pension plan is expected to reduce pension costs in future years.
Other Postretirement Benefits

	Three Months Ended
	November 30,
	2010	2009
	(In thousands)
Service cost	$140	$155
Interest cost	332	345
Amortization of prior service cost	53	53
Amortization of unrecognized losses	150	72

Net periodic benefit cost	$675	$625

NOTE 7—Income Taxes
In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on various factors, including expected annual income, statutory tax rates, tax planning opportunities in the various jurisdictions in which we operate, permanent items, state tax rates and our ability to utilize various tax credits and net operating loss carryforwards. Subsequent recognition, derecognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur and can be a source of variability in effective tax rates from quarter to quarter.
The effective tax rate was 37.7% for the first quarter of fiscal 2011 and 35.1% for the first quarter of fiscal 2010. The first quarter fiscal 2011 rate was higher than the U.S. federal statutory income tax rate and the prior year rate due to net operating losses in certain tax jurisdictions for which no tax benefit was recorded.
The balance of unrecognized tax benefits, including interest and penalties, as of November 30, 2010 and August 31, 2010 was $4.4 million and $4.2 million, respectively, all of which would affect the effective tax rate if recognized in future periods.

NOTE 8—Comprehensive Income

	Three Months Ended
	November 30,
	2010	2009
	(In thousands)
Net income including noncontrolling interest	$15,092	$6,226
Other comprehensive income:
Foreign currency translation	4,201	9,509

Comprehensive income	19,293	15,735
Comprehensive income attributable to noncontrolling interest	(642)	(540)

Comprehensive income attributable to Robbins & Myers, Inc.	$18,651	$15,195

NOTE 9—Stock Compensation
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. Under the plan, the stock option price per share may not be less than the fair market value per share as of the date of grant. Outstanding grants generally become exercisable over a three-year period. In addition, we sponsor a long-term incentive plan for selected participants who earn performance share awards on varying target levels of earnings per share and return on net assets. As of November 30, 2010 we had $5,234,000 of compensation expense not yet recognized related to nonvested stock awards. The weighted average period over which this compensation cost will be recognized is 2.3 years. There were 5,334 stock options exercised in the first quarter of fiscal 2011, and no stock options were exercised in the first quarter of fiscal 2010.
Total stock compensation expense for all stock based awards for the first quarter of fiscal 2011 and fiscal 2010 was $678,000 ($441,000 after tax) and $835,000 ($543,000 after tax), respectively.

NOTE 10—Business Segments
The following tables present information about our reportable business segments. Our business segments are reported on the same basis used internally for evaluating performance and for allocating resources. Our three reporting segments are Fluid Management, Process Solutions and Romaco. Inter-segment sales were not material and were eliminated at the consolidated level.

	Three Months Ended
	November 30,
	2010	2009
	(In thousands)
Unaffiliated Customer Sales:
Fluid Management	$91,336	$68,188
Process Solutions	49,434	43,533
Romaco	23,179	17,692

Total	$163,949	$129,413

Income Before Interest and Income Taxes (“EBIT”):
Fluid Management	$28,165	$16,734
Process Solutions	1,119	(1,651)
Romaco	92	(758)
Corporate and Eliminations	(5,180)	(4,589)

Total	$24,196	$9,736

	Nov. 30,	Aug. 31,
	2010	2010
	(In thousands)
Identifiable Assets:
Fluid Management	$331,064	$323,053
Process Solutions	258,050	242,942
Romaco	93,163	81,631
Corporate and Eliminations	160,232	169,395

Total	$842,509	$817,021

NOTE 11—Share Repurchase Program
On October 27, 2008, we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares (the “Program”). Prior to fiscal 2010, we acquired approximately 2.0 million shares, leaving approximately 1.0 million shares available to be repurchased under this Program. Repurchases under the Program have and will generally be made in the open market or in privately negotiated transactions not exceeding prevailing market prices, subject to regulatory considerations and market conditions, and have and will be funded from the Company’s available cash and credit facilities. There were no shares repurchased under the Program in fiscal 2010 or in the three month period ended November 30, 2010.
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
In January 2010, the FASB issued Accounting Standard Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” that amends existing disclosure requirements under ASC 820, by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU was effective for us in the fourth quarter of fiscal 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning in our fiscal 2012. The adoption of this standard that was applicable for fiscal 2010 did not have a material impact on our consolidated financial statements. We do not expect the remaining adoption of this standard in fiscal 2012 for level 3 activity disclosure to have a material impact on our consolidated financial statements.
In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” that addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this standard specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. This standard will be effective for us beginning in our fiscal 2012, depending on future acquisitions. We do not expect the pro forma disclosure requirements under this standard to have a material impact on our consolidated financial statements.

NOTE 13—Fair Value Measurements
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
The following table summarizes the bases used to measure certain financial assets at fair value on a recurring basis as of November 30, 2010 (in thousands):

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	November 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$144,209	$144,209	$—	$—

Total assets at fair value	$144,209	$144,209	$—	$—

(1)	Our cash and cash equivalents primarily consist of cash in banks, commercial paper and overnight investments in highly rated financial institutions.
Non-Financial Assets and Liabilities at Fair value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At November 30, 2010, no fair value adjustments or fair value measurements were required for nonfinancial assets or liabilities.
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximate their carrying values because of the short-term nature of these instruments. The fair value of long-term debt equals its carrying value as it is predominantly at a variable rate.

NOTE 14—Pending Merger
On October 6, 2010, Robbins & Myers, Inc. (“R&M”), Triple Merger I, Inc., a Delaware corporation and a wholly-owned subsidiary of R&M (“Merger Sub I”), Triple Merger II, Inc., a Delaware corporation and a wholly-owned subsidiary of R&M (“Merger Sub II”), and T-3 Energy Services, Inc. a Delaware corporation (“T-3”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub I will merge with and into T-3, with T-3 surviving as a wholly-owned subsidiary of R&M (the “Merger”). The Merger Agreement and the Merger have been unanimously approved by the Boards of Directors of both R&M and T-3.
T-3 (NASDAQ: “TTES”) designs, manufactures, repairs and services products used in the drilling and completion of new oil and gas wells, the workover of existing wells, and the production and transportation of oil and gas. Its products are used in both onshore and offshore applications throughout the world. Upon completion of the proposed merger, we expect T-3 to initially operate under our Fluid Management segment.
Under the Merger Agreement, T-3 stockholders will receive 0.894 common shares of R&M without par value, plus $7.95 in cash, without interest, for each share of common stock of T-3, par value $0.001 per share.
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
At the special meeting of R&M shareholders, scheduled on January 7, 2011, R&M shareholders will be asked to vote on the issuance of R&M common shares to T-3 stockholders in the Merger and approval of the Merger and the other transactions contemplated by the Merger Agreement. At the special meeting of T-3 stockholders, also scheduled on January 7, 2011, T-3 stockholders will be asked to vote on the approval of the Merger and adoption of the Merger Agreement.
The issuance of R&M common shares to T-3 stockholders and the Merger and the other transactions contemplated by the Merger Agreement will be approved if the votes cast in favor of the proposal represent two-thirds or more of all R&M common shares entitled to vote on the proposal. Adoption of the Merger Agreement requires the affirmative vote of holders of a majority of the outstanding shares of T-3 common stock entitled to vote on the proposal. Completion of the Merger is conditioned on approval by R&M shareholders and T-3 stockholders.
The Merger Agreement may be terminated at any time prior to the effective time of the Merger, even after the receipt of the requisite shareholder approvals, by mutual written consent of R&M and T-3, or by either R&M or T-3 in certain circumstances, including: (1) the Merger is not completed by May 15, 2011, (2) certain legal restraints preventing completion of the merger are in effect and have become final and nonappealable, (3) R&M shareholders fail to approve the merger proposals, (4) T-3 stockholders fail to approve the merger proposals, or (5) the other party breaches the Merger Agreement in a way that would entitle the party seeking to terminate the agreement not to complete the merger (provided the terminating party is not also in breach of the Merger Agreement), subject to the right of the breaching party to cure the breach if it is curable.
Upon termination of the Merger Agreement, under certain circumstances, R&M will be required to pay T-3 a termination fee of $24 million, or T-3 will be required to pay R&M a termination fee of $12 million.
Annual revenues of T-3 for the years ended December 31, 2009 and 2008 were approximately $218 million and $285 million, respectively. Total assets of T-3 as of December 31, 2009 and 2008 were approximately $280 million and $287 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Overview
We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the energy, industrial, chemical and pharmaceutical markets worldwide. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. We attempt to continually develop initiatives to improve our performance in these key areas. World-wide economic conditions deteriorated in our fiscal year 2009, to which we responded by cutting costs, initiating restructuring programs to reduce manufacturing capacity while increasing utilization, standardizing product offerings to allow greater utilization of our lower cost manufacturing facilities, leveraging functional resources, and further integrating our business activities. We expect to continue our restructuring and streamlining efforts into fiscal 2011, along with our renewed focus on organic growth and acquisitions to improve our competitiveness, financial results and long-term profitability.
Our Company-wide focuses for fiscal 2011 are to successfully integrate our proposed acquisition of T-3 Energy Services, Inc. (“T-3”); further improve our cost structure and our competitive advantage; develop sales, marketing and product management capabilities to increase sales and margins; drive performance with strategy deployment and commercialize new products in order to achieve our agenda of profitable growth, improved operating efficiency and organizational effectiveness.
While differences exist among the Company’s businesses and geographical locations, on an overall basis, demand for the Company’s products increased in the first three months of fiscal 2011 as compared with the comparable period of fiscal 2010, resulting in aggregate year-over-year sales growth and improved margins. We are cautiously optimistic that the worldwide economic recovery and recent market trends will continue to gain strength and provide positive momentum in fiscal 2011, following five quarters of sequential growth in consolidated orders and an increase in consolidated backlog throughout fiscal 2010 and into fiscal 2011.
With approximately 59% of our sales outside the United States, we were also marginally impacted by foreign currency translation in the first quarter of fiscal 2011 due to the U.S. dollar slightly weakening relative to our other principal operating currencies. The impact on net income, sales and orders due to foreign exchange changes was immaterial for the first quarter of fiscal 2011. Additionally, the assets and liabilities of our foreign operations are translated at the exchange rates in effect at the balance sheet date, with related gains or losses reported as a separate component of our shareholders’ equity, except for Venezuela which is reported following highly inflationary accounting rules under U.S. generally accepted accounting principles (“GAAP”). The marginal strengthening of most foreign currencies against the U.S. dollar in the first quarter of fiscal 2011 did not materially impact our financial condition at the end of the quarter as compared with end of fiscal 2010.
On October 6, 2010, we announced an agreement to acquire T-3, a provider of oilfield and pipeline products and services, in a transaction valued at approximately $422 million as of the date of the announcement, net of cash assumed. Under the terms of the merger agreement, for each share of T-3 common stock, T-3 stockholders will receive 0.894 of our common shares plus $7.95 in cash without interest. Accordingly, T-3 stockholders are estimated to receive an aggregate of approximately 12 million of our common shares and $106 million in cash, which we expect to pay from our available cash resources. Upon closing of the transaction, we expect T-3 stockholders to own approximately 27% of our outstanding common shares.
We currently expect to complete the merger (See Note 14—Pending Merger) in early calendar year 2011, subject to receipt of required shareholder approvals on January 7, 2011, and the satisfaction or waiver of the conditions to the merger described in the merger agreement. Upon completion of the merger, we expect T-3 to initially operate under our Fluid Management segment.

Our business consists of three market-focused segments: Fluid Management, Process Solutions and Romaco.
Fluid Management. Order levels from customers served by our Fluid Management segment continued to show a strong upward trend in the first quarter of fiscal 2011. Demand for our energy products remains robust and industrial demand is improving. Our primary objectives for this segment are to increase our manufacturing capacity to meet current demand, expand our geographic reach, improve our selling and product management capabilities, commercialize new products in our niche market sectors, develop new customer relationships and successfully integrate T-3. Our Fluid Management business segment designs, manufactures and markets equipment and systems, including hydraulic drilling power sections, standard and customized fluid-agitation equipment and systems, down-hole and industrial progressing cavity pumps, wellhead systems, grinders, rod guides, tubing rotators, pipeline closure products and valves. These products are used in oil and gas exploration and recovery, specialty chemical, wastewater treatment and a variety of other industrial applications.
Process Solutions. Order levels in our Process Solutions segment improved sequentially each quarter of fiscal 2010, and first quarter fiscal 2011 orders were much higher than the comparable period in the prior year. However, pricing has not fully recovered, especially in European chemical capital goods end markets. Our primary objectives are to increase the capabilities of our low cost locations, standardize our products to increase operating flexibility and lower costs, integrate our global operations and increase our focus on aftermarket opportunities. Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels, customized equipment and systems and customized fluoropolymer-lined fittings, vessels and accessories, primarily for the pharmaceutical and specialty chemical markets.
Romaco. Order levels in our Romaco segment also trended higher in fiscal 2010 and continued to show strength in the first quarter of fiscal 2011. The primary target markets for Romaco include pharmaceutical, healthcare, food and cosmetics. Our primary objectives are to focus on engineering solutions while implementing supply chain management for base components and modules, increase our market presence for certain applications, further develop our global distribution capabilities and increase our focus on aftermarket opportunities. Our Romaco business segment designs, manufactures and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutraceutical, food and cosmetic industries. Packaging applications include blister and strip packaging for various products including tablets, effervescent tablets and capsules; filling of both liquid and powder into vials and bottles, capsule and tube filling; tablet counting and packaging for bottles; customized packaging for drug delivery devices; as well as secondary processing for liquids and semi-solids.

The following tables present the components of our Consolidated Condensed Income Statement and segment information for the first quarter of fiscal 2011 and 2010.

	Three Months Ended
	November 30,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	62.1	66.7

Gross profit	37.9	33.3
Selling, general and administrative expenses	23.1	25.8

EBIT	14.8%	7.5%

	Three Months Ended
	November 30,
	2010	2009
	(In thousands, except percents)
Segment
Fluid Management:
Sales	$91,336	$68,188
EBIT	28,165	16,734
EBIT %	30.8%	24.5%

Process Solutions:
Sales	$49,434	$43,533
EBIT	1,119	(1,651)
EBIT %	2.3%	(3.8)%

Romaco:
Sales	$23,179	$17,692
EBIT	92	(758)
EBIT %	0.4%	(4.3)%
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

Net Sales
Consolidated net sales for the first quarter of fiscal 2011 were $163.9 million, or $34.5 million higher than consolidated net sales for the first quarter of fiscal 2010.
The Fluid Management segment had sales of $91.3 million in the first quarter of fiscal 2011 compared with $68.2 million in the first quarter of fiscal 2010. The increase was primarily due to higher customer demand in the first quarter of fiscal 2011 over the comparable period in the prior year, resulting from higher oil prices worldwide, an increased demand for horizontal drilling rigs used in North American shale formations and higher general industrial and specialty chemical activity. Orders for this segment were impacted by the same factors and were $102.2 million in the first quarter of fiscal 2011 compared with $68.1 million in the first quarter of fiscal 2010. Ending backlog at November 30, 2010 of $68.3 million was 18% higher than at the end of the prior year.
The Process Solutions segment had sales of $49.4 million in the first quarter of fiscal 2011, compared with $43.5 million in the first quarter of fiscal 2010, an increase of 14%. Segment orders improved from the first quarter of fiscal 2010 levels to $54.0 million in the first quarter of fiscal 2011, reflecting improved market conditions in certain end markets we serve, an increase of $12.1 million, or 29% from the prior year period. Demand in our European chemical capital goods end markets remained weak, while demand in our other markets was favorable. Ending backlog at November 30, 2010 of $85.2 million was 8% higher than at the end of the prior year.
The Romaco segment, which is primarily a European-based business, had sales of $23.2 million in the first quarter of fiscal 2011 compared with $17.7 million in the comparable period of the prior year. Excluding the impact of currency translation, sales increased by $6.2 million or 35%. Orders for the first quarter of fiscal 2011 were $33.5 million compared with $27.1 million in the comparable period in the prior year. Adjusting for changes in currency exchange rates, orders increased 27%, or $7.2 million, from the same period in the prior year. We believe this increase is an outcome of the global economic recovery combined with our increased focus on market opportunities and product innovation. Ending backlog at November 30, 2010 of $50.0 million was 31% higher than at the end of the prior year.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the first quarter of fiscal 2011 was $24.2 million, an increase of $14.5 million from the first quarter of fiscal 2010, primarily due to increased sales volume described above in all our segments along with an improved product mix, especially in our Fluid Management segment.
The Fluid Management segment had EBIT of $28.2 million in the first quarter of fiscal 2011 as compared with $16.7 million in the first quarter of fiscal 2010, an increase of $11.4 million, or 68%. This increase in fiscal 2011 is primarily due to the higher sales volume described above and a favorable product mix.
The Process Solutions segment had EBIT of $1.1 million in the first quarter of fiscal 2011, and an EBIT loss of $1.7 million in the first quarter of fiscal 2010, an increase of $2.8 million, mainly due to higher sales activity in fiscal 2011.
The Romaco segment had EBIT of $0.1 million in the first quarter of fiscal 2011 and an EBIT loss of $0.8 million in the first quarter of fiscal 2010. The marginal improvement in EBIT in the first quarter of fiscal 2011 over the comparable period in the prior year resulted from higher sales volume in fiscal 2011.
Corporate costs were $0.6 million higher in the first quarter of fiscal 2011 compared with the same period in fiscal 2010 primarily due to T-3 transaction costs and higher costs associated with employee benefits related to improved performance in fiscal 2011.
Income Taxes
The effective tax rate was 37.7% for the first quarter of fiscal 2011 and 35.1% for the first quarter of fiscal 2010. The first quarter fiscal 2011 rate was higher than the U.S. federal statutory income tax rate and the prior year rate due to net operating losses in certain tax jurisdictions for which no tax benefit was recorded.

Liquidity and Capital Resources
Operating Activities
In the first quarter of fiscal 2011, our cash outflow from operating activities was $2.5 million, compared with a cash inflow of $11.3 million in the same period of the prior year. This decrease occurred, despite higher net income, as a result of changes in our working capital, primarily due to higher inventory to support our increased backlog in fiscal 2011 and higher accounts receivable consistent with increased sales in fiscal 2011 relative to the prior year.
We expect our available cash, fiscal 2011 operating cash flow and amounts available under our credit agreement to be adequate to fund fiscal 2011 operating needs, shareholder dividends, capital expenditures, additional share repurchases, if any, and the potential acquisition of T-3.
Investing Activities
Our financial condition remains strong at the end of the first quarter of fiscal 2011, with resources available for reinvestment in existing businesses and strategic acquisitions. Our capital expenditures were $3.1 million in the first quarter of fiscal 2011 compared with $2.2 million in the first quarter of fiscal 2010. Our capital expenditures in fiscal 2011 were primarily due to our cost reduction and sales growth initiatives.
Financing Activities
On October 27, 2008, we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares. Prior to fiscal 2010, we acquired approximately 2.0 million of our outstanding common shares for $39.1 million under the repurchase program. There were no shares repurchased under the program in fiscal 2010 or in the three month period ended November 30, 2010.
Credit Agreement
Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150.0 million and includes a $100.0 million expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement and the Senior Notes is unsecured, except for the pledge of the stock of our U.S. subsidiaries and approximately two-thirds of the stock of certain non-U.S. subsidiaries. While no amounts are outstanding under the Agreement at November 30, 2010, we have $33.8 million of standby letters of credit outstanding at November 30, 2010. These standby letters of credit are used as security for advance payments received from customers, and for future payments to our vendors and reduce the amount we may borrow under the Agreement. Accordingly, under the Agreement we have $116.2 million of unused borrowing capacity.
Six banks participate in our revolving credit agreement. We are not dependent on any single bank for our financing needs.
From available cash balances, we repaid the remaining $30.0 million of Senior Notes on the May 3, 2010 maturity date.
The Agreement contains certain restrictive covenants including limitations on indebtedness, acquisitions, asset sales, sales and lease backs, and cash dividends as well as financial covenants relating to interest coverage, leverage and net worth. As of November 30, 2010, we are in compliance with these covenants.
On October 6, 2010, we obtained the required waiver from the parties to the Agreement regarding any event of default that may occur under the Agreement arising solely as a result of the approval of the merger with T-3 by either the Board of Directors or the shareholders of R&M.

Following is information regarding our long-term contractual obligations and other commitments outstanding as of November 30, 2010:

	Payments Due by Period
			Two to	Four to
Long-term contractual		One year	three	five	After five
obligations	Total	or less	years	years	years
	(In thousands)
Long-term debt	$238	$140	$98	$—	$—
Operating leases (1)	15,000	5,000	6,000	3,000	1,000

Total contractual cash obligations	$15,238	$5,140	$6,098	$3,000	$1,000

(1)	Operating leases are estimated as of November 30, 2010 and consist primarily of building and equipment leases.
Unrecognized tax benefits, including interest and penalties, in the amount of $4.4 million as of November 30, 2010, have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of the future payments. The only other commercial commitments outstanding were standby letters of credit of $33.8 million, which are substantially due within one year.

Critical Accounting Policies
In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are straightforward. There are, however, some policies that are critical because they are important in determining the financial condition and results of operations and some may involve management judgments due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts. These policies are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Report on Form 10-K for the year ended August 31, 2010. There have been no material changes in the accounting policies followed by us during fiscal 2011.
Safe Harbor Statement
In addition to historical information, this report contains forward-looking statements identified by use of words such as “expects,” “anticipates,” “believes,” and similar expressions. These statements reflect management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in our Annual Report on Form 10-K for the year ended August 31, 2010, the joint proxy statement/prospectus filed with the Securities and Exchange Commission (“SEC”) on November 29, 2010, and other reports filed from time to time with the SEC and include, but are not limited to: the failure of the shareholders of R&M or the stockholders of T-3 to approve the merger; potential uncertainties regarding market acceptance of the combined company; competitive responses to the proposed merger; costs and difficulties related to integration of T-3’s businesses and operations; the inability to or delay in obtaining cost savings and synergies from the merger; inability to retain key personnel; changes in the demand for or price of oil and/or natural gas; a significant decline in capital expenditures within the markets served by the Company; the ability to realize the benefits of restructuring programs; increases in competition; changes in the availability and cost of raw materials; foreign exchange rate fluctuations as well as economic or political instability in international markets and performance in hyperinflationary environments, such as Venezuela; work stoppages related to union negotiations; customer order cancellations; the possibility of product liability lawsuits that could harm our businesses; events or circumstances which result in an impairment of, or valuation against, assets; the potential impact of U.S. and foreign legislation, government regulations, and other governmental action, including those relating to export and import of products and materials, and changes in the interpretation and application of such laws and regulations; the outcome of audit, compliance, administrative or investigatory reviews; proposed changes in U.S. tax law which could impact our future tax expense and cash flow and decline in the market value of our pension plans’ investment portfolios. Except as otherwise required by law, we do not undertake any obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date hereof.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In our normal operations we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended November 30, 2010. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2010.

Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of November 30, 2010. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.
Based on this evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of November 30, 2010.
(B) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II—Other Information
Item 1A. Risk Factors
For information regarding factors that could affect the Company’s operations, financial condition and liquidity, see the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2010. There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the year ended August 31, 2010, other than those set forth below.
Risks Related to Our Pending Merger with T-3 Energy Services, Inc. (“T-3”)
The exchange ratio is fixed and will not be adjusted in the event of any change in either R&M’s or T-3’s stock price.
Upon closing of the merger, each share of T-3 common stock will be converted into the right to receive 0.894 common shares of R&M, plus $7.95 in cash, without interest. This exchange ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of either R&M common shares or T-3 common stock.
The price of R&M common shares at the closing of the merger may vary from the price on the date the Merger Agreement was executed and on the date of the special meetings of R&M and T-3. As a result, the market value represented by the exchange ratio will also vary. This market value will determine goodwill to be recorded in the transaction that could be subject to future goodwill impairment testing. Any goodwill impairment will impact our future operating results.
Failure to complete the merger with T-3 or a significant delay in the completion of the merger could negatively impact our share price and our future business and financial results.
Completion of the merger is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion, including approvals of our shareholders and the stockholders of T-3. If the merger is delayed or is not completed, our ongoing business may be adversely affected. Additionally, if the merger is not completed, we may be required to pay to T-3 a termination fee of $24 million under certain circumstances. Each party will also have to pay certain costs relating to the merger, such as legal, accounting, financial advisor, filing, printing and mailing fees. Any of the foregoing, or other risks arising in connection with the failure of the merger, including the diversion of management attention from pursuing other opportunities during the pendency of the merger, may have an adverse effect on our business, financial results and share price.
The pendency of the merger with T-3 could adversely affect our business and operations and the business and operations of T-3.
In connection with the pending merger, each company will face additional uncertainties and restrictions on the manner in which it operates its business, including, among other things, that:
•	Some customers of R&M and T-3 may delay or defer decisions, which could negatively impact revenues, earnings and cash flows of R&M and T-3, regardless of whether the merger is completed;

•	Current and prospective employees of R&M and T-3 may experience uncertainty about their future roles with R&M following the merger, which may materially and adversely affect the ability of each of R&M and T-3 to attract and retain key personnel;

•	The operations of R&M and T-3, respectively, will be restricted by the terms of the Merger Agreement, which may cause either party to forego otherwise beneficial business opportunities; and

•	The attention of management and other company resources of R&M and T-3 may be focused on the merger instead of on pursuing other opportunities beneficial to the R&M shareholders or the T-3 stockholders, as applicable.
If lawsuits are filed against us and T-3 challenging the merger and an adverse ruling is received, the merger may not be completed.
One of the conditions to the closing of the merger is that no judgment, injunction (whether preliminary, temporary or permanent) or other legal restraint or prohibition shall be in effect that prevents the completion of the merger. As such, if litigation is filed and an injunction prohibiting the defendants from completing the merger is obtained, then such injunction may prevent the merger from becoming effective, or from becoming effective within the expected time frame.
The failure to integrate successfully the business of T-3 in the expected time frame would adversely affect the combined company’s future results post-merger.
The success of the merger will depend, in large part, on the ability of the combined company to realize the anticipated benefits, including cost savings, from combining our business with T-3’s business. To realize these anticipated benefits, our business and T-3’s business must be successfully integrated. This integration will be complex and time-consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company not achieving the anticipated benefits of the merger, which could have a negative impact on the shareholders of the combined company following the merger. Potential difficulties that may be encountered in the integration process include the following:
•	The inability to successfully integrate the businesses of R&M and T-3 in a manner that permits the combined company to achieve the cost savings anticipated to result from the merger;

•	Lost sales and customers as a result of customers of either of the two companies deciding not to do business with the combined company;

•	Complexities associated with managing the larger, more complex, combined business;

•	Integrating personnel from the two companies while maintaining focus on providing consistent, high quality products;

•	Potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the merger; and

•	Performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

Our future results will suffer if we do not effectively manage our expanded operations following the merger.
Following the merger, the size of our business will increase dramatically. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure you that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated from the merger.
We expect to incur substantial expenses related to the merger and the integration of T-3.
We expect to incur substantial expenses in connection with the merger and the integration of T-3. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, billing, payroll, manufacturing, marketing and benefits. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in us taking significant charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present.
Our ability to finance the ongoing cash needs of the combined company is not guaranteed.
We plan to fund the merger transaction expenses and the cash needs of the combined company with available cash of the combined company and proceeds (if any) that we obtain from bank borrowings or capital markets issuances. If these sources of cash are unavailable, unattractive or inadequate, we may be forced to raise funds in alternative manners, which may be more costly or unavailable. Completion of the merger is not conditioned on completing any financing transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A summary of the Company’s repurchases of its common shares during the quarter ended November 30, 2010 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of
			Shares Purchased	Maximum Number of
		Average	as	Shares that May
	Total Number	Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans or	Under the Plans or
Period	Purchased (a)	Share	Programs (b)	Programs (b)
September 1-30, 2010	—	$—	—	992,463
October 1-31, 2010	4,251	27.24	—	992,463
November 1-30, 2010	—	—	—	992,463

Total	4,251		—

(a)	During the first quarter of fiscal 2011, the Company purchased 4,251 of its common shares in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

(b)	On October 27, 2008, our Board of Directors approved the repurchase of up to 3,000,000 of our outstanding common shares (the “Program”). In fiscal year 2009, we repurchased an aggregate of 2,007,537 of our outstanding common shares pursuant to the Program. The Program will expire when we have repurchased all the authorized shares under the Program, unless terminated earlier by a Board resolution.
Item 6. Exhibits
a)	Exhibits — see INDEX TO EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC. (Registrant)
DATE: January 7, 2011	BY	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: January 7, 2011	BY	/s/ Kevin J. Brown
Kevin J. Brown
Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

(2) PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

2.1    Agreement and Plan of Merger, dated October 6, 2010, by and among Robbins & Myers, Inc., Triple Merger I, Inc., Triple Merger II, Inc. and T-3 Energy Services, Inc., included as Annex A to the joint proxy statement/prospectus, filed as Exhibit 2.1 to our Registration Statement on Form S-4/A (File No. 333-170502) filed on November 29, 2010
*

2.2    Voting Agreement, dated October 6, 2010, by and among M.H.M. & Co., Ltd., Robbins & Myers, Inc., and T-3 Energy services, Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 6, 2010
*

(4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

4.1    Waiver, dated as of October 6, 2010, by and among Robbins & Myers, Inc., Robbins & Myers Finance Europe B.V., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 6, 2010
*

(31) RULE 13A-14(A) CERTIFICATIONS

31.1 Rule 13a-14(a) CEO Certification	F

31.2 Rule 13a-14(a) CFO Certification	F

(32) SECTION 1350 CERTIFICATIONS

32.1 Section 1350 CEO Certification	F

32.2 Section 1350 CFO Certification	F

“F”	Filed herewith

“*”	Indicates the Exhibit is incorporated by reference from a previous filing with the Commission. Unless otherwise indicated, all incorporated items are incorporated from SEC File No. 001-13651.