Form 10-Q
period 2011-02-28
ROBBINS & MYERS, INC.
filed 2011-03-31
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Common shares, without par value, outstanding as of February 28, 2011: 45,474,499

Part I—Financial Information
Item 1. Financial Statements
ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	February 28,	August 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$50,781	$149,213
Accounts receivable	174,919	115,387
Inventories:
Finished products	80,554	32,488
Work in process	56,830	36,163
Raw materials	39,514	29,288

	176,898	97,939
Other current assets	14,469	7,589
Deferred taxes	17,388	14,164

Total Current Assets	434,455	384,292
Goodwill	610,652	260,332
Other Intangible Assets	201,716	3,774
Deferred Taxes	34,095	33,932
Other Assets	15,422	10,091
Property, Plant and Equipment	374,068	302,941
Less accumulated depreciation	(190,007)	(178,341)

	184,061	124,600

TOTAL ASSETS	$1,480,401	$817,021

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$84,299	$66,562
Accrued expenses	100,883	90,345
Current portion of long-term debt	1,900	192

Total Current Liabilities	187,082	157,099
Long-Term Debt—Less Current Portion	23	93
Deferred Taxes	110,416	42,568
Other Long-Term Liabilities	124,790	126,237
Robbins & Myers, Inc. Shareholders’ Equity:
Common stock	684,206	153,185
Retained earnings	396,391	372,198
Accumulated other comprehensive loss	(38,418)	(49,319)

Total Robbins & Myers, Inc. Shareholders’ Equity	1,042,179	476,064
Noncontrolling Interest	15,911	14,960

Total Equity	1,058,090	491,024

TOTAL LIABILITIES AND EQUITY	$1,480,401	$817,021

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Net sales	$214,918	$129,919	$378,867	$259,332
Cost of sales	138,566	87,989	240,344	174,368

Gross profit	76,352	41,930	138,523	84,964
Selling, general and administrative expenses	44,781	35,384	82,756	68,682
Other expense	13,312	—	13,312	—

Income before interest and income taxes (“EBIT”)	18,259	6,546	42,455	16,282
Interest expense (income), net	8	161	(17)	304

Income before income taxes	18,251	6,385	42,472	15,978
Income tax expense	5,189	1,932	14,318	5,299

Net income including noncontrolling interest	13,062	4,453	28,154	10,679
Less: Net income attributable to noncontrolling interest	125	260	521	456

Net income attributable to Robbins & Myers, Inc.	$12,937	$4,193	$27,633	$10,223

Net income per share:
Basic	$0.33	$0.13	$0.76	$0.31

Diluted	$0.32	$0.13	$0.75	$0.31

Weighted average common shares outstanding:
Basic	39,695	32,927	36,315	32,899

Diluted	40,095	32,966	36,668	32,949

Dividends per share:
Declared	$0.0450	$0.0425	$0.0875	$0.0825

Paid	$0.0450	$0.0425	$0.0875	$0.0825

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	February 28,
	2011	2010
Operating Activities:
Net income including noncontrolling interest	$28,154	$10,679
Adjustments to reconcile net income to net cash and cash equivalents (used) provided by operating activities:
Depreciation	8,204	7,884
Amortization	6,531	341
Net gain on asset sales	—	(547)
Stock compensation expense	3,331	1,451
Changes in operating assets and liabilities:
Accounts receivable	(15,414)	8,759
Inventories	(16,499)	876
Accounts payable	(10,330)	(8,969)
Accrued expenses	(13,620)	8,070
Other	(3,189)	959

Net Cash and Cash Equivalents (Used) Provided by Operating Activities	(12,832)	29,503

Investing Activities:
Business acquisition, net of cash acquired	(90,410)	—
Capital expenditures, net of nominal disposals	(7,197)	(3,447)
Proceeds from asset sales	—	1,094

Net Cash and Cash Equivalents Used by Investing Activities	(97,607)	(2,353)

Financing Activities:
Proceeds from debt borrowings	5,157	4,200
Repayments of debt	(7,526)	(3,630)
Net proceeds from issuance of common stock, including stock option tax impact	15,586	366
Cash dividends paid	(3,440)	(2,713)

Net Cash and Cash Equivalents Provided (Used) by Financing Activities	9,777	(1,777)
Exchange Rate Impact on Cash	2,230	(1,122)

(Decrease) Increase in Cash and Cash Equivalents	(98,432)	24,251
Cash and Cash Equivalents at Beginning of Period	149,213	108,169

Cash and Cash Equivalents at End of Period	$50,781	$132,420

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
February 28, 2011
(Unaudited)
NOTE 1—Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“Company,” “R&M,” “we,” “our” or “us”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of February 28, 2011 and August 31, 2010, and the results of our operations for the three and six month periods ended February 28, 2011 and 2010, and cash flows for the six month periods ended February 28, 2011 and 2010. The results of operations for any interim period are not necessarily indicative of results for the full year. All intercompany transactions have been eliminated.
On January 10, 2011 (“the acquisition date”), we completed our acquisition of T-3 Energy Services, Inc. (“T-3”), by means of a merger, such that T-3 became a wholly-owned subsidiary of R&M. The operating results of T-3 are included in our consolidated condensed financial statements only since the acquisition date within our Fluid Management Group. See Note 2. The merger was accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”. Accordingly, we made an initial allocation of the purchase price at the acquisition date based upon our understanding of the fair value of the acquired assets and assumed liabilities obtained during our due diligence process and through other sources. As we obtain additional information about these assets and liabilities, including through tangible and intangible asset appraisals and by learning more about T-3’s business and processes, we will refine the provisional estimates of fair value and the purchase price allocation. Only items identified as of the acquisition date will be considered for subsequent adjustment. Adjustments will be made prior to the completion of the “measurement period” (up to one year from acquisition date) as required. Additionally, as required by ASC 805, all integration-related costs, including professional fees and severance, are expensed as incurred.
While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our most recent Annual Report on Form 10-K/A for the fiscal year ended August 31, 2010 filed with the Securities and Exchange Commission (“SEC”), the joint proxy statement/prospectus filed with the SEC on November 29, 2010, our Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 filed with the SEC on January 7, 2011 and other reports filed from time to time with the SEC. There have been no material changes in the accounting policies followed by us during fiscal year 2011 (“fiscal 2011”) from fiscal year 2010 (“fiscal 2010”). Certain amounts presented in the prior period financial statements have been reclassified to conform to our current year presentation. These reclassifications had no material impact on our financial position, earnings, or cash flows.
Our Company has a Venezuelan subsidiary with net sales, operating income and total assets representing approximately one percent of our consolidated financial statement amounts in fiscal 2011 and 2010. In early January 2010, the Venezuelan government devalued its currency. Our subsidiary operated under a rate of 4.30 bolivars to the U.S. dollar, as compared with the previous rate of 2.15, and our fiscal 2010 year-end financial statements reflected this new rate. In addition, the financial statements of our Venezuelan subsidiary were consolidated and reported under highly inflationary accounting rules beginning in the second quarter of fiscal 2010, resulting in an income statement exchange loss of $0.6 million in the three and six month periods ended February 28, 2010. The fiscal 2010 devaluation did not have a material impact on our consolidated financial statements in the three and six month periods ended February 28, 2011.

NOTE 2—Acquisition
As noted above, on January 10, 2011, we acquired 100% of the outstanding common stock and voting interest of T-3. T-3 designs, manufactures, repairs and services products used in the drilling, completion and production of new oil and gas wells, the workover of existing wells, and the production and transportation of oil and gas. Its products are used in both onshore and offshore applications throughout the world. We believe the acquisition will significantly expand and complement our energy business within our Fluid Management Group and create a stronger strategic platform with better scale to support our future growth.
The purchase price for acquiring all of the outstanding common stock of T-3 was approximately $618.4 million, which consisted of approximately $106.3 million in cash paid, $492.1 million as the fair value of R&M common shares issued and $20.0 million as the fair value of R&M options and warrants issued to replace T-3 grants for pre-merger services and warrants, based on the weighted average Black-Scholes valuation of $20.41 per R&M share. The fair value of R&M common shares issued of $41.18 per common share was based on the closing price of R&M shares on the New York Stock Exchange (“NYSE”) on January 7, 2011 (opening price on January 10, 2011). We funded the cash portion of the purchase price from our available cash on hand. We issued approximately 12.0 million shares as part of the purchase price to T-3 stockholders. T-3 had annual revenues of approximately $206.7 million (unaudited) for its last completed fiscal year ended December 31, 2010.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We are in the process of obtaining third party valuations of certain non-monetary tangible assets, intangible assets and contingencies; thus the provisional measurements of non-monetary tangible assets, intangible assets, contingencies, goodwill and deferred income tax assets are subject to change.
At January 10, 2011 (in thousands):

Cash	$15,863
Accounts receivable	41,618
Inventories	59,960
Other current assets	13,541
Property, plant and equipment, net	54,392
Other long-term assets	6,044
Intangible assets	204,220

Total identifiable assets acquired excluding goodwill	395,638

Current liabilities	44,341
Long-term liabilities	74,684

Total liabilities assumed	119,025

Net identifiable assets acquired excluding goodwill	276,613
Goodwill	341,783

Net assets acquired	$618,396

The preliminary purchase price allocations resulted in the recognition of $341.8 million in goodwill (approximately $25.0 million of which is deductible for tax purposes) and $204.2 million of definite-lived intangible assets with no residual value, including $146.4 million of customer relationships, $18.9 million of trademarks and trade names, $31.7 million of technology and $7.2 million of backlog. The amounts assigned to customer relationships, trademarks and trade names, technology and backlog are amortized over the estimated useful life of 10-20 years, 7 years, 15 years and up to 1 year, respectively. The weighted average life over which these acquired intangibles will be amortized is approximately 18 years. The purchase price allocation for the acquisition reflects various preliminary fair value estimates and analyses, which are subject to change within the measurement period as valuations are finalized. Measurement period adjustments that we determine to be material will be applied retrospectively to the period of acquisition in our consolidated financial statements and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected.

Net customer sales and negative EBIT of T-3 included in our operating results from the acquisition date were $35.5 million and $4.6 million, respectively. During the three and six month periods ended February 28, 2011, the Company incurred acquisition related costs of $13.3 million, primarily for amortization of intangible assets related to customer backlog at the time of acquisition, professional fees, severance costs and accelerated stock-based compensation expense (see Note 10), which are included in the “Other expense” line in our consolidated condensed income statement and $4.1 million of expense related to the inventory write-up values in cost of sales. Transaction expenses were funded with available cash of the Company.
The unaudited pro forma information for the periods set below gives effect to the acquisition as if it had occurred at the beginning of each respective fiscal year. These amounts have been calculated after applying our accounting policies and adjusting the results of T-3 to reflect the additional cost of sales, depreciation and amortization that would have been charged assuming the fair value of adjustments to inventory, property, plant and equipment and intangible assets had been applied as at the beginning of each respective year, together with the consequential tax effects, as applicable. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net sales:
As reported	$214,918	$129,919	$378,867	$259,332
Pro forma	239,540	173,550	458,337	353,051

Net income attributable to Robbins & Myers, Inc.:
As reported	$12,937	$4,193	$27,633	$10,223
Pro forma	16,620	3,979	24,449	1,138

Basic net income per share:
As reported	$0.33	$0.13	$0.76	$0.31
Pro forma	0.36	0.08	0.53	0.01

Diluted net income per share:
As reported	$0.32	$0.13	$0.75	$0.31
Pro forma	0.36	0.08	0.53	0.01
Each six month pro forma period reflects the expense due to the inventory write-up values and amortization of backlog of $16.7 million ($10.8 million after tax and $0.24 per share) which had lives of 3 months. Therefore, these assets were fully amortized in the first 3 months of each respective year.

NOTE 3—Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six month period ended February 28, 2011, by reportable segment, are as follows:

	Process Solutions	Fluid Mgmt.	Romaco
	Segment	Segment	Segment	Total
		(In thousands)
Balance as of September 1, 2010	$100,278	$149,463	$10,591	$260,332
Goodwill related to T-3 acquisition	—	341,783	—	341,783
Translation adjustment impact	6,426	1,199	912	8,537

Balance as of February 28, 2011	$106,704	$492,445	$11,503	$610,652

Goodwill arises from the excess of the purchase price for acquired businesses over the fair value of net identifiable assets acquired. Pursuant to ASC 805, we may record goodwill adjustments for the T-3 acquisition due to refinement in purchase price allocation within the measurement period.
Information regarding our other intangible assets is as follows:

	As of February 28, 2011			As of August 31, 2010
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)
Customer Relationships	$146,400	$1,130	$145,270	$—	$—	$—

Technology	31,700	318	31,382	—	—	—

Patents, Trademarks and Trade names	28,574	8,120	20,454	9,434	7,465	1,969

Non-compete Agreements	8,875	7,559	1,316	8,680	7,359	1,321

Financing Costs	9,696	9,216	480	9,536	9,052	484

Other	12,413	9,599	2,814	5,120	5,120	—

Total	$237,658	$35,942	$201,716	$32,770	$28,996	$3,774

During the first six months of fiscal 2011, the Company recorded approximately $204.2 million of purchased intangible assets related to the T-3 acquisition based on its preliminary purchase price allocations. The amortization expense for the three and six month periods ended February 28, 2011 was $6.4 million and $6.5 million, respectively. We estimate that the amortization expense will be approximately $9.2 million for the remainder of fiscal 2011 and $12.9 million for each of the next five years beginning fiscal 2012. The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from the estimated amounts due to changes in foreign currency exchange rates, impairment of intangible assets, intangible asset additions and their fair value adjustments in the measurement period, accelerated amortization of intangible assets and other events.

NOTE 4—Net Income per Share

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
	(In thousands, except per share data)
Numerator:
Net income attributable to Robbins & Myers, Inc.	$12,937	$4,193	$27,633	$10,223

Denominator:
Basic weighted average shares	39,695	32,927	36,315	32,899
Effect of dilutive options and restricted shares/units	400	39	353	50

Diluted weighted average shares	40,095	32,966	36,668	32,949

Basic net income per share	$0.33	$0.13	$0.76	$0.31

Diluted net income per share	$0.32	$0.13	$0.75	$0.31

In connection with the acquisition of T-3 on January 10, 2011, we issued approximately 12.0 million shares to T-3 stockholders as part of the purchase price consideration, which have been included in our computation of basic and diluted net income per share for the three and six month periods ended February 28, 2011. In addition, as part of the merger consideration, we issued approximately 1.0 million options to replace T-3 grants for pre-merger services which have also been included in the computation above. The net loss of T-3 from the acquisition date that is included in our consolidated condensed financial statements for the three and six month periods ended February 28, 2011 was approximately $3.0 million which included pre-tax expense of $11.5 million ($7.5 million after tax) related to amortization of intangible assets for opening customer backlog, expense due to inventory write-up values and severance costs.
For the three and six month periods ended February 28, 2011, 0.2 million and 0.4 million, respectively of stock options outstanding were antidilutive and excluded from the computation of diluted net income per share. The antidilutive stock options for the prior year three and six month periods were 0.4 million for both respective periods.
NOTE 5—Product Warranties
We estimate our warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.
Changes in our product warranty liability during the period are as follows:

Six Months Ended
February 28, 2011
(In thousands)
Balance at beginning of the period	$6,292
Warranty expense	1,267
Deductions/payments	(1,647)
Warranty accrual related to T-3 acquisition	370
Translation adjustment impact	82

Balance at end of the period	$6,364

NOTE 6—Long-Term Debt

February 28, 2011
(In thousands)
Senior debt:
Revolving credit loan	$—
Other	1,923

Total debt	1,923
Less current portion	1,900

Long-term debt	$23

Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150.0 million and includes a $100.0 million expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement is unsecured except for the pledge of the stock of our U.S. subsidiaries and approximately two-thirds of the stock of certain non-U.S. subsidiaries. While no amounts are outstanding under the Agreement at February 28, 2011, we have $35.6 million of standby letters of credit outstanding at February 28, 2011. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement, we have $114.4 million of unused borrowing capacity.
The Agreement contains certain restrictive covenants including limitations on indebtedness, acquisitions, asset sales, sales and lease backs, and cash dividends as well as financial covenants relating to interest coverage, leverage and net worth. As of February 28, 2011, we are in compliance with these covenants.

NOTE 7—Retirement Benefits
Pension and other postretirement plan costs are as follows:
Pension Benefits

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Service cost	$516	$520	$1,080	$1,051
Interest cost	2,204	2,429	4,410	4,899
Expected return on plan assets	(1,749)	(1,678)	(3,494)	(3,370)
Amortization of transition asset	(9)	(8)	(18)	(17)
Amortization of prior service cost	59	183	118	365
Amortization of unrecognized losses	1,014	799	2,029	1,596
Settlement/curtailment expense	215	161	1,633	322

Net periodic benefit cost	$2,250	$2,406	$5,758	$4,846

We entered into a new labor agreement at one of our U.S. facilities in the first quarter of fiscal 2011. As a result, we incurred curtailment expense of approximately $1.2 million in the first quarter of fiscal 2011. Curtailment of the pension plan is expected to reduce pension costs in future years.
Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Service cost	$140	$155	$280	$310
Interest cost	332	345	664	690
Amortization of prior service cost	53	53	106	106
Amortization of unrecognized losses	150	72	300	144

Net periodic benefit cost	$675	$625	$1,350	$1,250

NOTE 8—Income Taxes
In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on various factors, including expected annual income, statutory tax rates, tax planning opportunities in the various jurisdictions in which we operate, permanent items, state tax rates and our ability to utilize various tax credits and net operating loss carryforwards. Subsequent recognition, derecognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur and can be a source of variability in effective tax rates from quarter-to-quarter.
The effective tax rate was 28.4% for the second quarter and 33.7% for the six month year-to-date period of fiscal 2011. The second quarter fiscal 2011 rate was lower than the U.S. federal statutory income tax rate and the prior year rate primarily due to finalizing certain tax estimates and U.S. tax credits in the second quarter of fiscal 2011 with the filing of the Company’s U.S. federal tax return of approximately $1.3 million and changes in U.S. tax law extending the research and development credit.
The effective tax rate was 30.3% for the second quarter and 33.2% for the year to date period of fiscal 2010. The second quarter fiscal 2010 effective tax rate was lower than the statutory tax rate primarily due to statute lapses and audit settlements for items previously reserved of approximately $0.8 million.
The balance of unrecognized tax benefits, including interest and penalties, as of February 28, 2011 and August

31, 2010 was $5.4 million and $4.2 million, respectively, all of which would affect the effective tax rate if recognized in future periods. The balance of unrecognized tax benefits at February 28, 2011 includes $0.9 million recorded in the T-3 opening balance sheet.
NOTE 9—Comprehensive Income (Loss)
The following table sets forth the reconciliation of net income to comprehensive income (loss):

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income including noncontrolling interest	$13,062	$4,453	$28,154	$10,679
Other comprehensive income (loss):
Foreign currency translation	5,752	(15,054)	9,953	(5,545)
Minimum pension liability adjustment, net of tax	1,583	(675)	1,583	(675)

Comprehensive income (loss)	20,397	(11,276)	39,690	4,459
Comprehensive (income) loss attributable to noncontrolling interest	(514)	48	(1,156)	(492)

Comprehensive income (loss) attributable to Robbins & Myers, Inc.	$19,883	$(11,228)	$38,534	$3,967

The net loss of T-3 from the acquisition date that is included in our consolidated condensed financial statements for the three and six month periods ended February 28, 2011 was approximately $3.0 million which included pre-tax expense of $11.5 million ($7.5 million after tax) related to amortization of intangible assets for opening customer backlog, expense due to inventory write-up values and severance costs.
NOTE 10—Stock Compensation
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. Under the plan, the stock option price per share may not be less than the fair market value per share as of the date of grant. Outstanding grants generally become exercisable over a three-year period. As part of the merger consideration, in the second quarter of fiscal 2011, we issued approximately 1.0 million fully vested options to replace T-3 grants for pre-merger services. In addition, we sponsor a long term incentive plan for selected participants who earn performance share awards on varying target levels, based on earnings per share and return on net assets. As of February 28, 2011, we had $3.3 million of compensation expense not yet recognized related to nonvested stock awards. The weighted average period that this compensation cost will be recognized is 2.6 years. There were approximately 0.5 million stock options exercised in the first six months of fiscal 2011. There were no stock options exercised in the first six months of fiscal 2010.
Total stock compensation expense for all stock based awards for the first six months of fiscal 2011 and 2010 was $3.3 million ($2.2 million after tax) and $1.5 million ($0.9 million after tax), respectively. The second quarter of fiscal 2011 included approximately $2.0 million of stock compensation expense which resulted from accelerated vesting of certain stock awards upon the acquisition of T-3 pursuant to the terms of those awards.

NOTE 11—Business Segments
The following tables present information about our reportable business segments. Our three reporting segments are Fluid Management, Process Solutions and Romaco. The results of T-3’s operations have been included in our consolidated condensed financial statements since the acquisition date of January 10, 2011 within our Fluid Management Group. The customer sales and negative EBIT of T-3 included in our operating results from the acquisition date were $35.5 million and $4.6 million, respectively. Identifiable assets of T-3 as of February 28, 2011, as a result of the acquisition, were $712.8 million, including goodwill of $341.8 million. Inter-segment sales were not material and were eliminated at the consolidated level.

	Three Months Ended			Six Months Ended
	February 28,			February 28,
	2011		2010	2011		2010
	(In thousands)			(In thousands)
Unaffiliated Customer Sales:
Fluid Management	$134,786		$66,970	$226,122		$135,158
Process Solutions	49,028		39,867	98,462		83,400
Romaco	31,104		23,082	54,283		40,774

Total	$214,918		$129,919	$378,867		$259,332

Income Before Interest and Income Taxes (“EBIT”):
Fluid Management	$26,796	(1)	$13,633	$54,961	(1)	$30,367
Process Solutions	506		(2,538)	1,625		(4,189)
Romaco	2,109		340	2,201		(418)
Corporate and Eliminations	(11,152)	(2)	(4,889)	(16,332)	(2)	(9,478)

Total	$18,259		$6,546	$42,455		$16,282

	February 28,	August 31,
	2011	2010
	(In thousands)
Identifiable Assets:
Fluid Management	$1,050,809	$323,053
Process Solutions	266,001	242,942
Romaco	103,636	81,631
Corporate and Eliminations	59,955	169,395

Total	$1,480,401	$817,021

(1)	Includes costs of $3.0 million due to merger-related severance costs, $4.4 million related to T-3 backlog amortization costs and $4.1 million of expense due to inventory write-up values recorded in cost of sales.

(2)	Includes costs of $5.9 million due to merger-related professional fees and accelerated stock compensation expense.
In addition to the impact of changes in foreign currency exchange rates due to translation of the non-U.S. dollar denominated subsidiary results into U.S. dollars, comparability of segment data is impacted by our acquisition of T-3 in the second quarter of fiscal 2011, as well as general economic conditions in the end markets we serve.

NOTE 12—Share Repurchase Program
On October 27, 2008, we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares (the “Program”). Prior to fiscal 2010, we acquired approximately 2.0 million shares, leaving approximately 1.0 million shares available to be repurchased under this Program. Repurchases under the Program have and will generally be made in the open market or in privately negotiated transactions not exceeding prevailing market prices, subject to regulatory considerations and market conditions, and have and will be funded from the Company’s available cash and credit facilities. There were no shares repurchased under the Program in fiscal 2010 or in the six month period ended February 28, 2011.
NOTE 13—New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued and, in April 2009, amended a new business combination standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination and requires the acquirer to disclose the information needed to evaluate and understand the nature and effect of the business combination. Certain provisions of this standard prescribe, among other things, the determination of acquisition date fair value of consideration paid in a business combination and the exclusion of transaction and acquisition related costs from acquisition accounting. This standard was effective for us on September 1, 2009. Provisions of this standard were applied to the Company’s business acquisition of T-3 completed in fiscal 2011. See Note 2.
In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements- a consensus of the FASB Emerging Issues Task Force,” that amends existing guidance on revenue recognition for arrangements with multiple deliverables. This standard will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. The adoption of this standard did not have a material impact on our consolidated financial statements.
In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” that amends existing disclosure requirements under ASC 820, by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU was effective for us in the fourth quarter of fiscal 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning in our fiscal 2012. The adoption of this standard that was applicable for fiscal 2010 did not have a material impact on our consolidated financial statements. We do not expect the remaining adoption of this standard in fiscal 2012 for level 3 activity disclosure to have a material impact on our consolidated financial statements.
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

NOTE 14—Fair Value Measurements
The following table summarizes the bases used to measure certain financial assets at fair value on a recurring basis as of February 28, 2011 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
	Fair Value at	Markets for	Observable	Unobservable
	February 28,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$50,781	$50,781	$—	$—

Total assets at fair value	$50,781	$50,781	$—	$—

(1)	Our cash and cash equivalents primarily consist of cash in banks, commercial paper and overnight investments in highly rated financial institutions.
Non-Financial Assets and Liabilities at Fair value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At February 28, 2011, no fair value adjustments or fair value measurements were required for nonfinancial assets or liabilities.
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
NOTE 15—Subsequent Event
On March 28, 2011, the Company reached an agreement to sell our Romaco business segment through a series of stock sales for approximately €65 million ($92 million at the March 31, 2011 exchange rate), subject to certain working capital adjustments. At February 28, 2011, the net assets of the Romaco business segment were approximately €36 million ($51 million at the March 31, 2011 exchange rate). For tax purposes, the gain is expected to be minimal.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Overview
We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the energy, industrial, chemical and pharmaceutical markets worldwide. With our acquisition of T-3 Energy Services, Inc. (“T-3”) on January 10, 2011 (“the acquisition date”), we are expanding and complementing our energy business in our Fluid Management Group, and creating a stronger strategic platform with better scale to support our future growth. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. We attempt to continually develop initiatives to improve our performance in these key areas. World-wide economic conditions deteriorated in our fiscal year 2009, to which we responded by cutting costs, initiating restructuring programs to reduce manufacturing capacity while increasing utilization, standardizing product offerings to allow greater utilization of our lower cost manufacturing facilities, leveraging functional resources, and further integrating our business activities. We expect to continue our restructuring and streamlining efforts in certain businesses and pursue our organic and strategic growth initiatives to improve our competitiveness, financial results, long-term profitability and shareholder value.
Our fiscal 2011 Company-wide focus areas include successfully integrating T-3 and obtaining related cost savings and synergies; further improving our cost structure and our competitive advantage; developing sales, marketing and product management capabilities to increase sales and margins; driving performance with strategy deployment and new product commercialization in order to achieve our agenda of profitable growth, improved operating efficiency and organizational effectiveness.
While differences exist among the Company’s businesses and geographical locations, on an overall basis, demand for the Company’s products increased in the first six months of fiscal 2011 as compared with the comparable period of fiscal 2010, resulting in aggregate year-over-year sales growth and improved margins. We are cautiously optimistic that the continued worldwide economic recovery and recent market trends, primarily in our emerging markets and for certain product lines, especially serving oil and gas markets, will continue to gain strength and provide positive momentum in fiscal 2011, following six quarters of sequential growth in consolidated orders and an increase in consolidated backlog throughout fiscal 2010 and into fiscal 2011.
Our Company has a Venezuelan subsidiary with net sales, operating income and total assets representing approximately one percent of our consolidated financial statement amounts in fiscal 2011 and 2010. In early January 2010, the Venezuelan government devalued its currency. Our subsidiary operated under a rate of 4.30 bolivars to the U.S. dollar, as compared with the previous rate of 2.15, and our fiscal 2010 year-end financial statements reflected this new rate. In addition, the financial statements of our Venezuelan subsidiary were consolidated and reported under highly inflationary accounting rules under U.S. generally accepted accounting principles (“GAAP”) beginning in the second quarter of fiscal 2010, resulting in an income statement exchange loss of $0.6 million in the three and six month periods ended February 28, 2010. The fiscal 2010 devaluation did not have a material impact on our consolidated financial statements in the three and six month periods ended February 28, 2011.
With approximately 40% of our sales outside the United States, we can be affected by changes in currency exchange rates between the U.S. dollar and the currencies in non-U.S. countries in which we operate. The impact on net income, sales and orders due to foreign exchange changes was immaterial for the first half of fiscal 2011 compared with the same period of prior year. Additionally, the assets and liabilities of our foreign operations are translated at the exchange rates in effect at the balance sheet date, with related gains or losses reported as a separate component of our shareholders’ equity, except for Venezuela, which is reported following highly inflationary accounting rules under U.S. GAAP, as mentioned above. The marginal strengthening of most foreign currencies against the U.S. dollar in the first half of fiscal 2011 did not materially impact our financial condition at the end of the second quarter as compared with the end of fiscal 2010.
As mentioned above, on January 10, 2011, we acquired 100% of the outstanding common stock and voting interest of T-3. The operating results of T-3 are included in our consolidated condensed financial statements only since the acquisition date within our Fluid Management Group. T-3 designs, manufactures, repairs and services products used in the drilling, completion and production of new oil and gas wells, the workover of existing wells, and the production and transportation of oil and gas. Its products are used in both onshore and offshore applications throughout the world. We expect to achieve significant synergies and cost reductions by eliminating redundant processes and facilities. We caution readers that while pre- and post-acquisition comparisons as well as quantified amounts themselves may provide indications of general trends, actual cost savings and operating results due to the merger may differ from previous management estimates.
The purchase price for acquiring all of the outstanding common stock of T-3 was approximately $618.4 million, which consisted of approximately $106.3 million in cash paid, $492.1 million as the fair value of R&M common shares issued and $20.0 million as the fair value of R&M options and warrants issued to replace T-3 grants for pre-merger services and warrants, based on the weighted average Black-Scholes valuation of $20.41 per R&M share. The fair value of R&M common shares issued of $41.18 per common share was based on the closing price of R&M shares on the New York Stock Exchange (“NYSE”) on January 7, 2011 (opening price on January 10, 2011). As a result of the merger, T-3 stockholders own approximately 27% of our outstanding common shares. We funded the cash portion of the purchase price from our available cash on hand. We issued approximately 12.0 million shares as part of the purchase price to T-3 stockholders. T-3 had annual revenues of approximately $206.7 million (unaudited) for its last completed fiscal year ended December 31, 2010. Identifiable assets of T-3 as of February 28, 2011, as a result of the acquisition, were approximately $712.8 million, including goodwill of $341.8 million.
Our business consists of three market focused segments: Fluid Management, which now includes T-3; Process Solutions and Romaco.
Fluid Management. Order levels from customers served by our Fluid Management segment continued to show strong year-over-year improvements in the first half of fiscal 2011. Demand for our energy products remains robust and industrial demand is improving. Our primary objectives for this segment are to increase our manufacturing capacity to meet current demand, expand our geographic reach, improve our selling and product management capabilities, commercialize new products in our niche market sectors, develop new customer relationships, and successfully integrate T-3 and obtain related cost savings and synergies. Our Fluid Management business segment, which includes T-3, designs, manufactures, markets and services equipment and systems, including hydraulic drilling power sections, blow-out preventers, (“BOPs”), BOP control systems, elastomer products, drilling, production and well service chokes, manifolds, high pressure premium gate valves, standard and customized fluid-agitation equipment and systems, down-hole and industrial progressing cavity pumps, a full range of wellhead systems, grinders, rod guides, tubing rotators, pipeline closure products and valves. These products are used in oil and gas exploration and recovery, specialty chemical, wastewater treatment and a variety of other industrial applications.
Process Solutions. Order levels in our Process Solutions segment improved sequentially each quarter of fiscal 2010, and first half fiscal 2011 orders were much higher than the comparable period in the prior year. However, pricing has not fully recovered, especially for European chemical market capital goods. Our primary objectives are to reduce operating costs in developed regions, increase the capability of production from low cost areas and developing markets and increase our focus on aftermarket opportunities. Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels, customized equipment, systems and fluoropolymer-lined fittings, vessels and accessories, primarily for the pharmaceutical and specialty chemical markets.
Romaco. Order levels in our Romaco segment also trended higher in fiscal 2010 and continued to show strength in the first half of fiscal 2011. The primary target markets for Romaco include pharmaceutical, healthcare, food and cosmetics. Our primary objectives are to develop engineered solutions, expand our supply chain initiatives, increase our market presence for certain applications, further develop our global distribution capabilities and increase our focus on aftermarket opportunities. Our Romaco business segment designs, manufactures and markets packaging and secondary processing equipment for the pharmaceutical, healthcare, nutraceutical, food and cosmetic industries. Packaging applications include blister and strip packaging for various products including tablets, effervescent tablets and capsules; filling of both liquid and powder into vials and bottles, capsule and tube filling; tablet counting and packaging for bottles; customized packaging for drug delivery devices; as well as secondary processing for liquids and semi-solids.
On March 28, 2011, the Company reached an agreement to sell our Romaco business segment through a series of stock sales for approximately €65 million ($92 million at the March 31, 2011 exchange rate), subject to certain working capital adjustments. At February 28, 2011, the net assets of the Romaco business segment were approximately €36 million ($51 million at the March 31, 2011 exchange rate). For tax purposes, the gain is expected to be minimal.
The following tables present the components of our consolidated income statement and segment information for the three and six month periods of fiscal 2011 and 2010.

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.5	67.7	63.4	67.2

Gross profit	35.5	32.3	36.6	32.8
Selling, general and administrative expenses	20.8	27.3	21.9	26.5
Other expense	6.2	—	3.5	—

EBIT (1)	8.5%	5.0%	11.2%	6.3%

(1)	Includes costs of $13.3 million (6.2% and 3.5% of net sales for the three and six month periods ended February 28, 2011, respectively) due to merger-related severance costs, professional fees, backlog amortization costs and stock compensation expense which are included in Other expense and $4.1 million (1.9% and 1.1% of net sales for the three and six month periods ended February 28, 2011, respectively) of expense due to inventory write-up values recorded in cost of sales.

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
		(In thousands, except percents)
Segment
Fluid Management:
Sales	$134,786	$66,970	$226,122	$135,158
EBIT	26,796 (1)	13,633	54,961 (1)	30,367
EBIT %	19.9%	20.4%	24.3%	22.5%
Process Solutions:
Sales	$49,028	$39,867	$98,462	$83,400
EBIT	506	(2,538)	1,625	(4,189)
EBIT %	1.0%	(6.4)%	1.7%	(5.0)%
Romaco:
Sales	$31,104	$23,082	$54,283	$40,774
EBIT	2,109	340	2,201	(418)
EBIT %	6.8%	1.5%	4.1%	(1.0)%

(1)	Includes costs of $3.0 million due to merger-related severance costs, $4.4 million related to T-3 backlog amortization costs and $4.1 million of expense due to inventory write-up values recorded in cost of sales.
In addition to the impact of changes in foreign currency exchange rates due to translation of the non-U.S. dollar denominated subsidiary results into U.S. dollars, comparability of segment data is impacted by our acquisition of T-3 (included in our Fluid Management Group) on January 10, 2011, as well as general economic conditions in the end markets we serve.
EBIT (Income before interest and income taxes) is a non-GAAP measure. The Company uses this measure to evaluate its performance and believes this measure is helpful to investors in assessing its performance. A reconciliation of this measure to net income is included in our Consolidated Condensed Income Statement. EBIT is not a measure of cash available for use by the Company.

Three months ended February 28, 2011 and February 28, 2010
Net Sales
Consolidated net sales for the second quarter of fiscal 2011 were $214.9 million, $85.0 million higher than net sales for the second quarter of fiscal 2010. Excluding the impacts of currency translation and the T-3 acquisition, sales increased by $48.5 million, or 37%.
The Fluid Management segment, which includes T-3 results since January 10, 2011, had sales of $134.8 million in the second quarter of fiscal 2011 compared with $67.0 million in the second quarter of fiscal 2010, an increase of $67.8 million. Excluding currency translation and acquisition impacts, sales increased $31.2 million, or 47%. This increase was primarily due to higher customer demand for oil and gas products resulting from higher oil prices worldwide and increased expenditure for drilling activity in North American shale formations. Sales also benefited from higher industrial demand in North America. Orders for this segment were impacted by the same factors and were $16.0 million, or 20% higher than the comparable period in the prior year, excluding currency and acquisition impacts. Orders for this segment were $143.4 million in the second quarter of fiscal 2011 compared with $79.9 million in the prior year period. Ending backlog at February 28, 2011, including T-3 backlog of $65.1 million, was $131.3 million compared with $58.1 million at August 31, 2010.
The Process Solutions segment had sales of $49.0 million in the second quarter of fiscal 2011 compared with $39.9 million in the second quarter of fiscal 2010, an increase of 23%. Segment orders improved $7.1 million, or 16%, from the second quarter of fiscal 2010 levels to $51.9 million, reflecting improved market conditions in certain served end markets outside of Europe. The foreign currency translation impact was immaterial for the quarter. Ending backlog at February 28, 2011 was $89.7 million compared with $78.7 million at August 31, 2010.
The Romaco segment, which is primarily a European-based business, had sales of $31.1 million in the second quarter of fiscal 2011 compared with $23.1 million in the second quarter of fiscal 2010, an increase of $8.0 million, or 35% from the prior year period. Orders increased in the second quarter of fiscal 2011 and were $35.1 million compared with $30.8 million in the same period of the prior year. The foreign currency translation impact was immaterial for the quarter. We believe this increase is an outcome of the global economic recovery combined with our increased focus on market opportunities and product innovation. Ending backlog at February 28, 2011 was $56.7 million compared with $38.3 million at August 31, 2010.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the second quarter of fiscal 2011 was $18.3 million, an increase of $11.7 million from the second quarter of fiscal 2010. EBIT increased in the second quarter of fiscal 2011 despite higher T-3 merger-related costs of $17.4 million, primarily due to increased sales volume described above in all our segments, along with an improved product mix, especially in our Fluid Management segment.
The Fluid Management segment had EBIT of $26.8 million in the second quarter of fiscal 2011, compared with $13.6 million in the second quarter of fiscal 2010. Despite a net EBIT loss for T-3 of $4.6 million, which included $11.5 million of higher amortization related to customer backlog, severance, other merger-related costs and the expense due to inventory write-up values, segment EBIT increased by $13.2 million. Excluding foreign currency and acquisition impacts, EBIT increased by $17.4 million, mainly due to the higher sales volume described above and a favorable product mix.
The Process Solutions segment had EBIT of $0.5 million in the second quarter of fiscal 2011 compared with negative EBIT of $2.5 million in the second quarter of fiscal 2010, an increase of $3.0 million. Foreign currency had no impact on EBIT in the quarter. This increase in EBIT resulted from higher sales volume in fiscal 2011.
The Romaco segment had EBIT of $2.1 million in the second quarter of fiscal 2011 compared with $0.3 million in the second quarter of fiscal 2010. Excluding currency impact, EBIT increased by $1.4 million, primarily due to higher sales volume.
Corporate costs in the second quarter of fiscal 2011 were $6.3 million higher than the same period in the prior year primarily due to $5.9 million of costs relating to the T-3 merger.

Income Taxes
The effective tax rate was 28.4% for the second quarter of fiscal 2011 compared with 30.3% in the prior year period. The second quarter fiscal 2011 effective tax rate was lower than the statutory tax rate and the prior year rate, primarily due to finalizing certain tax estimates and U.S. tax credits in the second quarter of fiscal 2011 with the filing of the Company’s U.S. federal tax return of approximately $1.3 million and changes in U.S. tax law extending the research and development credit.
Six months ended February 28, 2011 and February 28, 2010
Net Sales
Consolidated net sales for the first half of fiscal 2011 were $378.9 million; $119.5 million higher than net sales for the same period of fiscal 2010. Excluding the impacts of currency translation and the T-3 acquisition, sales increased by $83.8 million, or 32%, due to higher sales in all three of our segments in fiscal 2011.
The Fluid Management segment had sales of $226.1 million in the first half of fiscal 2011 compared with $135.2 million in the same period of fiscal 2010. Excluding the impacts of currency and T-3 acquisition, sales for the first half of fiscal 2011 increased by $53.8 million, or 40% compared with the same period in the prior year. This increase was primarily in our energy markets, due to strong growth in unconventional drilling, both horizontal and directional rigs, as exploration and production companies invested to capture oil and gas from shale formations in North America. Orders for this segment were $245.7 million in the first half of fiscal 2011 compared with $148.0 million in the same prior year period. Excluding currency and acquisition impacts, orders in the first half of fiscal 2011 grew $49.4 million, or 33%. Ending backlog, including T-3 backlog of $65.1 million, at February 28, 2011 was $131.3 million compared with $58.1 million at August 31, 2010.
The Process Solutions segment had sales of $98.5 million in the first half of fiscal 2011, higher than the $83.4 million recorded in the same period of fiscal 2010, an increase of $15.1 million, or 18%. Segment orders in the first half of fiscal 2011 continued to improve from the second half of fiscal 2010 to $105.9 million. Orders increased by $19.2 million, or 22% from the same period in the prior year period due to improved demand in certain served end markets outside of Europe. The foreign currency translation impact was immaterial for the six month period. Ending backlog at February 28, 2011 was $89.7 million compared with $78.7 million at August 31, 2010.
The Romaco segment had sales of $54.3 million in the first half of fiscal 2011 compared with $40.8 million in the same period of fiscal 2010, an increase of $13.5 million, or 33%. The foreign currency translation impact was immaterial for the six month period. Orders in the first half of fiscal 2011 of $68.6 million were strong compared with $58.0 million for the same period of prior year, an increase of 18%. We believe this year-over-year order increase, is an outcome of the improving market conditions in developed global regions, coupled with our increased focus on worldwide market opportunities and product innovation. Ending backlog at February 28, 2011 was $56.7 million compared with $38.3 million at August 31, 2010.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT for the first half of fiscal 2011 was $42.5 million, an increase of $26.2 million from the same period of the prior year. Excluding the impact of currency translation, EBIT increased by $24.9 million. This increase, despite higher costs associated with the T-3 acquisition of $17.4 million, was mainly attributable to the higher sales volume described above in all of our business platforms and a strong sales mix in our Fluid Management segment.
The Fluid Management segment had EBIT of $55.0 million in the first half of fiscal 2011 as compared with $30.4 million in the same prior year period, an increase of $24.6 million, or 81%. Excluding currency and acquisition impacts, EBIT for the first half of the fiscal 2011 increased $28.6 million, or 94%. This increase in EBIT is due principally to the sales increase and favorable product mix as described above.
The Process Solutions segment had EBIT of $1.6 million in the first half of fiscal 2011 compared with negative EBIT of $4.2 million in the comparable period of fiscal 2010, an increase of $5.8 million. This increase is due principally to higher sales activity described above.

The Romaco segment had EBIT of $2.2 million in the first half of fiscal 2011 and negative EBIT of $0.4 million in the first half of fiscal 2010. The improvement in EBIT in fiscal 2011 resulted from higher sales volume.
Corporate costs were $6.9 million higher in the first half of fiscal 2011 compared with the same period in fiscal 2010, primarily due to $5.9 million of costs relating to the T-3 merger.
Income Taxes
The effective tax rate was 33.7% for the first half of fiscal 2011 compared with 33.2% in the comparable prior year period. The current year rate is marginally lower than the statutory tax rate, primarily due to finalizing certain tax estimates and U.S. tax credits in the second quarter of fiscal 2011 with the filing of the Company’s U.S. federal tax return of approximately $1.3 million and changes in U.S. tax law extending the research and development credit.
Liquidity and Capital Resources
Operating Activities
In the first half of fiscal 2011, our cash outflow from operating activities was $12.8 million, compared with a cash inflow of $29.5 million in the same period of the prior year. This decrease occurred primarily because of higher working capital to support our sales growth, as well as payments for restructuring costs accrued in fiscal 2010, pension payments for U.S. plans, and payments related to accruals in the opening balance sheet of T-3. Our cash flows from operating activities can fluctuate significantly from period-to-period as working capital needs and the timing of payments for items such as income taxes, restructuring activities, pension funding and other items impact reported cash flows.
We expect our available cash, fiscal 2011 operating cash flow and amounts available under our credit agreement to be adequate to fund fiscal 2011 operating needs, shareholder dividends, capital expenditures, and additional share repurchases, if any.
Investing Activities
Our cash outflows relating to investing activities for the first half of fiscal 2011 of $97.6 million included $90.4 million of cash used for the T-3 acquisition, net of cash acquired, and $7.2 million for capital expenditures. In the first half of fiscal 2010, our net cash outflows from investing activities of $2.4 million consisted of capital expenditures of approximately $3.5 million and asset sale proceeds of $1.1 million. For the full year in fiscal 2011, the Company expects capital spending to approximate $20.0 million or higher, depending on business conditions and the timing of certain capital projects.
On March 28, 2011, the Company reached an agreement to sell our Romaco business segment through a series of stock sales for approximately €65 million ($92 million at the March 31, 2011 exchange rate), subject to certain working capital adjustments. At February 28, 2011, the net assets of the Romaco business segment were approximately €36 million ($51 million at the March 31, 2011 exchange rate). For tax purposes, the gain is expected to be minimal.
Financing Activities
There were approximately 0.5 million stock options exercised in the first six months of fiscal 2011, resulting in cash proceeds of approximately $11.5 million.
The quarterly dividend rate per common share was increased in January 2011 from $0.0425 to $0.0450.
On October 27, 2008, we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares. Prior to fiscal 2010, we acquired approximately 2.0 million of our outstanding common shares for $39.1 million under the repurchase program. There were no shares repurchased under the program in fiscal 2010 or in the six month period ended February 28, 2011.

Credit Agreement
Our Bank Credit Agreement (“Agreement”) provides that we may borrow on a revolving credit basis up to a maximum of $150.0 million and includes a $100.0 million expansion feature. All outstanding amounts under the Agreement are due and payable on December 19, 2011. Interest is variable based upon formulas tied to LIBOR or an alternative base rate defined in the Agreement, at our option, and is payable quarterly. Indebtedness under the Agreement is unsecured, except for the pledge of the stock of our U.S. subsidiaries and approximately two-thirds of the stock of certain non-U.S. subsidiaries. While no amounts are outstanding under the Agreement at February 28, 2011, we have $35.6 million of standby letters of credit outstanding at February 28, 2011. These standby letters of credit are used as security for advance payments received from customers, and for future payments to our vendors and reduce the amount we may borrow under the Agreement. Accordingly, under the Agreement, we have $114.4 million of unused borrowing capacity.
The Agreement contains certain restrictive covenants including limitations on indebtedness, acquisitions, asset sales, sales and lease backs, and cash dividends as well as financial covenants relating to interest coverage, leverage and net worth. As of February 28, 2011, we are in compliance with these covenants.
Six banks participate in our revolving credit agreement. We are not dependent on any single bank for our financing needs.
From available cash balances, we repaid the remaining $30.0 million of Senior Notes on the May 3, 2010 maturity date.
Following is information regarding our long-term contractual obligations and other commitments outstanding as of February 28, 2011:

	Payments Due by Period
Long-term contractual obligations	Total	One year or less	Two to three years	Four to five years	After five years
			(In thousands)
Long-term debt	$1,923	$1,900	$23	$—	$—
Operating leases (1)	19,000	6,000	8,000	4,000	1,000

Total contractual cash obligations	$20,923	$7,900	$8,023	$4,000	$1,000

(1)	Operating leases are estimated as of February 28, 2011, and consist primarily of building and equipment leases.
Unrecognized tax benefits, including interest and penalties, in the amount of $5.4 million at February 28, 2011, have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of the future payments. The only other commercial commitments outstanding were standby letters of credit of $35.6 million, which are substantially due within one year.

Critical Accounting Policies
In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are straightforward. There are, however, some policies that are critical because they are important in determining the financial condition and results of operations and some may involve management judgments due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts. These policies are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Report on Form 10-K/A for the year ended August 31, 2010. There have been no material changes in the accounting policies followed by us during fiscal 2011.
Safe Harbor Statement
In addition to historical information, this report contains forward-looking statements identified by use of words such as “expects,” “anticipates,” “believes,” and similar expressions. These statements reflect management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, effects and timing to differ materially from the results predicted or implied by those statements. The most significant of these risks and uncertainties are described in our Annual Report on Form 10-K/A for the year ended August 31, 2010, the joint proxy statement/prospectus filed with the Securities and Exchange Commission (“SEC”) on November 29, 2010, our Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 filed with the SEC on January 7, 2011 and other reports filed from time to time with the SEC and include, but are not limited to: whether or when the sale of the Romaco businesses will occur (including receipt of regulatory approval); costs and difficulties related to integration of T-3; the inability to or delay in obtaining cost savings and synergies from the T-3 merger; inability to retain key personnel; changes in the demand for or price of oil and/or natural gas; a significant decline in capital expenditures within the markets served by the Company; the ability to realize the benefits of restructuring programs; increases in competition; changes in the availability and cost of raw materials; foreign exchange rate fluctuations as well as economic or political instability in international markets and performance in hyperinflationary environments, such as Venezuela; work stoppages related to union negotiations; customer order cancellations; the possibility of product liability lawsuits that could harm our businesses; events or circumstances which result in an impairment of, or valuation against, assets; the potential impact of U.S. and foreign legislation, government regulations, and other governmental action, including those relating to export and import of products and materials, and changes in the interpretation and application of such laws and regulations; the outcome of audit, compliance, administrative or investigatory reviews; proposed changes in U.S. tax law which could impact our future tax expense and cash flow and decline in the market value of our pension plans’ investment portfolios. Except as otherwise required by law, we do not undertake any obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date hereof.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In our normal operations we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended February 28, 2011. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K/A for the year ended August 31, 2010.

Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of February 28, 2011. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.
Based on this evaluation, management, including our Chief Executive Officer and our Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of February 28, 2011.
(B) Changes in Internal Control over Financial Reporting
During the quarter ended February 28, 2011, there was no change in the Company’s internal control over financial reporting except for the acquisition of T-3 on January 10, 2011. As a result of this acquisition, the Company has included T-3 within its system of internal control over financial reporting.

Part II— Other Information
Item 1. Legal Proceedings
The Company is subject to an ongoing investigation by the U.S. Department of Justice and the Department of Commerce Bureau of Industry and Security regarding potential export controls violations arising from shipments to one customer. The Company has cooperated with the investigation. At this time, we cannot determine the likely outcome of the current investigation or whether the Company will have any material liability associated with the shipments that are the subject of the investigation. It is not anticipated as probable that the Company will have a material liability associated with the shipments.
Item 1A. Risk Factors
For information regarding factors that could affect the Company’s operations, financial condition and liquidity, see the risk factors discussed in Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2010 and the Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
UNREGISTERED SALES OF EQUITY SECURITIES
On or about February 2, 2011, the Company issued 699 unregistered common shares upon the exercise of a warrant that was converted in connection with the acquisition of T-3. The R&M common shares that were issued upon the exercise of the warrant are not registered and are restricted.
ISSUER PURCHASES OF EQUITY SECURITIES
A summary of the Company’s repurchases of its common shares during the quarter ended February 28, 2011 is as follows:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans or	Under the Plans or
Period	Purchased (a)	Share	Programs (b)	Programs (b)
December 1-31, 2010	—	$—	—	992,463
January 1-31, 2011	7,923	41.18	—	992,463
February 1-28, 2011	—	—	—	992,463

Total	7,923		—

(a)	During the second quarter of fiscal 2011, the Company purchased 7,923 of its common shares in connection with its employee benefit plans, including purchases associated with the vesting of restricted stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.

(b)	On October 27, 2008, our Board of Directors approved the repurchase of up to 3,000,000 of our outstanding common shares (the “Program”). In fiscal year 2009, we repurchased an aggregate of 2,007,537 of our outstanding common shares pursuant to the Program. The Program will expire when we have repurchased all the authorized shares under the Program, unless terminated earlier by a Board resolution.
Item 6. Exhibits
a)	Exhibits — see INDEX TO EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC. (Registrant)
DATE: March 31, 2011	BY	/s/ Christopher M. Hix
Christopher M. Hix
Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: March 31, 2011	BY	/s/ Kevin J. Brown
Kevin J. Brown
Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1 Rule 13a-14(a) CEO Certification	(F)

	31.2 Rule 13a-14(a) CFO Certification	(F)

(32)	SECTION 1350 CERTIFICATIONS

	32.1 Section 1350 CEO Certification	(F)

	32.2 Section 1350 CFO Certification	(F)

“F”	Filed herewith