Form 10-Q
period 2011-05-31
ROBBINS & MYERS, INC.
filed 2011-06-22
CIK 84290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Common shares, without par value, outstanding as of May 31, 2011: 45,692,734

Part I—Financial Information
Item 1. Financial Statements
ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)

	May 31,	August 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$172,066	$149,213
Accounts receivable	157,093	93,466
Inventories:
Finished products	75,438	31,681
Work in process	49,014	30,563
Raw materials	33,408	22,472

	157,860	84,716
Other current assets	13,110	5,983
Deferred taxes	16,993	13,683
Assets of discontinued operations	—	79,247

Total Current Assets	517,122	426,308
Goodwill	602,100	249,741
Other Intangible Assets	199,846	3,774
Deferred Taxes	24,224	31,002
Other Assets	12,799	9,715
Property, Plant and Equipment	389,712	283,511
Less accumulated depreciation	(232,997)	(187,030)

	156,715	96,481

TOTAL ASSETS	$1,512,806	$817,021

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$77,296	$45,888
Accrued expenses	85,957	71,905
Current portion of long-term debt	1,173	133
Liabilities of discontinued operations	—	46,815

Total Current Liabilities	164,426	164,741
Long-Term Debt—Less Current Portion	24	93
Deferred Taxes	105,253	40,615
Other Long-Term Liabilities	119,623	120,548
Robbins & Myers, Inc. Shareholders’ Equity:
Common stock	696,404	153,185
Retained earnings	465,293	372,198
Accumulated other comprehensive loss	(54,616)	(49,319)

Total Robbins & Myers, Inc. Shareholders’ Equity	1,107,081	476,064
Noncontrolling Interest	16,399	14,960

Total Equity	1,123,480	491,024

TOTAL LIABILITIES AND EQUITY	$1,512,806	$817,021

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED INCOME STATEMENT
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Net sales	$237,058	$119,711	$561,642	$338,269
Cost of sales	150,984	78,717	356,887	227,666

Gross profit	86,074	40,994	204,755	110,603
Selling, general and administrative expenses	44,564	29,273	109,679	82,182
Other expense	2,828	—	16,140	—

Income before interest and income taxes (“EBIT”)	38,682	11,721	78,936	28,421
Interest expense, net	56	102	39	406

Income from continuing operations before income taxes	38,626	11,619	78,897	28,015
Income tax expense	19,431	4,729	33,150	10,729

Net income from continuing operations including noncontrolling interest	19,195	6,890	45,747	17,286
Income from discontinued operations, net of income taxes	52,035	1,436	53,637	1,719

Net income including noncontrolling interest	71,230	8,326	99,384	19,005
Less: Net income attributable to noncontrolling interest	275	164	796	620

Net income attributable to Robbins & Myers, Inc.	$70,955	$8,162	$98,588	$18,385

Net income per share from continuing operations:
Basic	$0.41	$0.20	$1.14	$0.51

Diluted	$0.41	$0.20	$1.13	$0.51

Net income per share:
Basic	$1.56	$0.25	$2.50	$0.56

Diluted	$1.54	$0.25	$2.48	$0.56

Weighted average common shares outstanding:
Basic	45,616	32,941	39,449	32,913

Diluted	45,965	33,016	39,812	32,973

Dividends per share:
Declared	$0.0450	$0.0425	$0.1325	$0.1250

Paid	$0.0450	$0.0425	$0.1325	$0.1250

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	May 31,
	2011	2010
Operating Activities:
Net income including noncontrolling interest	$99,384	$19,005
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	12,845	11,646
Amortization	12,545	485
Gain on disposal of businesses	(53,357)	—
Gain on asset sales	—	(547)
Stock compensation expense	3,740	2,200
Changes in operating assets and liabilities:
Accounts receivable	(24,001)	4,954
Inventories	(21,653)	(1,070)
Accounts payable	(7,335)	(877)
Accrued expenses	(453)	18,532
Other	3,993	2,786

Net Cash and Cash Equivalents Provided by Operating Activities	25,708	57,114

Investing Activities:
Business acquisition, net of cash acquired	(90,410)	—
Proceeds from sale of businesses, net of transaction costs	89,247	—
Capital expenditures, net of nominal disposals	(14,223)	(6,706)
Proceeds from asset sales	—	1,094

Net Cash and Cash Equivalents Used by Investing Activities	(15,386)	(5,612)

Financing Activities:
Proceeds from debt borrowings	6,376	5,648
Repayments of long-term debt	(9,473)	(35,305)
Net proceeds from issuance of common stock, including stock option tax impact	22,905	639
Cash dividends paid	(5,493)	(4,115)

Net Cash and Cash Equivalents Provided (Used) by Financing Activities	14,315	(33,133)
Exchange Rate Impact on Cash	(1,784)	(3,841)

Increase in Cash and Cash Equivalents	22,853	14,528
Cash and Cash Equivalents at Beginning of Period	149,213	108,169

Cash and Cash Equivalents at End of Period	$172,066	$122,697

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
May 31, 2011
(Unaudited)
NOTE 1—Preparation of Financial Statements
In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“Company,” “R&M,” “we,” “our” or “us”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of May 31, 2011, and August 31, 2010, and the results of our operations for the three and nine month periods ended May 31, 2011 and 2010, and cash flows for the nine month periods ended May 31, 2011 and 2010. The results of operations for any interim period are not necessarily indicative of results for the full year. All intercompany transactions have been eliminated.
On January 10, 2011 (“the acquisition date”), we completed our acquisition of T-3 Energy Services, Inc. (“T-3”), by means of a merger, such that T-3 became a wholly-owned subsidiary of Robbins & Myers, Inc. The operating results of T-3 are included in our consolidated condensed financial statements only since the acquisition date within our Fluid Management Group. See Note 2. The merger was accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”. Accordingly, we made an initial allocation of the purchase price at the acquisition date based upon our understanding of the fair value of the acquired assets and assumed liabilities obtained during our due diligence process and through other sources. As we obtain additional information about these assets and liabilities, including through tangible and intangible asset appraisals and by learning more about T-3’s business and processes, we will refine the provisional estimates of fair value and the purchase price allocation. Only items identified as of the acquisition date will be considered for subsequent adjustment. Adjustments will be made prior to the completion of the “measurement period” (up to one year from acquisition date) as required. Additionally, as required by ASC 805, all integration-related costs, including professional fees and severance, are expensed as incurred.
During the third quarter of fiscal 2011, we entered into an agreement to divest our Romaco businesses (Romaco segment). On April 29, 2011, we completed the sale of all the shares and equity interest in our Romaco businesses. The results of our Romaco segment are reported as discontinued operations for all periods presented.
While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our most recent Annual Report on Form 10-K/A for the fiscal year ended August 31, 2010 filed with the Securities and Exchange Commission (“SEC”), the joint proxy statement/prospectus filed with the SEC on November 29, 2010, as well as our Quarterly Reports on Form 10-Q and other reports filed from time to time with the SEC. There have been no material changes in the accounting policies followed by us during fiscal year 2011 (“fiscal 2011”) from fiscal year 2010 (“fiscal 2010”). Certain amounts presented in the prior period financial statements have been reclassified to conform to our current year presentation. These reclassifications had no material impact on our financial position, earnings, or cash flows.
Our Company has a Venezuelan subsidiary with net sales, operating income and total assets representing approximately one percent of our consolidated financial statement amounts in fiscal 2011 and 2010. In early January 2010, the Venezuelan government devalued its currency. Our subsidiary operated under a rate of 4.30 bolivars to the U.S. dollar, as compared with the previous rate of 2.15, and our fiscal 2010 year-end financial statements reflected this new rate. In addition, the financial statements of our Venezuelan subsidiary were consolidated and reported under highly inflationary accounting rules beginning in the second quarter of fiscal 2010, resulting in an income statement exchange loss of $0.6 million in the nine month period ended May 31, 2010. There has been no material impact due to the Venezuelan currency devaluation on our fiscal 2011 consolidated financial statements.

NOTE 2—Acquisition
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
The purchase price for acquiring all of the outstanding common stock of T-3 was approximately $618.4 million, which consisted of approximately $106.3 million in cash paid, $492.1 million as the fair value of R&M common shares issued and $20.0 million as the fair value of R&M options and warrants issued to replace T-3 grants for pre-merger services and warrants, based on the weighted average Black-Scholes valuation of $20.41 per R&M share. The fair value of R&M common shares issued of $41.18 per common share was based on the closing price of R&M shares on the New York Stock Exchange (“NYSE”) on January 7, 2011 (opening price on January 10, 2011). We funded the cash portion of the purchase price from our available cash on hand. Transaction expenses were funded with available cash of the Company. We issued approximately 12.0 million shares as part of the purchase price to T-3 stockholders. T-3 had annual revenues of approximately $206.7 million (unaudited) for its last completed fiscal year ended December 31, 2010.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We are in the process of finalizing third party valuations of certain non-monetary tangible assets, intangible assets and contingencies; thus the provisional measurements of non-monetary tangible assets, intangible assets, contingencies, goodwill and deferred income tax assets are subject to change.
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

The preliminary purchase price allocations resulted in the recognition of $341.8 million in goodwill (approximately $25.0 million of which is deductible for tax purposes) and $204.2 million of definite-lived intangible assets with no residual value, including $146.4 million of customer relationships, $18.9 million of trademarks and trade names, $31.7 million of technology and $7.2 million of backlog. The amounts assigned to customer relationships, trademarks and trade names, technology and backlog are amortized over the estimated useful life of 10-20 years, 7 years, 15 years and up to 1 year, respectively. The weighted average life over which these acquired intangibles will be amortized is approximately 18 years. The purchase price allocation for the acquisition reflects various preliminary fair value estimates and analyses, which are subject to change within the measurement period as valuations are finalized. Measurement period adjustments that we determine to be material will be applied retrospectively to the period of acquisition in our consolidated financial statements and, depending on the nature of the adjustments, other periods subsequent to the period of acquisition could also be affected. There were no purchase price adjustments in the third quarter of fiscal 2011.
Net customer sales and EBIT of T-3 included in our operating results from the acquisition date were $102.2 million and $0.5 million, respectively. During the three month period ended May 31, 2011, the Company incurred merger-related costs of $2.8 million for amortization of intangible assets related to customer backlog at the time of acquisition (included in “Other expense” line in our consolidated condensed income statement) and $5.4 million related to the inventory write-up values in cost of sales (included in the “Cost of sales” line in our consolidated condensed income statement). No further costs relating to backlog or the write-up of inventory will be incurred. For the nine month period ended May 31, 2011, we incurred merger-related costs of $16.1 million related to professional fees, severance, backlog amortization and accelerated stock-based compensation expense (see Note 11), (included in the “Other expense” line in our consolidated condensed income statement) and $9.5 million of expense related to the inventory write-up values (included in the “Cost of sales” line in our consolidated condensed income statement).
The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it had occurred at the beginning of each respective fiscal year. These amounts have been calculated after applying our accounting policies and adjusting the results of T-3 to reflect the additional cost of sales, depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment and intangible assets had been applied as at the beginning of each respective year, together with the consequential tax effects, as applicable. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time or that may result in the future:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net sales from continuing operations:
As reported	$237,058	$119,711	$561,642	$338,269
Pro forma	237,058	169,037	641,112	481,314

Net income attributable to Robbins & Myers, Inc. from continuing operations:
As reported	$18,920	$6,726	$44,951	$16,666
Pro forma	24,266	8,982	49,957	4,848

Basic net income per share from continuing operations:
As reported	$0.41	$0.20	$1.14	$0.51
Pro forma	0.53	0.20	1.11	0.11

Diluted net income per share from continuing operations:
As reported	$0.41	$0.20	$1.13	$0.51
Pro forma	0.53	0.20	1.10	0.11
Each nine month pro forma period reflects the expense due to the inventory write-up values and amortization of backlog of $16.7 million ($10.8 million after tax and $0.24 per share) which had lives of three months or less. Therefore, these assets were fully amortized in the first three months of each respective year.

NOTE 3—Discontinued Operations
During the third quarter of fiscal 2011, we entered into an agreement to divest our Romaco businesses (Romaco segment) which design, manufacture and market packaging and secondary processing equipment for the pharmaceutical, healthcare, nutraceutical, food and cosmetic industries. This divestiture was part of the Company’s portfolio management process and operating strategy to simplify the business and improve profit profile, and to focus on growing the Company around core competencies. On April 29, 2011, we completed the sale of all the shares and equity interest in our Romaco businesses for a consideration of approximately €64 million (approximately $95 million at the time of closing), which included €61 million in cash and €3 million of liabilities assumed, subject to post-closing adjustments. For the three and nine month periods ended May 31, 2011, income from discontinued operations, net of income taxes, was approximately $52.0 million and $53.6 million, respectively. The gain on disposal included the realization of amounts in accumulated other comprehensive income of $13.8 million. For tax purposes, the gain on disposal of the Romaco segment was minimal. The results of operations for our Romaco segment are reported as discontinued operations for all periods presented and are summarized as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
		(In thousands)
Net sales	$17,683	$27,254	$71,966	$68,028

Net income per share from discontinued operations:
Basic	$1.15	$0.05	$1.36	$0.05

Diluted	$1.13	$0.05	$1.35	$0.05

(Loss) income from operations of divested businesses	$(1,664)	$1,357	$537	$939
Gain on disposal of businesses	53,357	—	53,357	—
Income tax (benefit) expense	(342)	(79)	257	(780)

Income from discontinued operations, net of income taxes	$52,035	$1,436	$53,637	$1,719

Details related to the assets (excluding cash) and liabilities of the Company’s discontinued operations at August 31, 2010 are as follows (in thousands):

Accounts receivable	$21,921
Inventories	13,223
Other current assets	2,087
Property, plant and equipment, net	28,119
Other long-term assets	3,306
Goodwill	10,591

Total assets of discontinued operations (excluding cash)	$79,247

Accounts payable	$20,674
Other current liabilities	18,499
Long-term liabilities	7,642

Total liabilities of discontinued operations	$46,815

NOTE 4—Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill of our continuing operations for the nine month period ended May 31, 2011, by reportable segment, are as follows:

	Process	Fluid
	Solutions	Management
	Segment	Segment	Total
	(In thousands)
Balance as of September 1, 2010	$100,278	$149,463	$249,741
Goodwill related to T-3 acquisition	—	341,783	341,783
Translation adjustment impact and other	9,026	1,550	10,576

Balance as of May 31, 2011	$109,304	$492,796	$602,100

Goodwill arises from the excess of the purchase price for acquired businesses over the fair value of net identifiable assets acquired. Pursuant to ASC 805, we may record goodwill adjustments for the T-3 acquisition due to refinement in purchase price allocation within the measurement period. There were no goodwill related purchase price adjustments in the third quarter of fiscal 2011.
Information regarding our other intangible assets is as follows:

	As of May 31, 2011			As of August 31, 2010
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
			(In thousands)
Customer Relationships	$146,400	$2,965	$143,435	$—	$—	$—
Technology	31,700	836	30,864	—	—	—
Patents, Trademarks and Trade names	31,582	8,770	22,812	9,434	7,465	1,969
Non-compete Agreements	8,772	7,450	1,322	8,680	7,359	1,321
Financing Costs	9,609	9,105	504	9,536	9,052	484
Other	13,522	12,613	909	5,120	5,120	—

Total	$241,585	$41,739	$199,846	$32,770	$28,996	$3,774

During the first nine months of fiscal 2011, the Company recorded approximately $204.2 million of purchased intangible assets related to the T-3 acquisition based on its preliminary purchase price allocations. The amortization expense for the three and nine month periods ended May 31, 2011 was $6.0 million and $12.5 million, respectively. We estimate that the amortization expense will be approximately $3.2 million for the remainder of fiscal 2011 and $12.9 million for each of the next five years beginning fiscal 2012. The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from the estimated amounts due to changes in foreign currency exchange rates, impairment of intangible assets, intangible asset additions and their fair value adjustments in the measurement period, accelerated amortization of intangible assets, acquisition and divestiture activities and other factors.
NOTE 5—Net Income per Share
The reconciliations between basic and diluted net income per share from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
		(In thousands, except per share amounts)
Numerator:
Net income from continuing operations attributable to Robbins & Myers, Inc.	$18,920	$6,726	$44,951	$16,666

Denominator:
Basic weighted average shares	45,616	32,941	39,449	32,913
Effect of dilutive options and restricted shares/units	349	75	363	60

Diluted weighted average shares	45,965	33,016	39,812	32,973

Basic net income per share from continuing operations	$0.41	$0.20	$1.14	$0.51

Diluted net income per share from continuing operations	$0.41	$0.20	$1.13	$0.51

Anti-dilutive options (excluded from diluted net income per share computations)	45	231	207	231

In connection with the acquisition of T-3 on January 10, 2011, we issued approximately 12.0 million shares to T-3 stockholders as part of the purchase price consideration, which have been included in our computation of basic and diluted net income per share from continuing operations for the three and nine month periods ended May 31, 2011. In addition, as part of the merger consideration, we issued approximately 1.0 million options to replace T-3 grants for pre-merger services which have also been included in the computation above. The net income of T-3 from the acquisition date that is included in our consolidated condensed financial statements for the three and nine month periods ended May 31, 2011 was approximately $3.3 million and $0.3 million, respectively, which included pre-tax expense of $8.2 million ($5.3 million after tax) and $19.7 million ($12.8 million after tax), respectively, related to amortization of intangible assets for opening customer backlog, expense due to inventory write-up values and severance costs.

NOTE 6—Product Warranties
We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.
Changes in our product warranty liability during the period are as follows:

Nine Months Ended
May 31, 2011
(In thousands)
Balance at beginning of the period	$6,292
Warranty expense	2,031
Deductions/payments	(2,494)
Warranty accrual related to T-3 acquisition	370
Warranty accrual of divested businesses	(563)
Translation adjustment impact	106

Balance at end of the period	$5,742

NOTE 7—Long-Term Debt

May 31, 2011
(In thousands)
Debt:
Revolving credit loan	$—
Other	1,197

Total debt	1,197
Less current portion	1,173

Long-term debt	$24

On March 31, 2011, we entered into a new Bank Credit Agreement (the “Agreement”). The Agreement replaces our previous Bank Credit Agreement which would have expired in December 2011.
The Agreement provides that we may borrow, for the five-year term of the Agreement, on a revolving credit basis up to a maximum of $150.0 million at any one time. In addition, under the terms of the Agreement, we are entitled, on up to six occasions prior to the maturity of the loan, subject to the satisfaction of certain conditions, to increase the aggregate commitments under the Agreement in the aggregate principal amount of up to $150.0 million. All outstanding amounts under the Agreement are due and payable on March 16, 2016. Interest is variable based upon formulas tied to a Eurocurrency rate or an alternative base rate defined in the Agreement, at our option. Borrowings, which may also be used for general corporate purposes, are unsecured, but are guaranteed by certain of our subsidiaries. While no amounts are outstanding under the Agreement at May 31, 2011, we have $33.3 million of standby letters of credit outstanding at May 31, 2011. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement, we have $116.7 million of unused borrowing capacity.
The Agreement contains customary representations and warranties, default provisions and affirmative and negative covenants, including limitations on indebtedness, liens, asset sales, mergers and other fundamental changes involving the Company, permitted investments, sales and lease backs, cash dividends and share repurchases, and financial covenants relating to interest coverage and leverage. As of May 31, 2011, we are in compliance with these covenants.

NOTE 8—Retirement Benefits
Pension and other postretirement plan costs are as follows:
Pension Benefits

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Service cost	$406	$353	$1,125	$1,152
Interest cost	2,018	1,935	5,978	6,434
Expected return on plan assets	(1,563)	(1,487)	(4,674)	(4,497)
Amortization of prior service cost	59	184	177	549
Amortization of unrecognized losses	1,016	700	3,045	2,296
Settlement/curtailment expense	215	161	1,848	483

Net periodic benefit cost	$2,151	$1,846	$7,499	$6,417

We entered into a new labor agreement at one of our U.S. facilities in the first quarter of fiscal 2011. As a result, we incurred curtailment expense of approximately $1.2 million in the first quarter of fiscal 2011. Curtailment of the pension plan is expected to reduce pension costs in future years.
Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Service cost	$140	$13	$420	$323
Interest cost	332	306	996	996
Amortization of prior service cost	53	54	159	160
Amortization of unrecognized losses	150	307	450	451

Net periodic benefit cost	$675	$680	$2,025	$1,930

NOTE 9—Income Taxes
In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on various factors, including expected annual income, statutory tax rates, tax planning opportunities in the various jurisdictions in which we operate, permanent items and our ability to utilize various tax credits and net operating loss carryforwards. Subsequent recognition, derecognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur and can be a source of variability in effective tax rates from quarter to quarter.
The effective tax rate for our continuing operations was 50.3% for the third quarter and 42.0% for the nine month year to date period of fiscal 2011. The effective tax rate for the three month and nine month period ended May 31, 2011 was higher than the U.S. federal statutory tax rate, primarily due the recording of an additional valuation allowance of $7.0 million for deferred tax assets for certain of our foreign locations, primarily driven by the disposition of our Romaco segment. Excluding this impact, the effective tax rate for the same periods was 32.2% and 33.1%, respectively.
The effective tax rate for our continuing operations was 40.7% for the third quarter of fiscal 2010 and 38.3% for the nine month year to date period of fiscal 2010. These rates were higher than the U.S. federal statutory tax rate primarily due to finalizing certain tax estimates in the third quarter of fiscal 2010.
The balance of unrecognized tax benefits, including interest and penalties, as of May 31, 2011 and August 31, 2010 was $5.5 million and $4.2 million, respectively, all of which would affect the effective tax rate if recognized in future periods. The balance of unrecognized tax benefits at May 31, 2011 includes $0.9 million in the T-3 opening balance sheet.
NOTE 10—Comprehensive Income (Loss)
The following table sets forth the reconciliation of net income to comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income including noncontrolling interest	$71,230	$8,326	$99,384	$19,005
Other comprehensive (loss) income:
Foreign currency translation	(2,849)	(13,892)	7,104	(19,437)
Foreign currency realized gain from divested businesses	(16,237)	—	(16,237)	—
Minimum pension liability adjustment, net of tax	791	—	2,374	(675)
Minimum pension liability realized loss for divested businesses, net of tax	2,415	—	2,415	—

Comprehensive income (loss)	55,350	(5,566)	95,040	(1,107)
Less: Comprehensive income attributable to noncontrolling interest	(593)	(581)	(1,749)	(1,073)

Comprehensive income (loss) attributable to Robbins & Myers, Inc.	$54,757	$(6,147)	$93,291	$(2,180)

The net income of T-3 from the acquisition date that is included in our consolidated condensed financial statements for the three and nine month periods ended May 31, 2011 was approximately $3.3 million and $0.3 million, respectively, which included pre-tax expense of $8.2 million ($5.3 million after tax) and $19.7 million ($12.8 million after tax), respectively, related to amortization of intangible assets for opening customer backlog, expense due to inventory write-up values and severance costs.
Additionally, the total net income from operations of our divested Romaco businesses and net gain on sale of the Romaco businesses, net of income taxes, included in our consolidated condensed financial statements for the three and nine month periods ended May 31, 2011 were $52.0 million and $53.6 million, respectively.
NOTE 11—Stock Compensation
We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. Under the plan, the stock option price per share may not be less than the fair market value per share as of the date of grant. Outstanding grants generally become exercisable over a three-year period. As part of the merger consideration, we issued approximately 1.0 million fully vested stock options to replace T-3 grants for pre-merger services, in the second quarter of fiscal 2011. In addition, we sponsor a long-term incentive plan for selected participants who receive share based grants and also earn performance share based awards on varying target levels, based on earnings per share and return on net assets. As of May 31, 2011, we had $4.3 million of compensation expense not yet recognized related to nonvested stock awards. The weighted average period over which this compensation cost will be recognized is 2.7 years. There were 732,875 stock options exercised in the first nine months of fiscal 2011 and 24,462 shares were exercised in the same period of the prior year.
Total stock compensation expense for all stock based awards for the first nine months of fiscal 2011 and 2010 was $3.7 million ($2.4 million after tax) and $2.2 million ($1.4 million after tax), respectively. The year to date fiscal 2011 stock compensation expense includes approximately $2.0 million of expense which resulted from accelerated vesting of certain stock awards upon the acquisition of T-3 in the second quarter of fiscal 2011, pursuant to the terms of those awards.

NOTE 12—Business Segments
The following tables present information about our reportable business segments. With the sale of our Romaco segment, our two reporting segments are Fluid Management and Process Solutions. The results of T-3’s operations have been included in our consolidated condensed financial statements since the acquisition date of January 10, 2011 within our Fluid Management Group. The customer sales of T-3 for the three month and nine month periods ended May 31, 2011 included in our operating results from the acquisition date were $66.7 million and $102.2 million, respectively. The EBIT of T-3 for the three month and nine month periods ended May 31, 2011 included in our operating results from the acquisition date were $5.1 million and $0.5 million, respectively. Identifiable assets of T-3 as of May 31, 2011, as a result of the acquisition, were $704.8 million, including goodwill of $341.8 million. Inter-segment sales were not material and were eliminated at the consolidated level.

	Three Months Ended			Nine Months Ended
	May 31,			May 31,
	2011		2010	2011		2010
	(In thousands)			(In thousands)
Unaffiliated Customer Sales:
Fluid Management	$180,506		$79,813	$406,628		$214,971
Process Solutions	56,552		39,898	155,014		123,298

Total	$237,058		$119,711	$561,642		$338,269

Income Before Interest and Income Taxes (“EBIT”):
Fluid Management	$42,909	(1)	$20,104	$97,870	(2)	$50,471
Process Solutions	1,525		(1,895)	3,150		(6,084)
Corporate and Eliminations	(5,752)		(6,488)	(22,084)	(3)	(15,966)

Total	$38,682		$11,721	$78,936		$28,421

	May 31,	August 31,
	2011	2010
	(In thousands)
Identifiable Assets:
Fluid Management	$1,051,996	$323,053
Process Solutions	276,092	242,942
Corporate and Eliminations	184,718	169,395
Discontinued operations	—	81,631

Total	$1,512,806	$817,021

(1)	Includes costs of $2.8 million related to T-3 backlog amortization costs and $5.4 million of expense related to inventory write-up values recorded in cost of sales.

(2)	Includes costs of $3.0 million due to merger-related severance costs, $7.2 million related to T-3 backlog amortization costs and $9.5 million of expense due to inventory write-up values recorded in cost of sales.

(3)	Includes costs of $5.9 million due to merger-related professional fees and accelerated stock compensation expense.
Comparability of segment data for our continuing operations is impacted by the changes in foreign currency exchange rates due to translation of our non-U.S. dollar denominated subsidiary results into U.S. dollars, acquisition of T-3 (included in our Fluid Management Group) on January 10, 2011, as well as general economic conditions in the end markets we serve.

NOTE 13—Share Repurchase Program
On October 27, 2008, we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares (the “Program”). Prior to fiscal 2010, we acquired approximately 2.0 million shares, leaving approximately 1.0 million shares available to be repurchased under this Program. Repurchases under the Program have and will generally be made in the open market or in privately negotiated transactions not exceeding prevailing market prices, subject to regulatory considerations and market conditions, and have and will be funded from the Company’s available cash and credit facilities. There were no shares repurchased under the Program in fiscal 2010 or in the nine month period ended May 31, 2011.
NOTE 14—New Accounting Pronouncements
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
In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs” that amends the wording used to describe many of the requirements in U.S.GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in this ASU achieve the objectives of developing common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and improving their understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. This standard will be effective for us beginning in our third quarter of fiscal 2012. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. This standard will be effective for us beginning in our third quarter of fiscal 2012. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

NOTE 15—Fair Value Measurements
Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where the Company’s assets and liabilities are required to be carried at fair values and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
A summary of certain financial assets that are carried at fair value measured on a recurring basis as of May 31, 2011 and August 31, 2010 is as follows (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
May 31, 2011:

Cash and cash equivalents (1)	$172,066	—	—

August 31, 2010:

Cash and cash equivalents (1)	$149,213	—	—

(1)	Our cash and cash equivalents primarily consist of cash in banks, commercial paper and overnight investments in highly rated financial institutions.
Non-Financial Assets and Liabilities at Fair value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At May 31, 2011, no fair value adjustments or fair value measurements were required for nonfinancial assets or liabilities.
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
Overview
We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the energy, industrial, chemical and pharmaceutical markets worldwide. With our acquisition of T-3 Energy Services, Inc. (“T-3”) on January 10, 2011 (“the acquisition date”), we are expanding and complementing our energy business in our Fluid Management Group, and creating a stronger strategic platform with better scale to support our future growth. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. We focus our continuous improvement efforts around these key areas. World-wide economic conditions deteriorated in our fiscal year 2009, to which we responded by cutting costs, initiating restructuring programs to reduce manufacturing capacity while increasing utilization, standardizing product offerings to allow greater utilization of our lower cost manufacturing facilities, leveraging functional resources, and further integrating our business activities. We expect to continue our restructuring and streamlining efforts in certain businesses and pursue our organic and strategic growth initiatives to improve our competitiveness, financial results, long-term profitability and shareholder value.
Our fiscal 2011 Company-wide focus areas include successfully integrating T-3 and obtaining related cost savings and synergies; further improving our customer pricing, cost structure and our competitive advantage; developing sales, marketing and product management capabilities to increase sales and margins; and driving performance with strategy deployment and new product commercialization in order to achieve our agenda of profitable growth, improved operating efficiency and organizational effectiveness.
While differences exist among the Company’s businesses and geographical locations, on an overall basis, demand for the Company’s products increased in the first nine months of fiscal 2011 as compared with the comparable period of fiscal 2010, resulting in aggregate year-over-year sales growth and improved margins. We are cautiously optimistic that the continued worldwide economic recovery and recent market trends, primarily in our emerging markets and for certain product lines, especially serving oil and gas markets, will continue to gain strength and provide positive momentum in the remainder of fiscal 2011.
Our Company has a Venezuelan subsidiary with net sales, operating income and total assets representing approximately one percent of our consolidated financial statement amounts in fiscal 2011 and 2010. In early January 2010, the Venezuelan government devalued its currency. Our subsidiary operated under a rate of 4.30 bolivars to the U.S. dollar, as compared with the previous rate of 2.15, and our fiscal 2010 year-end financial statements reflected this new rate. In addition, the financial statements of our Venezuelan subsidiary were consolidated and reported under highly inflationary accounting rules under U.S. generally accepted accounting principles (“GAAP”) beginning in the second quarter of fiscal 2010, resulting in an income statement exchange loss of $0.6 million in the nine month period ended May 31, 2010. The fiscal 2010 devaluation did not have a material impact on our consolidated financial statements in the three and nine month periods ended May 31, 2011.
With approximately 45% of our sales from continuing operations outside the United States, we can be affected by changes in currency exchange rates between the U.S. dollar and the currencies in non-U.S. countries in which we operate. The impact on net income, sales and orders due to foreign exchange changes was not material for the first three quarters of fiscal 2011 compared with the same period of prior year. Additionally, the assets and liabilities of our foreign operations are translated at the exchange rates in effect at the balance sheet date, with related gains or losses reported as a separate component of our shareholders’ equity, except for Venezuela, which is reported following highly inflationary accounting rules under U.S. GAAP, as mentioned above. The marginal strengthening of most foreign currencies against the U.S. dollar in fiscal 2011 did not materially impact our financial condition at the end of the third quarter of fiscal 2011 as compared with the end of fiscal 2010.
As mentioned above, on January 10, 2011, we acquired 100% of the outstanding common stock and voting interest of T-3 for a purchase price of approximately $618.4 million, which consisted of approximately $106.3 million in cash paid, $492.1 million as the fair value of R&M common shares issued and $20.0 million as the fair value of R&M options and warrants issued to replace T-3 grants for pre-merger services and warrants. The operating results of T-3 are included in our consolidated condensed financial statements only since the acquisition date within our Fluid Management Group. T-3 designs, manufactures, repairs and services products used in the drilling, completion and production of new oil and gas wells, the workover of existing wells, and the production and transportation of oil and gas. Its products are used in both onshore and offshore applications throughout the world. We expect to achieve significant synergies and cost reductions by eliminating redundant processes and facilities. We caution readers that while pre- and post-acquisition comparisons as well as quantified amounts themselves may provide indications of general trends, actual cost savings and operating results due to the merger may differ from previous management estimates.
During the third quarter of fiscal 2011, we entered into an agreement to divest our Romaco businesses (Romaco segment) which design, manufacture and market packaging and secondary processing equipment for the pharmaceutical, healthcare, nutraceutical, food and cosmetic industries. This divestiture was part of the Company’s portfolio management process and operating strategy to simplify the business and improve profit profile, and to focus on growing the Company around core competencies. The results of operations for our Romaco segment are reported as discontinued operations for all periods presented. On April 29, 2011, we completed the sale of all the shares and equity interest in our Romaco businesses for a consideration of approximately €64 million (approximately $95 million at the time of closing), which included €61 million in cash and €3 million of liabilities assumed, subject to post-closing adjustments. For the three and nine month periods ended May 31, 2011, income from discontinued operations, net of income taxes, was approximately $52.0 million and $53.6 million, respectively. The gain on disposal included the realization of amounts in accumulated other comprehensive income of $13.8 million. For tax purposes, the gain on disposal of the Romaco segment was minimal. (See Note 3).
With the sale of our Romaco segment, our business consists of two market focused segments: Fluid Management, which includes T-3, and Process Solutions.
Fluid Management. Order levels from customers served by our Fluid Management segment continued to show strong year-over-year improvements in the first three quarters of fiscal 2011. Demand for our energy products remains robust and industrial demand is improving. Our primary objectives for this segment are to increase our manufacturing capacity to meet current demand, expand our geographic reach, improve our selling and product management capabilities, commercialize new products in our niche market sectors, develop new customer relationships, and successfully integrate T-3 and obtain related cost savings and synergies. Our Fluid Management business segment, which includes T-3, designs, manufactures, markets and services equipment and systems, including hydraulic drilling power sections, blow-out preventers, (“BOPs”), BOP control systems, elastomer products, drilling, production and well service chokes, manifolds, high pressure premium gate valves, standard and customized fluid-agitation equipment and systems, down-hole and industrial progressing cavity pumps, a full range of wellhead systems, grinders, rod guides, tubing rotators, pipeline closure products and valves. These products are used in oil and gas exploration and recovery, specialty chemical, wastewater treatment and a variety of other industrial applications.
Process Solutions. Our Process Solutions segment orders improved each quarter of fiscal 2011 over the respective period of fiscal 2010, and third quarter fiscal 2011 orders were the highest quarterly orders since fiscal 2008. However, pricing has not fully recovered, especially for European chemical market capital goods. Our primary objectives are to reduce operating costs in developed regions, increase the capability of production in low cost areas and developing markets and increase aftermarket opportunities. Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels, customized equipment, systems and fluoropolymer-lined fittings, vessels and accessories, primarily for the pharmaceutical and specialty chemical markets.

The following tables present the components of our consolidated income statement and segment information for our continuing operations for the three and nine month periods of fiscal 2011 and 2010.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.7	65.8	63.5	67.3

Gross profit	36.3	34.2	36.5	32.7
Selling, general and administrative expenses	18.8	24.4	19.5	24.3
Other expense	1.2	—	2.9	—

EBIT (1,2)	16.3%	9.8%	14.1%	8.4%

(1)	Includes costs for the three month period ended May 31, 2011 of $2.8 million (1.2% of net sales for the three month period ended May 31, 2011) related to T-3 backlog amortization, which are included in Other expense, and $5.4 million (2.3% of net sales for the three month period ended May 31, 2011) of expense related to inventory write-up values recorded in Cost of sales.

(2)	Includes costs for the nine month period ended May 31, 2011 of $16.1 million (2.9% of net sales for the nine month period ended May 31, 2011) due to merger-related severance costs, professional fees, stock compensation expense and backlog amortization, which are included in Other expense, and $9.5 million (2.8% of net sales for the nine month period ended May 31, 2011) of expense due to inventory write-up values recorded in Cost of sales.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2011	2010	2011	2010
		(In thousands, except percents)
Segment
Fluid Management:
Sales	$180,506	$79,813	$406,628	$214,971
EBIT (1,2)	42,909	20,104	97,870	50,471
EBIT %	23.8%	25.2%	24.1%	23.5%

Process Solutions:
Sales	$56,552	$39,898	$155,014	$123,298
EBIT	1,525	(1,895)	3,150	(6,084)
EBIT %	2.7%	(4.7)%	2.0%	(4.9)%

(1)	Includes costs for the three month period ended May 31, 2011 of $2.8 million related to T-3 backlog amortization costs and $5.4 million of expense due to inventory write-up values recorded in Cost of sales.

(2)	Includes costs for the nine month period ended May 31, 2011 of $3.0 million due to merger-related severance costs, $7.2 million related to T-3 backlog amortization costs and $9.5 million of expense due to inventory write-up values recorded in Cost of sales.
Comparability of segment data for our continuing operations is impacted by the changes in foreign currency exchange rates due to translation of our non-U.S. dollar denominated subsidiary results into U.S. dollars, acquisition of T-3 (included in our Fluid Management Group) on January 10, 2011, as well as general economic conditions in the end markets we serve.
EBIT (Income before interest and income taxes) is a non-GAAP measure. The Company uses this measure to evaluate its performance and believes this measure is helpful to investors in assessing its performance. A reconciliation of this measure to net income is included in our Consolidated Condensed Income Statement. EBIT is not a measure of cash available for use by the Company.

Three months ended May 31, 2011 and May 31, 2010
Net Sales
Consolidated net sales from continuing operations for the third quarter of fiscal 2011 were $237.1 million, $117.3 million higher than net sales from continuing operations for the third quarter of fiscal 2010. Excluding the impact of currency translation and the T-3 acquisition impact, net sales increased by $46.6 million, or 39%.
The Fluid Management segment, which includes T-3 results since January 10, 2011, had sales of $180.5 million in the third quarter of fiscal 2011 compared with $79.8 million in the third quarter of fiscal 2010, an increase of $100.7 million. Excluding currency translation and acquisition impacts, sales increased $32.4 million, or 41%. This increase was primarily due to higher customer demand for oil and gas products resulting from higher oil prices worldwide and increased expenditure for drilling activity in North American shale formations. Sales also benefited from higher industrial demand in North America. Orders for this segment were also impacted by the same factors and at $204.0 million, were 30% higher than the comparable period in the prior year, excluding currency and acquisition impacts. Ending backlog at May 31, 2011, including T-3 backlog of $90.4 million, is $155.1 million compared with $58.1 million at August 31, 2010.
The Process Solutions segment had sales of $56.6 million in the third quarter of fiscal 2011 compared with $39.9 million in the third quarter of fiscal 2010, an increase of 42%. Excluding the impact of currency translation, sales increased $14.2 million, or 36%, over the prior year period. Orders for this segment were $58.7 million in the third quarter of fiscal 2011 compared with $47.3 million in the prior year period. Adjusting for changes in currency exchange rates, orders increased by $8.7 million, or 18% from the prior year period. Sales and orders reflected improved market conditions in certain end markets outside Europe. Ending backlog at May 31, 2011 is $92.8 million compared with $78.7 million at August 31, 2010.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT from continuing operations for the third quarter of fiscal 2011 was $38.7 million, an increase of $27.0 million from the third quarter of fiscal 2010. Excluding the impacts of currency translation and acquisition, EBIT for the three month period increased by $21.5 million. This increase in EBIT resulted due to increased sales volume described above in both segments, along with an improved product mix, especially in our Fluid Management segment.
The Fluid Management segment had EBIT of $42.9 million in the third quarter of fiscal 2011 compared with $20.1 million in the third quarter of fiscal 2010. Third quarter fiscal 2011 EBIT includes $8.2 million of final amortization for customer backlog and inventory write-up values relating to the T-3 acquisition. Excluding the marginal currency and acquisition impacts, EBIT increased $17.2 million, or 86%, mainly due to higher sales volume and a favorable product mix compared with the third quarter of fiscal 2010.
The Process Solutions segment had EBIT of $1.5 million in the third quarter of fiscal 2011 compared with a loss of $1.9 million in the third quarter of fiscal 2010, an increase of $3.4 million. The increase in EBIT is due principally to the sales increase in fiscal 2011.
Income Taxes
The effective tax rate for continuing operations was 50.3% for the third quarter of fiscal 2011 compared with 40.7% in the prior year period. The effective tax rate for the three month period ended May 31, 2011 was higher than the U.S. federal statutory tax rate primarily due to the recording of an additional valuation allowance of $7.0 million for certain deferred tax assets in our Process Solutions segment, primarily driven by the disposition of our Romaco segment. Excluding this impact, the effective tax rate for the three month period ended May 31, 2011 was 32.2%.
The effective tax rate for the third quarter of fiscal 2010 was higher than the U.S. federal statutory tax rate primarily due to finalizing certain tax estimates in that period.

Nine months ended May 31, 2011 and May 31, 2010
Net Sales
Consolidated net sales from continuing operations for the first nine months of fiscal 2011 were $561.6 million, or $223.4 million higher than the same period of fiscal 2010. Excluding the impact of currency translation and the T-3 acquisition, net sales increased by $116.1 million, or 34%, due to higher sales in both of our segments in fiscal 2011.
The Fluid Management segment had sales of $406.6 million in the first nine months of fiscal 2011 compared with $215.0 million in the same period of fiscal 2010. Excluding the impacts of foreign currency translation and T-3 acquisition, sales in the first nine months of fiscal 2011 increased $86.2 million, or 40%. The increase was primarily in our energy markets, due to strong growth in unconventional drilling, both horizontal and directional rigs, as exploration and production companies invested to capture oil and gas from shale formations in North America. Orders for this segment were $449.7 million in the first nine months of fiscal 2011 compared with $233.0 million in the same period in fiscal 2010. Excluding currency and acquisition impacts, orders in the first nine months of fiscal 2011 grew $74.8 million, or 32%, due to the strong market conditions. Ending backlog at May 31, 2011, including T-3 backlog of $90.4 million, is $155.1 million compared with $58.1 million at August 31, 2010.
The Process Solutions segment had sales of $155.0 million in the first nine months of fiscal 2011 compared with $123.3 million in the same period of fiscal 2010, an increase of $31.7 million, or 26%. Excluding currency impact, sales in the first nine months of fiscal 2011 increased $29.8 million, or 24%, from the prior year period reflecting improved market conditions in certain end markets outside Europe. Segment orders in the first nine months of fiscal 2011 continued to improve from the comparable period of prior year to $164.6 million. Excluding currency impact, orders increased $28.2 million, or 21%, in the first nine months of fiscal 2011 from the same period in the prior year due to improved demand in certain end markets outside Europe. Ending backlog at May 31, 2011 is $92.8 million compared with $78.7 million at August 31, 2010.
Earnings Before Interest and Income Taxes (EBIT)
Consolidated EBIT from continuing operations for the first nine months of fiscal 2011 was $78.9 million, an increase of $50.5 million from the same period of the prior year. Excluding the impacts of currency translation and acquisition, EBIT for the nine month period of fiscal 2011 increased by $48.8 million. This increase in EBIT, despite higher costs associated with the T-3 acquisition of $25.6 million, was mainly attributable to the higher sales volume described above in all our business platforms and a strong sales mix in our Fluid Management segment.
The Fluid Management segment had EBIT of $97.9 million in the first nine months of fiscal 2011 compared with $50.5 million in the same prior year period. Excluding currency and acquisition impacts, EBIT for the first nine months of fiscal 2011 increased by $45.8 million, or 91%, due principally to the sales increase and a favorable product mix as described above.
The Process Solutions segment had EBIT of $3.2 million in the first nine months of fiscal 2011 compared with a loss of $6.1 million in the comparable period of fiscal 2010. The foreign currency impact on EBIT for the nine month period of fiscal 2011 over the comparable period of prior year was immaterial. This increase in EBIT resulted from higher sales volume in fiscal 2011.
Corporate costs were $6.1 million higher in the first nine months of fiscal 2011 compared with the same period in fiscal 2010, primarily due to $5.9 million of costs associated with professional fees and accelerated stock compensation expense related to the T-3 merger transaction.
Income Taxes
The effective tax rate for continuing operations was 42.0% for the first nine months of fiscal 2011 compared with 38.3% in the comparable prior year period. The current year effective tax rate is higher than the U.S. statutory tax rate, primarily due to the recording of an additional valuation allowance of $7.0 million for certain deferred tax assets in our Process Solutions segment, primarily driven by the disposition of our Romaco segment. Excluding this impact, the effective tax rate for the nine month period ended May 31, 2011 was 33.1%.

The effective tax rate for the nine month period ended May 31, 2010 was higher than the U.S. federal statutory tax rate primarily due to finalizing certain tax estimates in the third quarter of fiscal 2010.
Liquidity and Capital Resources
Operating Activities
In the first nine months of fiscal 2011, our cash inflow from operating activities was $25.7 million, compared with $57.1 million in the same period of the prior year. This decrease occurred primarily because of higher working capital to support our sales and profit growth, payments for restructuring costs accrued in fiscal 2010, payments for U.S. pension plans, and payments related to accruals in the opening balance sheet of T-3. Our cash flows from operating activities can fluctuate significantly from period to period due to working capital needs, the timing of payments for items such as income taxes, restructuring activities, pension funding and other items.
Investing Activities
Our cash outflows relating to investing activities for the first nine months of fiscal 2011 of $15.4 million included $90.4 million of cash used for the T-3 acquisition, net of cash acquired; cash proceeds from sale of our Romaco businesses of $89.2 million and $14.2 million of capital expenditures. In the first nine months of fiscal 2010, our net cash outflows from investing activities of $5.6 million consisted of capital expenditures of approximately $6.7 million and asset sale proceeds of $1.1 million. For full fiscal 2011, the Company expects capital spending to approximate $20.0 million or higher, depending on business conditions and the timing of certain capital projects.
Financing Activities
Our cash inflows from financing activities for the first nine months of fiscal 2011 were $14.3 million. Proceeds from the sale of common stock were $22.9 million in the first nine months of fiscal 2011 and were primarily due to exercise of stock options and related tax benefits.
Our cash outflows relating to financing activities for the first nine months of fiscal 2010 were $33.1 million primarily due to the repayment of our $30.0 million of Senior Notes on the May 3, 2010 due date from available cash balances.
On October 27, 2008 we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares. We acquired approximately 2.0 million of our outstanding common shares for $39.1 million under the repurchase program in the first quarter of fiscal 2009. There were no shares repurchased under the program in fiscal 2010 or in the nine month period ended May 31, 2011.
We expect our available cash, fiscal 2011 operating cash flow and amounts available under our credit agreement to be adequate to fund fiscal 2011 operating needs, shareholder dividends, capital expenditures, and additional share repurchases, if any.
Credit Agreement
On March 31, 2011, we entered into a new Bank Credit Agreement (the “Agreement”). The Agreement replaces our previous Bank Credit Agreement which would have expired in December 2011.
The Agreement provides that we may borrow, for the five-year term of the Agreement, on a revolving credit basis up to a maximum of $150.0 million at any one time. In addition, under the terms of the Agreement, we are entitled, on up to six occasions prior to the maturity of the loan, subject to the satisfaction of certain conditions, to increase the aggregate commitments under the Agreement in the aggregate principal amount of up to $150.0 million. All outstanding amounts under the Agreement are due and payable on March 16, 2016. Interest is variable based upon formulas tied to a Eurocurrency rate or an alternative base rate defined in the Agreement, at our option. Borrowings, which may also be used for general corporate purposes, are unsecured, but are guaranteed by certain of our subsidiaries. While no amounts are outstanding under the Agreement at May 31, 2011, we have $33.3 million of standby letters of credit outstanding at May 31, 2011. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement, we have $116.7 million of unused borrowing capacity.
The Agreement contains customary representations and warranties, default provisions and affirmative and negative covenants, including limitations on indebtedness, liens, asset sales, mergers and other fundamental changes involving the Company, permitted investments, sales and lease backs, cash dividends and share repurchases, and financial covenants relating to interest coverage and leverage. As of May 31, 2011, we are in compliance with these covenants.
From available cash balances, we repaid the remaining $30.0 million of Senior Notes on the May 3, 2010 maturity date.
Following is information regarding our long-term contractual obligations and other commitments outstanding as of May 31, 2011:

	Payments Due by Period
			Two to	Four to
Long-term contractual		One year	three	five	After five
obligations	Total	or less	years	years	years
			(In thousands)
Long-term debt	$1,197	$1,173	$24	$—	$—
Operating leases (1)	19,000	6,000	8,000	4,000	1,000

Total contractual cash obligations	$20,197	$7,173	$8,024	$4,000	$1,000

(1)	Operating leases are estimated as of May 31, 2011, and consist primarily of building and equipment leases.
Unrecognized tax benefits, including interest and penalties, in the amount of $5.5 million at May 31, 2011, have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of the future payments. The only other commercial commitments outstanding at May 31, 2011 were standby letters of credit of $33.3 million, which are substantially due within one year.

Critical Accounting Policies
In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are straightforward. There are, however, some policies that are critical because they are important in determining the financial condition and results of operations and some may involve management judgments due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts. These policies are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Report on Form 10-K/A for the year ended August 31, 2010. There have been no material changes in the accounting policies followed by us during fiscal year 2011.
Safe Harbor Statement
In addition to historical information, this report contains forward-looking statements identified by use of words such as “expects,” “anticipates,” “believes,” and similar expressions. These statements reflect management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, effects and timing to differ materially from the results predicted or implied by those statements. The most significant of these risks and uncertainties are described in our Annual Report on Form 10-K/A for the year ended August 31, 2010, the joint proxy statement/prospectus filed with the Securities and Exchange Commission (“SEC”) on November 29, 2010, our Quarterly Report on Form 10-Q and other reports filed from time to time with the SEC and include, but are not limited to: the sale of the Romaco businesses (including its benefits and effects); costs and difficulties related to the integration of T-3; the inability to or delay in obtaining cost savings and synergies from the T-3 merger; inability to retain key personnel; changes in the demand for or price of oil and/or natural gas; a significant decline in capital expenditures within the markets served by the Company; the ability to realize the benefits of restructuring programs; increases in competition; changes in the availability and cost of raw materials; foreign exchange rate fluctuations as well as economic or political instability in international markets and performance in hyperinflationary environments, such as Venezuela; work stoppages related to union negotiations; customer order cancellations; the possibility of product liability lawsuits that could harm our businesses; events or circumstances which result in an impairment of, or valuation against, assets; the potential impact of U.S. and foreign legislation, government regulations, and other governmental action, including those relating to export and import of products and materials, and changes in the interpretation and application of such laws and regulations; the outcome of audit, compliance, administrative or investigatory reviews; proposed changes in U.S. tax law which could impact our future tax expense and cash flow and decline in the market value of our pension plans’ investment portfolios. Except as otherwise required by law, we do not undertake any obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In our normal operations, we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended May 31, 2011. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K/A for the year ended August 31, 2010.
Item 4. Controls and Procedures
(A) Evaluation of Disclosure Controls and Procedures
Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of May 31, 2011. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.
Based on this evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of May 31, 2011.
(B) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information
Item 1. Legal Proceedings
For information required by this Item, refer to Item 1 of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2011 filed with the SEC.
Item 1A. Risk Factors
For information regarding factors that could affect the Company’s operations, financial condition and liquidity, see the risk factors discussed in Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended August 31, 2010 and the Quarterly Report on Form 10-Q for the quarter ended November 30, 2010 filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A summary of the Company’s repurchases of its common shares during the quarter ended May 31, 2011 is as follows:
UNREGISTERED SALES OF EQUITY SECURITIES
On May 25, 2011, the Company issued 4,599 unregistered common shares upon the exercise of a warrant that was converted in connection with the acquisition of T-3. The R&M common shares that were issued upon the exercise of the warrant are not registered and are restricted.
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
	Total Number	Average Price	Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans or	Under the Plans or
Period	Purchased(a)	Share	Programs(b)	Programs(b)
March 1-31, 2011	—	—	—	992,463
April 1-30, 2011	—	—	—	992,463
May 1-31, 2011	—	—	—	992,463

Total	—		—

(a)	The Company did not purchase any of its common shares during the quarter ended May 31, 2011.

(b)	On October 27, 2008, our Board of Directors approved the repurchase of up to 3,000,000 of our outstanding common shares (the “Program”). In fiscal year 2009, we repurchased an aggregate of 2,007,537 of our outstanding common shares pursuant to the Program. The Program will expire when we have repurchased all the authorized shares under the Program, unless terminated earlier by a Board resolution.
Item 6. Exhibits

a)	Exhibits — see INDEX TO EXHIBITS

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.
(Registrant)
DATE: June 22, 2011	BY	/s/ Christopher M. Hix
Christopher M. Hix Vice President and Chief Financial Officer (Principal Financial Officer)

DATE: June 22, 2011	BY	/s/ Kevin J. Brown
Kevin J. Brown Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

(10)	MATERIAL CONTRACTS

	10.1	Credit Agreement, dated March 31, 2011, among Robbins & Myers, Inc., the Subsidiary Borrower party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2011	*

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	F

	31.2	Rule 13a-14(a) CFO Certification	F

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	F

	32.2	Section 1350 CFO Certification	F

“F”	Indicates Exhibit is being filed with this Report.

“*”	Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission.