Form 10-K
period 2011-08-31
ROBBINS & MYERS, INC.
filed 2011-10-27
CIK 84290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-13651

ROBBINS & MYERS, INC.

(Exact name of registrant as specified in its charter)

Ohio	31-0424220
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10586 Highway 75 North, Willis, TX 77378

(Address of principal executive offices)(Zip Code)

(936) 890-1064

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	New York

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of Common Shares, without par value, held by non-affiliates of the Company at February 28, 2011 (the last business day of the Company’s second fiscal quarter), based on the closing sales price on the New York Stock Exchange	1,682,510,353
Number of Common Shares, without par value, outstanding At September 30, 2011	45,885,996

DOCUMENT INCORPORATED BY REFERENCE

Robbins & Myers, Inc. Proxy Statement for its Annual Meeting of Shareholders on January 5, 2012; definitive copies of the foregoing will be filed with the Commission within 120 days of the Company’s most recently completed fiscal year. Only such portions of the Proxy Statement as are specifically incorporated by reference under Part III of this Report shall be deemed filed as part of this Report.

ITEM 1.	BUSINESS

Important Information Regarding Forward-Looking Statements

Portions of this Form 10-K include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. This includes, in particular, “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K as well as other portions of this Form 10-K. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in this Form 10-K (included in “Item 1A - Risk Factors”). Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

Robbins & Myers, Inc. is an Ohio corporation. As used in this report, the terms “Company,” “R&M,” “we,” “our,” or “us” mean Robbins & Myers, Inc. and its subsidiaries unless the context indicates another meaning. We are a leading supplier of engineered equipment and systems for critical applications in global energy, industrial, chemical and pharmaceutical markets. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. Our fiscal 2011 sales were approximately $821 million.

On January 10, 2011 (“the acquisition date”), we completed our acquisition of T-3 Energy Services, Inc. (“T-3”), by means of a merger, such that T-3 became a wholly-owned subsidiary of Robbins & Myers, Inc. The purchase price for acquiring all of the outstanding common stock of T-3 was approximately $618.4 million, which consisted of approximately $106.3 million in cash, $492.1 million as the fair value of our common shares and $20.0 million as the fair value of options and warrants issued to replace T-3 grants for pre-merger services and warrants. The operating results of T-3 are included in our consolidated financial statements since the acquisition date within our Fluid Management segment.

On April 29, 2011, we divested our Romaco businesses. The results of our Romaco segment are reported as discontinued operations for all periods presented.

Information concerning our sales, income before interest and income taxes (“EBIT”), identifiable assets by segment and sales and tangible assets by geographic area for the years ended August 31, 2011, 2010 and 2009 is set forth in Note 15 to the Consolidated Financial Statements included at Item 8 and is incorporated herein by reference.

Fluid Management Segment

Our Fluid Management business segment, which includes T-3, designs, manufactures, markets, repairs and services equipment and systems used in oil and gas exploration and recovery, specialty chemical, wastewater treatment and a variety of other industrial applications. Primary brands include Moyno®, Chemineer® and T3®. Our products and systems include hydraulic drilling power sections, blow-out preventers (“BOPs”), pressure control systems, wellhead equipment, frac manifolds and trees, high pressure engineered gate valves, down-hole and industrial progressing cavity pumps and related products such as grinders for applications involving the flow of viscous, abrasive and solid-laden slurries and sludge, standard and customized fluid-agitation equipment and systems, and a broad line of ancillary equipment for the energy sector, such as rod guides, rod and tubing rotators, pipeline closure products and valves.

Sales, Marketing and Distribution. We sell our hydraulic drilling power sections, BOPs, pressure control systems, wellhead equipment, manifolds and gate valves through a direct sales force. We sell our tubing wear prevention products, down-hole pump systems, closure products and industrial pumps through major oilfield and industrial distributors as well as our direct sales force and service centers in key oilfield locations. Industrial mixers and agitation equipment products are primarily sold through manufacturers’ representatives. Backlog at August 31, 2011, including T-3 backlog of $91.3 million, was $153.2 million, compared with $58.1 million at August 31, 2010.

Aftermarket Sales. Aftermarket sales consist principally of selling replacement components for our pumps, as well as the relining of power section stators, repair and field services for BOPs, manifolds, valves and pressure control systems for the energy market. Our aftermarket business for the Chemineer® line primarily consists of selling replacement parts. Aftermarket sales represented approximately 36% of the sales in this segment in fiscal 2011. However, replacement items, such as power section rotors and stators and down-hole pumps are components of larger systems that wear out after regular usage. These are often sold as components in larger systems and are not identifiable by us as aftermarket sales.

Markets and Competition. We believe we are one of the leading independent manufacturers of power sections, progressing cavity pumps, BOPs, pressure control systems, wellhead equipment, frac manifolds and trees, and mixing equipment, in the markets we serve. We are also a leading manufacturer of rod guides, pipeline closure products and down-hole progressing cavity pumps worldwide. While the markets we serve are generally highly fragmented, we believe that with our leading brands and products we are effectively positioned to serve customers with an attractive range of products and services.

Process Solutions Segment

Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels. We also provide alloy steel vessels, heat exchangers, other fluid systems, wiped film evaporators and packaged process systems. In addition, we provide customized fluoropolymer-lined fittings, vessels and accessories. The primary markets served by this segment are the pharmaceutical and specialty chemical markets. Primary brands are Pfaudler®, Tycon-Technoglass®, and Edlon®.

Sales, Marketing and Distribution. We primarily manufacture, market, sell and service glass-lined reactors, storage vessels, thermal and other fluid processing systems through our direct sales and service force, as well as manufacturers’ representatives in certain geographic markets. Backlog at August 31, 2011 was $97.8 million compared with $78.7 million at August 31, 2010.

Aftermarket Sales. Aftermarket products and services, which include field service, replacement parts, accessories and reconditioning of glass-lined vessels, are an important part of our glass-lined reactor product line. Our aftermarket capabilities and presence allow us to service our large installed base of Pfaudler® glass-lined vessels and to meet the needs of our customers who outsource various maintenance and service functions. In addition, we refurbish and sell used, glass-lined vessels. Aftermarket sales represented approximately 34% of this segment’s sales in fiscal 2011.

Markets and Competition. We believe we have the number one worldwide market position in sales value for quality glass-lined reactors and storage vessels, competing principally with smaller European companies. Competition in Europe has increased resulting in increasing pricing pressure. There are also Asian suppliers who compete in local markets based on a lower quality specification. Our Edlon® brand primarily competes by offering highly engineered products and products made for special needs, and tend to compete with other niche suppliers.

Other Consolidated Information

BACKLOG

Our total order backlog was $251.1 million at August 31, 2011 compared with $136.8 million at August 31, 2010. We expect to ship substantially all of our backlog during the next 12 months.

CUSTOMERS

No customer represented more than 5% of consolidated sales in fiscal 2011, 2010 or 2009. See Note 15 – Business Segments and Geographic Information, included in Item 8 of this Report for financial information by geographic region.

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

GENERAL

We own a number of patents relating to the design and manufacture of our products. While we consider these patents important, we believe that the successful manufacture and sale of our products depend more upon application expertise and manufacturing skills. We are committed to maintaining high quality manufacturing standards and have completed ISO certification at many of our facilities.

During fiscal 2011, we spent approximately $5.9 million on research and development activities compared with $4.8 million in fiscal 2010 and $5.0 million in fiscal 2009. These amounts do not include significant engineering development costs incurred in conjunction with fulfilling custom customer orders and executing customer projects.

Compliance with federal, state and local laws regulating the discharge of materials into the environment is not anticipated to have any material effect upon the Company’s capital expenditures, earnings or competitive position.

At August 31, 2011, we had 3,387 employees, which included approximately 410 employees at majority-owned joint ventures. Approximately 270 of our U.S. employees were covered by collective bargaining agreements at various locations. In addition, approximately 520 of our non-U.S. employees were covered by government- mandated agreements in their respective countries. The agreement covering our Springfield, Ohio, manufacturing facility expires in fiscal 2012. The Company considers labor relations at each of its locations to be good.

CERTIFICATIONS

Peter C. Wallace, our President and Chief Executive Officer, certified to the New York Stock Exchange (“NYSE”) on April 20, 2011 that, as of that date, he was not aware of any violation by the Company of the NYSE’s Corporate Governance Listing Standards. We have filed with the Securities and Exchange Commission (“SEC”) the certifications of Mr. Wallace and Christopher M. Hix, our Chief Financial Officer, that are required by Section 302 of the Sarbanes-Oxley Act of 2002 relating to the financial statements and disclosures contained in our Annual Report on Form 10-K for the year ended August 31, 2011.

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

If any of the events contemplated by the following risks actually occurs, then our business, financial condition or results of operations could be materially and adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We can neither predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements.

Some of our end-markets are cyclical, which may cause fluctuations in our sales and operating results.

We have experienced, and expect to continue to experience, fluctuations in operating results due to business cycles. We sell our products principally to energy, chemical, industrial and pharmaceutical markets. While we serve a variety of markets, the purchase of T-3 Energy Services, Inc. and the sale of our Romaco businesses in fiscal 2011 have resulted in a significant portion of our business being focused in the energy market. A significant downturn in any of these markets, especially energy, could cause a material adverse impact on our sales and operating results. In addition, there is a risk that if our future operating results significantly decline, it could impair our ability to realize our deferred tax assets.

Our businesses are adversely affected by economic downturns and volatility in the equity markets or interest rates could adversely impact the funded status of our pension plans.

While economic conditions improved in fiscal 2011, business conditions could worsen. Furthermore, our backlog may not be converted to revenue due to customer order cancellations.

We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent recovery, worldwide, or in the specific end markets we serve. If our markets significantly deteriorate due to these economic effects, our business, financial condition and results of operations will likely be materially and adversely affected. Furthermore, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide economic downturn.

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

To improve operational efficiency, we occasionally initiate programs to streamline operations and reduce expenses, including measures such as reductions in workforce and discretionary spending. We generally expect these initiatives to generate significant savings that we can invest in our growth initiatives and long-term value enhancing strategy. Our failure to generate significant cost savings and margin improvement from these initiatives could adversely affect our profitability and weaken our competitive position. Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements, which could result in the loss of customers, loss of market share and otherwise adversely affect our business and financial results.

Approximately 47% of our sales are to customers outside the United States, and we are subject to economic and political and currency fluctuation risks or devaluation associated with international operations.

Approximately 47% of our fiscal 2011 sales were to customers outside the U.S., and we maintain primary operations in 15 countries. Conducting business outside the U.S. is subject to risks, including currency exchange rate fluctuations and the possibility of hyper-inflationary conditions; changes in regional, political or economic conditions including trade protection measures, such as tariffs or import/export restrictions; subsidies or increased access to capital for firms who are currently, or may emerge, as competitors in countries in which we have operations; partial or total expropriation; unexpected changes in regulatory requirements; and international sentiment towards the U.S. One or more of these factors could have a material adverse effect on our international operations. Furthermore, unexpected and dramatic devaluations of currencies in developing or emerging markets, could negatively affect the value of our earnings from, and of the assets located in, those markets.

Regulatory and legal developments including changes to United States taxation rules, health care reform, offshore drilling and hydraulic fracturing process legislation and governmental greenhouse gases emission restrictions and climate change initiatives could negatively affect our financial performance.

Our operations and the markets we compete in are subject to numerous federal, state, local and foreign governmental laws and regulations. Existing laws and regulations may be revised or reinterpreted and new laws and regulations, including taxation rules, health care reform, offshore drilling and hydraulic fracturing process legislation and governmental greenhouse gases emission restrictions and climate change initiatives, may be adopted or become applicable to us or our customers. These regulations are complex, change frequently and have tended to become more stringent over time and may increase our costs and reduce profitability. We cannot predict the form any such new laws or regulations will take or the impact these laws and regulations will have on our business or operations. However, significant changes in governmental laws and regulations could adversely affect our future results of operations.

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

We face significant competition from a variety of competitors in our markets. In some markets, our competitors have greater resources than we do and in some cases we sell to our competitors. In addition, new competitors could enter our markets. Competitive pressures, including product quality, performance, price and service capabilities, and new technologies could adversely affect our competitive position, involving a loss of market share or decrease in prices, either of which could have a material adverse effect on our sales and operating results.

The nature of our products creates the possibility of product liability lawsuits, which could harm our business.

As a global manufacturer of a broad range of equipment and systems for use in various markets, we face an inherent risk of exposure to product liability claims. Although we maintain strict quality controls and procedures, we cannot be certain that our products will be completely free from defect. In addition, in certain cases, we rely on third-party manufacturers for components of our products. Although we have liability insurance coverage, we cannot be certain that this insurance coverage will continue to be available to us at a reasonable cost or will be adequate to cover any such liabilities. We generally seek to obtain contractual indemnification from our third-party suppliers, which is typically limited by its terms. In the event we do not have adequate insurance or contractual indemnification, product liabilities could have a material adverse effect on our business, financial condition or results of operations. Even if a product liability claim is without merit, it could harm our business.

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

The methods, estimates and judgments we use in applying our accounting policies could have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part II, Item 7 of this Report). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. Additionally, changes in accounting standards, including new interpretations and application of accounting standards, may change our reported financial condition, results of operations or cash flow.

Any impairment in the value of our intangible assets, including goodwill, would negatively affect our operating results and total capitalization.

Our total assets reflect substantial intangible assets, primarily goodwill. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net assets we have acquired. We assess at least annually whether there has been any impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, if competing or alternative technologies emerge, if we are unable to effectively integrate acquired businesses, or if market conditions for acquired businesses decline, if significant and prolonged negative industry or economic trends continue, if our stock price and market capitalization declines, or if future cash flow estimates decline, we could incur, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill impairment. Any determination requiring the write-off of a significant portion of unamortized intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material.

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

Our growth and results of operations may be adversely affected if we are unsuccessful in our capital allocation and acquisition program. Additionally, an increase in the number of our outstanding common shares could adversely affect our common share price or dilute our earnings per share.

We expect to continue our strategy of seeking to acquire add-on businesses that broaden our existing businesses and our global reach, as well as, in the right circumstances, strategically pursuing larger, stand-alone businesses that have the potential to either complement our existing businesses or allow us to pursue a new platform. However, there can be no assurance that we will find suitable businesses to purchase or that the associated price would be acceptable. If we are unsuccessful in the acquisition efforts, then our ability to grow could be adversely affected. In addition, a completed acquisition, such as our acquisition of T-3 Energy Services, Inc., may underperform relative to expectations, be unable to achieve synergies originally anticipated, or require the payment of additional expenses for assumed liabilities. Further, failure to allocate capital appropriately could also result in significant exposure to certain markets and geographies. Additionally, issuance of a significant number of common shares in connection with acquisitions may adversely affect our common share price or have a dilutive effect on our earnings per share. These factors could potentially have an adverse impact on our operating profits and cash flows.

Divestitures could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our results of operations and financial condition.

We continually assess the strategic fit of our existing businesses and have in the past, and may in the future, divest businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. Divestitures pose risks and challenges that could negatively affect our business, including the potentially dilutive effect on our earnings per share and other financial impacts, potential disputes with buyers and distraction of management’s attention from core businesses. In addition, we have retained responsibility for, and in certain cases have agreed to, indemnify buyers against contingent liabilities related to the businesses we have sold, such as lawsuits, tax liabilities and product liabilities claims.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Set forth below is certain information relating to our principal operating facilities. We consider our properties, as well as the related machinery and equipment, to be suitable for their intended purposes.

		Sales/ Service	Square Footage (in thousands)

	Manufacturing		Owned	Leased
Function and size by segment:
Fluid Management	19	38	1,389	567
Process Solutions	9	3	1,667	149

	North America	South America	Europe	Asia/Australia
Geographical locations by segment:
Fluid Management	50	3	1	3
Process Solutions	3	1	6	2

ITEM 3.	LEGAL PROCEEDINGS

There are claims, suits and complaints arising in the ordinary course of business filed or pending against us. Although we cannot predict the outcome of such claims, suits and complaints with certainty, we do not believe that the disposition of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

The Company is subject to an ongoing investigation by the U.S. Department of Justice and the Department of Commerce Bureau of Industry and Security regarding potential export controls violations arising from certain shipments by our Belgian subsidiary to one customer in Iran, Sudan and Syria in 2005 and 2006. The Company has cooperated with the investigation. At this time, we cannot determine the likely outcome of the current investigation or whether the Company will have any material liability associated with the shipments that are the subject of the investigation. It is not anticipated as probable that the Company will have a material liability associated with the shipments.

ITEM 4.	[REMOVED AND RESERVED]

Executive Officers of the Registrant

Peter C. Wallace, age 57, has been President and Chief Executive Officer of the Company since July 12, 2004. From October 2001 to July 2004, Mr. Wallace was President and CEO of IMI Norgren Group (sophisticated motion and fluid control systems for original equipment manufacturers). He was employed by Rexnord Corporation (power transmission and conveying components) for 25 years serving as President and Group Chief Executive from 1998 until October 2001 and holding a variety of senior sales, marketing, and international positions prior thereto.

Christopher M. Hix, age 49, was named Senior Vice President and Chief Financial Officer in October 2011. Prior to that, he was our Vice President and Chief Financial Officer since August 2006. He held various corporate finance and business development positions with Roper Industries (diversified industrial products) from 2001 to July 2006, the most recent being Vice President, Business Development and Assistant Secretary. He was Chief Financial Officer and Vice President of Customer Support for Somero Enterprises, Inc. from 1999 to 2001. From 1991 to 1999 he was with Roper Industries serving in various senior business unit financial and operational leadership positions.

Saeid Rahimian, age 53, was named Senior Vice President and President of our newly created Energy Services Group in October 2011. Prior to that, he was our Corporate Vice President and President, Fluid Management, since September 2005. He was Group Vice President and President of our R&M Energy Systems and Reactor Systems businesses from May 2004 to September 2005. He was President of our R&M Energy Systems business from 1998 to May 2004. Prior to 1998 he held various positions within Robbins & Myers, Inc.

Aaron H. Ravenscroft, age 33, was appointed as Vice President and President of our newly created Process and Flow Control Group in September 2011. Prior to joining us, he was employed by Gardner Denver (manufacturer of highly engineered compressors and blowers for industrial applications) from December 2008 to September 2011, where he held various management positions, the most recent being Vice President of Industrial Products-Europe. Prior to joining Gardner Denver, he was employed by Wabtec from 2003, where he held a series of management positions with increasing responsibility. Prior to 2003, he was employed by Janney Montgomery.

Jeffrey L. Halsey, age 59, has been our Vice President, Human Resources since July 2007. He held various Human Resources positions with ABB Ltd. from 1989 through 2006, most recently as Group Senior Vice President, Human Resources for ABB Inc. Prior to 1989 he was Vice President, Employee Relations for Pullman, Inc.

Kevin J. Brown, age 53, has been our Corporate Controller and Chief Accounting Officer since October 2006. He was our Vice President of Corporate Services, Investor Relations & Compliance from August 2006 to October 2006 and he was our Vice President and Chief Financial Officer from January 2000 to August 2006. Previously, he was our Controller and Chief Accounting Officer since December 1995. Prior to joining us, he was employed by the accounting firm of Ernst & Young LLP for 15 years.

Michael J. McAdams, age 62, has been our Treasurer since October 2005, and was Assistant Treasurer from September 2004 to September 2005. From 1999 to 2003, he was Treasurer of Evenflo Company, Inc. He was Treasurer of Advanced Silicon Materials, Inc. from 1996 to 1999. He was also employed by Armco, Inc. for 15 years, holding various finance positions, including the position of Assistant Treasurer.

Linn S. Harson, age 46, has been our Secretary and General Counsel since January 2009. She has been with the law firm of Thompson Hine LLP since 1996, and a partner in the same firm since January 2005.

The term of office of our executive officers is until the next Annual Meeting of Directors (January 5, 2012) or until their respective successors are elected.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A) Our common shares trade on the New York Stock Exchange under the symbol RBN. The prices presented in the following table are the high and low closing prices for the common shares for the periods presented.

Fiscal 2011	High	Low	Dividends Declared and Paid per Share
1st Quarter ended Nov. 30, 2010	$31.01	$24.43	$0.0425
2nd Quarter ended Feb. 28, 2011	43.08	31.87	0.0450
3rd Quarter ended May 31, 2011	45.99	38.94	0.0450
4th Quarter ended Aug. 31, 2011	54.79	38.93	0.0450

Fiscal 2010
1st Quarter ended Nov. 30, 2009	$25.76	$22.33	$0.0400
2nd Quarter ended Feb. 28, 2010	26.45	22.22	0.0425
3rd Quarter ended May 31, 2010	27.60	20.95	0.0425
4th Quarter ended Aug. 31, 2010	25.00	20.56	0.0425

(B) As of September 30, 2011, we had 337 shareholders of record.

(C) Dividends paid on common shares are presented in the table in Item 5(A). Our credit agreement includes certain covenants which restrict our payment of dividends, such that if immediately prior to, and after giving effect to, payment of such dividends, the consolidated leverage ratio is greater than 2.75 to 1.00, the aggregate of certain restricted purchases, redemptions and payments in the fiscal year does not exceed $25,000,000.

(D) In fiscal 2011, the Company issued 5,298 unregistered common shares upon the exercise of warrants that were converted in connection with the acquisition of T-3.

(E) The Company did not purchase any of its common shares during the quarter ended August 31, 2011. On October 27, 2008, our Board of Directors approved the repurchase of up to 3,000,000 of our outstanding common shares (the “Program”). The maximum number of shares that may yet be purchased under the Program is 992,463 shares. Also see Note 16—Subsequent Events, included in Item 8 of this Report.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data (1)

Robbins & Myers, Inc. and Subsidiaries

(In thousands, except per share and employee data)

The following selected financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included In Item 8 “Financial Statements and Supplementary Data”. Per share information for fiscal 2007 has been adjusted to reflect our fiscal 2008 stock split.

	2011	2010	2009	2008	2007
Operating Results
Orders (2)	$876,250	$521,948	$451,310	$667,621	$586,312
Ending backlog (2)	251,064	136,798	94,838	186,697	141,870
Sales (2)	820,640	478,193	527,345	636,472	566,173
EBIT (2,3,4)	131,343	46,918	72,076	110,061	93,670
Net income from continuing operations - Robbins & Myers, Inc. (3)	80,375	29,338	53,476	69,516	50,351
Net income per share from continuing operations (3):
Basic	$1.96	$0.89	$1.61	$2.01	$1.48
Diluted	1.94	0.89	1.61	2.00	1.47
Financial Condition
Total assets	$1,582,966	$817,021	$796,854	$864,717	$816,143
Total cash	230,606	149,213	108,169	123,405	116,110
Total long-term debt (excluding portion due within one year)	24	93	265	30,435	30,553
Total equity	1,166,419	491,024	483,111	515,456	424,947
Other Data
Cash flow from operating activities	$101,048	$88,483	$51,860	$89,560	$65,113
Capital expenditures, net	28,307	10,611	17,694	22,114	16,536
Amortization	15,684	601	1,107	1,279	1,631
Depreciation	18,277	15,029	15,119	14,970	14,993
Dividends declared per share	$0.1775	$0.1675	$0.1575	$0.1450	$0.1250
Number of employees	3,387	2,965	3,027	3,357	3,233

Notes to Selected Financial Data

(1)	We acquired all of the outstanding common stock and voting interests of T-3 Energy Services, Inc. (“T-3”) on January 10, 2011. We purchased the remaining 24 percent noncontrolling interest in our Process Solutions Group Chinese subsidiary on June 9, 2009. Our 51-percent-owned subsidiary, GMM, acquired Mavag on January 10, 2008. These transactions impact the comparability of the Selected Financial Data.
(2)	On April 29, 2011, we disposed of our Romaco segment which was accounted for as a discontinued operation. Orders, ending backlog, sales and EBIT reflect only continuing operations. Other information includes our Romaco segment for periods owned.
(3)	A summary of the Company’s special items, including inventory write-up values charged to cost of sales, and their impact on diluted earnings per share is as follows:

	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Pre-tax impact of special items expense (income):
Cost of sales-merger-related inventory write-up values	$9,499	$—	$—	$—	$—
Other merger-related costs:
Employee termination costs	3,022	—	—	—	—
Backlog amortization	7,234	—	—	—	—
Professional fees and accelerated equity compensation	5,884	—	—	—	—
Restructuring costs including severance	1,012	2,764	—	—	—
Net facility sale gains	—	—	—	(835)	(5,036)

Total special items	$26,651	$2,764	$—	$(835)	$(5,036)

(Decrease) increase in net income due to special items	$(18,058)	$(2,764)	$—	$543	$3,273
(Decrease) increase in diluted earnings per share due to special items	$(0.44)	$(0.08)	$—	$0.02	$0.10

(4)	The Company’s operating performance is evaluated using several measures. One of those measures, EBIT, is income before interest and income taxes and is reconciled to net income on our Consolidated Statement of Income. We evaluate performance of our business segments and allocate resources based on EBIT. EBIT is not, however, a measure of performance calculated in accordance with U.S. generally accepted accounting principles and should not be considered as an alternative to net income as a measure of our operating results. EBIT is not a measure of cash available for use by management.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the energy, industrial, chemical and pharmaceutical markets worldwide. With our acquisition of T-3 Energy Services, Inc. (“T-3”) on January 10, 2011 (“the acquisition date”), we are expanding and complementing our energy business in our Fluid Management segment, and creating a stronger strategic platform with better scale to support future growth. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. We have initiated restructuring programs to reduce manufacturing capacity while increasing utilization, standardizing product offerings to allow greater utilization of our lower cost manufacturing facilities, leveraging functional resources, and further integrating our business activities. We expect to continue our restructuring and streamlining efforts in certain businesses and pursue our organic and strategic growth initiatives to improve our competitiveness, financial results, long-term profitability and shareholder value.

Having mostly integrated the T-3 business in fiscal 2011, we expect to complete these efforts in fiscal 2012. Our fiscal 2012 Corporate priorities also include improving the performance of our Process Solutions Group, developing our aftermarket initiatives, expanding our capabilities in faster-growing global regions and pursuing acquisitions.

The demand for the Company’s products increased in fiscal 2011 as compared with fiscal 2010, resulting in aggregate year-over-year sales growth and improved margins. Although we continue to see strong demand across our end markets, global economic sentiment is uncertain. We are cautiously optimistic that recent market trends, primarily in our emerging markets and for certain product lines, especially serving oil and gas markets, will continue to grow in fiscal 2012.

Our Company has a Venezuelan subsidiary with net sales, operating income and total assets representing approximately one percent of our consolidated financial statement amounts in fiscal 2011 and 2010. In early January 2010, the Venezuelan government devalued its currency. Our subsidiary operated under a rate of 4.30 bolivars to the U.S. dollar, as compared with the previous rate of 2.15, and our fiscal 2010 and fiscal 2011 year-end financial statements reflected this new rate. In addition, the financial statements of our Venezuelan subsidiary were consolidated and reported under highly inflationary accounting rules under U.S. generally accepted accounting principles (“GAAP”) beginning in the second quarter of fiscal 2010, resulting in a translation loss of $2.2 million recorded in the income statement during fiscal 2010. The fiscal 2010 devaluation did not have a material impact on our consolidated financial statements in fiscal 2011.

With approximately 47% of our sales outside the United States, we can be affected by changes in currency exchange rates between the U.S. dollar and the foreign currencies in non-U.S. countries in which we operate. The impact on net income, sales and orders due to foreign exchange changes was not material for fiscal 2011 compared with fiscal 2010. Additionally, the assets and liabilities of our foreign operations are translated at the exchange rates in effect at the balance sheet date, with related gains or losses reported as a separate component of our shareholders’ equity, except for Venezuela, which is reported following highly inflationary accounting rules under U.S. GAAP, as mentioned above. The marginal strengthening of most foreign currencies against the U.S. dollar in fiscal 2011 did not materially impact our financial condition at the end of fiscal 2011 as compared with the end of fiscal 2010.

As mentioned above, on January 10, 2011, we acquired 100% of the outstanding common stock and voting interests of T-3 for a purchase price of approximately $618.4 million, which consisted of approximately $106.3 million in cash, $492.1 million as the fair value of our common shares and $20.0 million as the fair value of options and warrants issued to replace T-3 grants for pre-merger services and warrants. The operating results of T-3 are included in our consolidated financial statements since the acquisition date within our Fluid Management segment. T-3 designs, manufactures, repairs and services products used in the drilling, completion and production of new oil and gas wells, the workover of existing wells, and the production and transportation of oil and gas. Its products are used in both onshore and offshore applications throughout the world. The Company has achieved its first year integration savings; however, we caution readers that while pre- and post-acquisition comparisons as well as quantified amounts themselves may provide indications of general trends, actual cost savings and operating results due to the merger may differ from previous management estimates.

During the third quarter of fiscal 2011, we entered into an agreement to divest our Romaco businesses (Romaco segment) which design, manufacture and market packaging and secondary processing equipment for the pharmaceutical, healthcare, nutraceutical, food and cosmetic industries. This divestiture was part of the Company’s portfolio management process and operating strategy to simplify the business and improve its profit profile, and to focus on growing the Company around core competencies. The results of operations for our Romaco segment are reported as discontinued operations for all periods presented. On April 29, 2011, we completed the sale of all the shares and equity interest in our Romaco businesses for a consideration of approximately €64 million (approximately $95 million at the time of closing), which included €61 million in cash and €3 million of liabilities assumed. For fiscal 2011, income from discontinued operations, net of income taxes, was approximately $53.6 million. The gain on disposal included the realization of amounts in accumulated other comprehensive income or loss of $13.8 million. For tax purposes, the gain on disposal of the Romaco segment was minimal. (See Note 4 in Item 8 of this Report).

With the sale of our Romaco segment, our business consists of two market focused segments: Fluid Management, which includes T-3, and Process Solutions.

Fluid Management. Order levels from customers served by our Fluid Management segment continued to show strong year-over-year improvements in fiscal 2011 compared with fiscal 2010. Demand for our energy products and services remained robust and industrial demand improved. Our primary objectives for this segment are to increase our manufacturing capacity to meet current demand, expand our geographic reach, improve our selling and product management capabilities, commercialize new products in our niche market sectors, develop new customer relationships, and obtain further merger-related cost savings and synergies. Our Fluid Management business segment, which includes T-3, designs, manufactures, markets, repairs and services equipment and systems including hydraulic drilling power sections, blow-out preventers (“BOPs”), pressure control systems, wellhead equipment, frac manifolds and trees, high pressure engineered gate valves, down-hole and industrial progressing cavity pumps and related products such as grinders for applications involving the flow of viscous, abrasive and solid-laden slurries and sludge, standard and customized fluid-agitation equipment and systems, and a broad line of ancillary equipment for the energy sector, such as rod guides, rod and tubing rotators, pipeline closure products and valves. These products are used in oil and gas exploration and recovery, specialty chemical, wastewater treatment and a variety of other industrial applications.

Process Solutions. Our Process Solutions segment orders improved in fiscal 2011 over fiscal 2010, achieving the highest levels since fiscal 2008. However, pricing has not fully recovered for European chemical market capital goods. Our primary objectives are to reduce operating costs in developed regions, increase manufacturing capabilities in low cost areas and increase aftermarket opportunities. Our Process Solutions business segment designs, manufactures and services glass-lined reactors and storage vessels, customized equipment, systems and fluoropolymer-lined fittings, vessels and accessories, primarily for the pharmaceutical and specialty chemical markets.

Results of Operations

The following tables present components of our Consolidated Statement of Income and segment information for our continuing operations.

Consolidated	2011	2010	2009
Sales	100.0%	100.0%	100.0%
Cost of sales	62.8	66.8	64.6

Gross profit	37.2	33.2	35.4
SG&A expenses	19.1	22.8	21.7
Other expense	2.1	0.6	—

EBIT	16.0%	9.8%	13.7%

By Segment	2011	2010	2009
Fluid Management:	(In millions, except percents)
Sales	$607.5	$308.5	$327.9
EBIT	154.3	75.3	80.0
EBIT %	25.4%	24.4%	24.4%
Process Solutions:
Sales	$213.2	$169.7	$199.4
EBIT	3.5	(8.7)	8.6
EBIT %	1.6%	(5.1)%	4.3%
Consolidated:
Sales	$820.6	$478.2	$527.3
EBIT	131.3	46.9	72.1
EBIT %	16.0%	9.8%	13.7%

The comparability of the operating results has been impacted by restructuring costs in fiscal 2011 and 2010, as well as merger-related costs in fiscal 2011. See Note 6 - Statement of Income Information in Item 8 of this Report for further discussion. In addition, the comparability of the segment data is impacted by changes in foreign currency exchange rates, due to the translation of non-U.S. dollar denominated subsidiary results into U.S. dollars, acquisition of T-3 (included in our Fluid Management segment) on January 10, 2011, as well as general economic conditions in the end markets we serve.

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

Fiscal Year Ended August 31, 2011 Compared with Fiscal Year Ended August 31, 2010

Net Sales

Consolidated net sales from continuing operations for fiscal 2011 were $820.6 million, or $342.4 million higher than fiscal 2010 net sales, an increase of 72%. Excluding the impact of currency translation and the T-3 acquisition, net sales increased by $152.4 million, or 32%, due to higher sales in both of our segments in fiscal 2011.

The Fluid Management segment, which includes T-3 results since January 10, 2011, had sales of $607.5 million in fiscal 2011 compared with $308.5 million in fiscal 2010. Excluding the impacts of foreign currency translation and T-3 acquisition, sales in fiscal 2011 increased $114.5 million, or 37%. The increase was primarily in our energy markets, due to strong growth in horizontal rigs, as exploration and production companies invested to capture oil and gas from shale formations in North America. Orders for this segment were $648.5 million in fiscal 2011 compared with $332.6 million in fiscal 2010. Excluding currency and acquisition impacts, orders in fiscal 2011 grew $94.2 million, or 28%, due to strong market conditions. Ending backlog at August 31, 2011, including T-3 backlog of $91.3 million, was $153.2 million compared with $58.1 million at August 31, 2010.

The Process Solutions segment had sales of $213.2 million in fiscal 2011 compared with $169.7 million in fiscal 2010, an increase of $43.5 million, or 26%. Excluding currency impact, sales in fiscal 2011 increased $37.9 million, or 22%, from the prior year, due to improving demand for capital goods in global chemical markets. Segment orders in fiscal 2011 continued to improve from fiscal 2010 and were $227.7 million, compared with $189.3 million in fiscal 2010. Excluding currency impact, orders increased $34.0 million, or 18%, in fiscal 2011 compared with fiscal 2010, reflecting improved demand in certain end markets outside Europe. Ending backlog at August 31, 2011 was $97.8 million compared with $78.7 million at August 31, 2010.

Earnings Before Interest and Income Taxes (EBIT)

Consolidated EBIT from continuing operations for fiscal 2011 was $131.3 million compared with $46.9 million in fiscal 2010, an increase of $84.4 million. Excluding the impacts of currency translation and acquisition, consolidated EBIT in fiscal 2011 increased by $67.2 million. This increase in consolidated EBIT, despite higher costs associated with the T-3 acquisition of $25.6 million, was mainly attributable to the higher sales volume described above in all our business platforms and a favorable sales mix in our Fluid Management segment. We also experienced $1.8 million of lower restructuring charges in our Process Solutions segment in fiscal 2011 compared with fiscal 2010.

The Fluid Management segment had EBIT of $154.3 million in fiscal 2011 compared with $75.3 million in fiscal 2010. Excluding currency and acquisition impacts, EBIT for fiscal 2011 increased by $61.4 million, or 82%, due principally to the sales increase and a favorable product mix.

The Process Solutions segment had EBIT of $3.5 million in fiscal 2011 compared with a loss of $8.7 million in fiscal 2010. This increase in EBIT resulted from higher sales volume in fiscal 2011, as well as lower restructuring charges of $1.8 million.

Corporate costs were $6.8 million higher in fiscal 2011 compared with fiscal 2010, primarily due to $5.9 million of costs associated with professional fees and accelerated stock compensation expense related to the T-3 merger transaction.

Income Taxes

Our effective tax rate for continuing operations was 38.2% for fiscal 2011 compared with 35.2% in fiscal 2010. The current year effective tax rate is higher than the U.S. statutory tax rate and the effective tax rate in fiscal 2010, primarily due to the recording of an additional valuation allowance of $7.0 million for certain deferred tax assets in our Process Solutions segment. Excluding this impact, the effective tax rate for fiscal 2011 was lower than the U.S. federal statutory tax rate primarily due to certain U.S. permanent deductions and tax credits.

The effective tax rate for fiscal 2010 from continuing operations approximated the U.S. federal statutory tax rate.

Net Income

Our net income in fiscal 2011, which includes income from discontinued operations, net of tax, of $53.6 million (see Note 4 - Discontinued Operations in Item 8 of this Report), was $134.0 million compared with $33.2 million in fiscal 2010, which included net income from discontinued operations of $3.9 million. Net income from continuing operations in fiscal 2011 was $80.4 million, compared with $29.3 million in fiscal 2010. The increase in fiscal 2011 net income was primarily driven by higher sales volume and a favorable product mix, somewhat reduced by charges relating to the acquisition of T-3.

Fiscal Year Ended August 31, 2010 Compared with Fiscal Year Ended August 31, 2009

Net Sales

Consolidated sales from continuing operations for fiscal 2010 were $478.2 million compared with $527.3 million in fiscal 2009, a decrease of $49.1 million, or 9%. Excluding the impact of currency translation, sales decreased by $58.4 million, or 11% due to lower sales in both of our segments in the first six months of fiscal 2010. Sales in the second half of fiscal 2010 were higher than the comparable period of the prior year.

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

The Process Solutions segment had sales of $169.7 million in fiscal 2010 compared with $199.4 million in fiscal 2009, a decrease of $29.7 million, or 15%. Excluding the impact of currency translation, sales decreased by $34.4 million, or 17% from 2009 results which benefited from significant backlog at the beginning of the fiscal year. Orders in fiscal 2010, however, improved from the latter half of fiscal 2009 to $189.3 million due to improved market conditions. Excluding foreign currency impact, orders increased by $8.9 million, or 5% over prior year. Demand in our Western chemical markets was weak, while demand in our Asian market was favorable. Ending backlog of $78.7 million was 32% higher than at the end of prior year.

Earnings Before Interest and Income Taxes (EBIT)

Consolidated EBIT from continuing operations for fiscal 2010 was $46.9 million compared with $72.1 million in fiscal 2009, a decrease of $25.2 million. Results for fiscal 2010 included other expense of $2.8 million related to restructuring costs in our Process Solutions segment. Excluding the impacts of other expense and currency, consolidated EBIT decreased $27.0 million mainly due to lower sales volume described above in both of our segments, a $2.2 million highly inflationary currency loss related to our Venezuelan operations, European pricing pressures in our Process Solutions segment and higher corporate costs related to strategic and legal matters. Consistent with the sales variances described above, the unfavorable variances related primarily to the first six months of the fiscal year.

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

Income Taxes

Our effective tax rate for continuing operations was 35.2% in fiscal 2010 and 23.7% in fiscal 2009. The fiscal 2010 effective tax rate for continuing operations approximated the U.S. federal statutory tax rate. The fiscal 2009 effective tax rate for our continuing operations was lower than the U.S. federal statutory tax rate due to a non-recurring tax planning gain and finalizing earlier tax estimates.

Net Income

Our net income in fiscal 2010, which included net income from discontinued operations, net of tax, of $3.9 million, was $33.2 million compared with $55.4 million in fiscal 2009, which included net income from discontinued operations, net of tax, of $1.9 million. The decrease in net income in fiscal 2010 compared with fiscal 2009 was a result of lower sales, pricing pressures in certain product lines, higher costs related to restructuring, legal and strategic matters and a higher tax rate, partly offset by cost reduction initiatives.

Liquidity and Capital Resources

Operating Activities

In fiscal 2011, our cash inflow from operating activities was $101.0 million, compared with $88.5 million in fiscal 2010, an increase of $12.5 million. This increase was caused by higher net income, somewhat reduced by higher working capital needs in fiscal 2011 to support our sales and profit growth, payments for restructuring costs accrued at the end of fiscal 2010, increased funding for U.S. pension plans, and payments related to accruals in the opening balance sheet of T-3. Cash flows from operating activities can fluctuate significantly from period-to-period due to working capital needs and the timing of payments for items such as income taxes, restructuring activities, pension funding and other items.

We expect our available cash, fiscal 2012 operating cash flow and availability under our credit agreement to be adequate to fund fiscal year 2012 operating needs, shareholder dividends, capital expenditures, and additional share repurchases, if any.

Investing Activities

In fiscal 2011, the Company continued to generate substantial cash from operating activities, which resulted in a strong year end financial position, with resources available for reinvestment in existing businesses and acquisitions.

Our net cash outflows relating to investing activities for fiscal 2011 of $29.5 million included $90.4 million of cash used for the T-3 acquisition, net of cash acquired; cash proceeds from sale of our Romaco businesses of $89.2 million and $28.3 million of capital expenditures. Capital expenditures in fiscal 2011 were $17.7 million higher than in fiscal 2010 and were primarily related to our cost reduction and sales growth initiatives.

In fiscal 2010, our net cash outflows from investing activities of $8.1 million consisted of capital expenditures of approximately $10.6 million and asset sale proceeds of $2.5 million related to the sale of certain of our assets at two of our business units.

In fiscal 2009, our net cash outflows from investing activities of $20.0 million consisted of capital expenditures of approximately $17.7 million and the purchase of the remaining 24 percent noncontrolling interest in our Process Solutions Group Chinese subsidiary for $2.3 million, which we funded from available cash balances.

The Company expects fiscal 2012 capital spending to be substantially higher than in fiscal 2011 in order to support expected growth, depending on business conditions and the success of certain customer initiatives.

Financing Activities

Our cash inflows from financing activities for fiscal 2011 were $10.5 million. Proceeds from the sale of common stock were $22.4 million in fiscal 2011 and were primarily due to exercise of stock options and related tax benefits. Dividends paid during fiscal 2011 were $7.6 million, or $2.1 million higher than fiscal 2010, primarily due to additional shares issued in January 2011 related to our T-3 merger. The quarterly dividend rate per common share was increased in January 2011 from $0.0425 to $0.0450.

From available cash balances, we repaid the remaining $30.0 million of Senior Notes on the May 3, 2010 maturity date.

On October 27, 2008, we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares. We acquired approximately 2.0 million of our outstanding common shares for $39.1 million under the repurchase program in fiscal 2009. There were no such share repurchases in fiscal 2011 and 2010.

Subsequent to year end, on October 6, 2011, the Company announced that its Board of Directors had authorized to repurchase up to 3.0 million of the Company’s outstanding common shares, in addition to the approximately 1.0 million currently available for repurchase under the October 2008 authorization by the Board of Directors. Repurchases will generally be made in the open market or in privately negotiated transactions that will not exceed prevailing market prices, subject to regulatory considerations and market conditions. Repurchases will be funded from the Company’s available cash and credit facilities.

Credit Agreement

On March 31, 2011, we entered into a new Bank Credit Agreement (the “Agreement”). The Agreement replaces our previous Bank Credit Agreement which would have expired in December 2011.

The Agreement provides that we may borrow, for the five-year term of the Agreement, on a revolving credit basis up to a maximum of $150.0 million at any one time. In addition, under the terms of the Agreement, we are entitled, on up to six occasions prior to the maturity of the loan, subject to the satisfaction of certain conditions, to increase the aggregate commitments under the Agreement in the aggregate principal amount of up to $150.0 million. All outstanding amounts under the Agreement are due and payable on March 16, 2016. Interest is variable based upon formulas tied to a Eurocurrency rate or an alternative base rate defined in the Agreement, at our option. Borrowings, which may also be used for general corporate purposes, are unsecured, but are guaranteed by certain of our subsidiaries. While no amounts are outstanding under the Agreement at August 31, 2011, we have $28.5 million of standby letters of credit outstanding at August 31, 2011. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement, we have $121.5 million of unused borrowing capacity.

The Agreement contains customary representations and warranties, default provisions and affirmative and negative covenants, including limitations on indebtedness, liens, asset sales, mergers and other fundamental changes involving the Company, permitted investments, sales and lease backs, cash dividends and share repurchases, and financial covenants relating to interest coverage and leverage. As of August 31, 2011, we are in compliance with these covenants.

Segments

Effective in the first quarter of fiscal 2012, the Company reorganized its management structure resulting in a realignment of its operating segments. As a result, the Company’s operating segments will be Energy Services, which includes the R&M Energy and T-3 product lines, and Process and Flow Control, which includes principally the Moyno Industrial, Chemineer and Pfaudler product lines.

Critical Accounting Policies and Estimates

This “Management’s Discussion and Analysis” is based on our Consolidated Financial Statements and the related notes. The more critical accounting policies used in the preparation of our Consolidated Financial Statements are discussed below.

Revenue Recognition

We recognize revenue at the time of title passage to our customer which is generally upon shipment of the product. We recognize revenue for certain longer-term contracts based on the percentage of completion method. The percentage of completion method requires estimates of total expected contract revenue and costs. We follow this method because we can make reasonably dependable estimates of the revenue and cost applicable to various stages of a contract. Revisions in profit estimates are reflected in the period in which the facts that gave rise to the revision become known.

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

Acquisition and Disposition

On January 10, 2011 (“the acquisition date”), we completed our acquisition of T-3 Energy Services, Inc. (“T-3”), such that T-3 became a wholly-owned subsidiary of Robbins & Myers, Inc. The operating results of T-3 are included in our consolidated financial statements since the acquisition date within our Fluid Management segment. See Note 3 - Acquisition in Item 8 of this Report. The merger was accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”. Accordingly, we made an allocation of the purchase price at the acquisition date based upon our estimates of the fair value of the acquired assets and assumed liabilities obtained during our due diligence process and through other sources, including through tangible and intangible asset appraisals. Additionally, as required by ASC 805, all integration-related costs, including professional fees and severance, were expensed as incurred.

In fiscal 2011, we completed the sale of all the shares and equity interest in our Romaco businesses (Romaco segment). The results of our Romaco segment are reported as discontinued operations for all periods presented. See Note 4 - Discontinued Operations in Item 8 of this Report.

Goodwill and Other Intangible Assets

Goodwill is tested on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated at our reporting unit level, were performed at year-end for fiscal 2011 (our annual impairment test date) using both a market approach, as well as a discounted cash flow methodology (“income approach”). The market approach determines the value of a reporting unit by deriving market multiples for reporting units based on assumptions potential market participants would use in establishing a bid price for the unit. This approach therefore assumes strategic initiatives will result in improvements in operational performance in the event of purchase, and includes the application of a discount rate based on market participant assumptions with respect to capital structure and access to capital markets. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current and future market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Our final estimate of fair value of reporting units is developed by a combination of the fair values determined through both the market and income approaches. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. Although our market participant assumptions and cash flow forecasts are based on assumptions that are consistent with the market environment and plans and estimates we are using to manage the underlying businesses, there is significant judgment in applying these assumptions to our valuations. The impairment testing performed by the Company at August 31, 2011 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, and, as such, no impairment existed.

Our definite-lived intangible assets are generally amortized on a straight line basis, with estimated useful lives ranging from under a year to 20 years. These assets are evaluated periodically and when events or circumstances indicate a possible inability to recover their carrying amount. When events and circumstances indicate that the carrying values of these definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. If the sum of the expected undiscounted future cash flows is less than the carrying amount, we recognize an impairment loss for the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair values of these assets including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.

Losses, if any, resulting from impairment tests for goodwill and definite-lived intangible assets would be reflected in income before interest and income taxes in our Consolidated Statement of Income.

Foreign Currency Accounting

Gains and losses resulting from the settlement of a transaction in a currency different from that used to record the transaction are charged or credited to net income when incurred. Adjustments resulting from the translation of non-U.S. dollar functional currency denominated financial statements into U.S. dollars are recognized in accumulated other comprehensive income or loss in the Consolidated Balance Sheet (except Venezuela, which was reported under highly inflationary accounting rules since our second quarter of fiscal 2010-see below).

Our Company has a Venezuelan subsidiary with net sales, operating income and total assets representing approximately one percent of our consolidated financial statement amounts for fiscal 2009, 2010 and 2011. In early January 2010, the Venezuelan government devalued its currency. Our subsidiary operated under a rate of 4.30 bolivars to the U.S. dollar, as compared with the previous rate of 2.15, and our fiscal 2010 and fiscal 2011 year-end financial statements reflected this new rate. In addition, the financial statements of our Venezuelan subsidiary were consolidated and reported under highly inflationary accounting rules under U.S. generally accepted accounting principles beginning in the second quarter of fiscal 2010, with all gains or losses from remeasurement reflected in our Consolidated Statement of Income since the second quarter of fiscal 2010.

We use permanently invested intercompany loans as a source of capital to reduce the exposure to foreign currency fluctuations in our foreign subsidiaries. These loans are treated as analogous to equity for accounting purposes. Therefore, we record foreign exchange gains or losses on these intercompany loans in accumulated other comprehensive income or loss.

Pensions

We maintain defined benefit and defined contribution pension plans that provide retirement benefits to substantially all U.S. employees and certain non-U.S. employees. Pension expense for fiscal 2011 and beyond is dependent on a number of factors including returns on plan assets and changes in plan discount rates and therefore cannot be predicted with certainty.

A significant factor in determining the amount of expense recorded for a funded pension plan is the expected long-term rate of return on plan assets. We develop the long-term rate of return assumption based on the current mix of equity and debt securities included in plan assets and on the historical returns on those types of investments, judgmentally adjusted to reflect current expectations of future returns. At August 31, 2011, the weighted average expected rate of return on plan assets was 7.2%.

In addition to the expected rate of return on plan assets, recorded pension expense includes the effects of service cost – the actuarial cost of benefits earned during a period – and interest on the plan’s liabilities to participants. These amounts are determined actuarially based on current discount rates and assumptions regarding matters such as future salary increases and mortality. Differences in actual experience in relation to these assumptions are generally not recognized immediately but rather are deferred together with asset-related gains or losses. When cumulative asset-related and liability-related gains or losses exceed the greater of 10% of total liabilities or the calculated value of plan assets, the excess is amortized and included in pension income or expense. At August 31, 2011, the weighted average discount rate used to value plan liabilities was 5.0%. We determine our discount rate based on an actuarial yield curve applied to the payments we expect to make out of our defined benefit plans.

The Company reviews its actuarial assumptions on an annual basis and makes modifications based on current rates and trends when appropriate. Additional changes in the key assumptions discussed above would affect the amount of pension expense currently expected to be recorded for years subsequent to fiscal 2011. Specifically, a one-half percent decrease in the rate of return on assets assumption would have the effect of increasing pension expense by approximately $0.4 million. A comparable increase in this assumption would have the opposite effect. In addition, a one-half percent increase in the discount rate would decrease pension expense by $0.5 million, and a comparable decrease in the discount rate would increase expense by approximately $0.6 million.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” that amends existing disclosure requirements under ASC 820, by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU was effective for us in the fourth quarter of fiscal 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning in our fiscal 2012. The adoption of this standard that was applicable for fiscal 2010 did not have a material impact on our consolidated financial statements. We do not expect the remaining adoption of this standard in fiscal 2012 for level 3 activity disclosure to have a material impact on our consolidated financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in this ASU achieve the objectives of developing common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and improving their understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. This standard will be effective for us beginning in our third quarter of fiscal 2012. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” that addresses the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. This standard will be effective for us beginning in our third quarter of fiscal 2012. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” that gives both public and nonpublic entities the option to qualitatively determine whether they can bypass the existing two-step goodwill impairment test under ASC 350-20. Under the new standard, if an entity chooses to perform a qualitative assessment and determines that it is more likely than not (a more than 50 percent likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test in ASC 350-20 and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The decision to perform a qualitative assessment is made at the reporting unit level, and an entity with multiple units may utilize a mix of qualitative assessments and quantitative tests among its reporting units. This standard is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This standard will be effective for us beginning in our third quarter of fiscal 2012. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Contractual Obligations

Following is information regarding our long-term contractual obligations and other commitments outstanding as of August 31, 2011:

	Payments Due by Period
	Total	One year or less	Two to three years	Four to five years	After five years
Long-term contractual obligations	(In thousands)
Debt obligations	$445	$421	$24	$—	$—
Operating leases (1)	20,734	6,500	8,691	3,843	1,700

Total contractual cash obligations	$21,179	$6,921	$8,715	$3,843	$1,700

(1)	Operating leases consist primarily of building and equipment leases.

Unrecognized tax benefits in the amount of $5,596,000, including interest and penalties, have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of future payments. The only other commercial commitments outstanding were standby letters of credit of $28,499,000. Of this outstanding amount, $25,264,000 is due within a year and $3,235,000 is due within two to three years.

Other Off-Balance Sheet Arrangements

In fiscal 2011, the Company divested its Romaco businesses. In connection with this divestiture, the Company has provided certain representations, warranties and/or indemnities to cover various risks and liabilities, such as claims for damages arising out of the use of products or relating to intellectual property matters, commercial disputes, environmental matters or tax matters. The Company has not included any such items in the table above because they relate to unknown conditions and the Company cannot estimate the likelihood or the amount of potential liabilities from such matters. The Company does not believe that any such liability will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain operations in the U.S. and foreign countries. We have market risk exposure to foreign exchange rates in the normal course of our business operations. Our significant non-U.S. operations have their local currencies as their functional currency and primarily buy and sell using that same currency. The Company also operates in Venezuela, whose currency in 2010 became highly inflationary, as defined by U.S. generally accepted accounting principles, causing us to utilize the U.S. dollar as the functional currency. Sales, operating income and total assets in Venezuela represent approximately 1% of our consolidated financial statement amounts. We manage our exposure to net assets and cash flows in currencies other than U.S. dollars by minimizing our non-U.S. dollar net asset positions. Under certain conditions, we may enter into hedging transactions, primarily currency swaps, under established policies and guidelines that enable us to mitigate the potential adverse impact of foreign exchange rate risk. We do not engage in trading or other speculative activities with these transactions as established policies require that these hedging transactions relate to specific currency exposures. We currently do not have any such hedging transactions in place.

Our main foreign exchange rate exposures relate to assets, liabilities and cash flows denominated in British pounds, euros, Indian rupees, Chinese renminbi and Canadian dollars and the general economic exposure that fluctuations in these currencies could have on the U.S. dollar value of future non-U.S. cash flows. To illustrate the potential impact of changes in foreign currency exchange rates on us for fiscal 2011, the net unhedged exposures in each currency were remeasured assuming a 10% decrease in foreign exchange rates compared with the U.S. dollar. Using this method, our EBIT for fiscal 2011 would have decreased by $2.2 million and our cash flow from operations for fiscal 2011 would have decreased by $1.3 million. This calculation assumed that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes may also affect the volume of sales or the foreign currency sales prices as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not include any effects of potential changes in sales levels or local currency prices.

At August 31, 2011, our total debt of $0.4 million had a weighted average variable interest rate of 11.8%. The estimated fair value of our debt at August 31, 2011 approximates its carrying value due to the short period until maturity or the variable rate nature of the instruments. The following table presents the aggregate maturities and related weighted average interest rates of our debt obligations at August 31, 2011 by maturity dates:

	Non-U.S. Dollar Variable Rate
	Amount	Rate
Maturity Date	(In thousands, except percents)
2012	$421	12.38%
2013	24	2.00
2014	—	—
2015	—	—
2016	—	—
Thereafter	—	—

Total	$445	11.82%

Fair value	$445

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Robbins & Myers, Inc. and Subsidiaries

We have audited Robbins & Myers, Inc. and Subsidiaries’ internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Robbins & Myers, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Robbins & Myers, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Robbins & Myers, Inc. and Subsidiaries as of August 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended August 31, 2011 and our report dated October 27, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cincinnati, Ohio

October 27, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Robbins & Myers, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Robbins & Myers, Inc. and Subsidiaries as of August 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended August 31, 2011. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Robbins & Myers, Inc. and Subsidiaries at August 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Robbins & Myers, Inc. and Subsidiaries’ internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 27, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cincinnati, Ohio

October 27, 2011

CONSOLIDATED BALANCE SHEET

Robbins & Myers, Inc. and Subsidiaries

(In thousands, except share data)

	August 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$230,606	$149,213
Accounts receivable	166,511	93,466
Inventories	151,463	84,716
Other current assets	11,247	5,983
Deferred taxes	18,674	13,683
Assets of discontinued operations	—	79,247

Total Current Assets	578,501	426,308
Goodwill	592,051	249,741
Other Intangible Assets	206,668	3,774
Deferred Taxes	26,344	31,002
Other Assets	13,776	9,715
Property, Plant and Equipment	165,626	96,481

	$1,582,966	$817,021

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$84,761	$45,888
Accrued expenses	90,159	69,023
Deferred taxes	1,094	2,882
Current portion of long-term debt	421	133
Liabilities of discontinued operations	—	46,815

Total Current Liabilities	176,435	164,741
Long-Term Debt, Less Current Portion	24	93
Deferred Taxes	131,697	40,615
Other Long-Term Liabilities	108,391	120,548
Robbins & Myers, Inc. Shareholders’ Equity:
Common stock-without par value:
Authorized shares-80,000,000
Issued shares-47,933,190 in 2011 (35,004,612 in 2010)	730,765	192,749
Treasury shares-2,047,194 in 2011 (2,045,748 in 2010)	(39,545)	(39,564)
Retained earnings	498,653	372,198
Accumulated other comprehensive loss:
Foreign currency translation	(6,623)	(4,052)
Pension liability	(33,312)	(45,267)

Total	(39,935)	(49,319)

Total Robbins & Myers, Inc. Shareholders’ Equity	1,149,938	476,064
Noncontrolling Interest	16,481	14,960

Total Equity	1,166,419	491,024

	$1,582,966	$817,021

See Notes to Consolidated Financial Statements

CONSOLIDATED EQUITY STATEMENT

Robbins & Myers Inc. and Subsidiaries

(In thousands, except share and per share data)

	Robbins & Myers, Inc. Shareholders’ Equity
	Common Shares	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at August 31, 2008	$185,552	$(1,947)	$294,409	$22,003	$15,439	$515,456
Net income			55,364		1,210	56,574
Change in foreign currency translation				(26,807)	(859)	(27,666)
Change in pension liability, net of tax				(21,119)		(21,119)

Comprehensive income					351	7,789
Dividends and other-net					(1,630)	(1,630)
Restricted stock grants-net, 38,816 shares (15,022 from Treasury)
Restricted stock expense	734					734
Cash dividend declared, $0.1575 per share			(5,243)			(5,243)
Treasury stock purchases-share buyback program, 2,007,537 shares		(39,114)				(39,114)
Treasury stock purchases-other, 34,920 shares		(546)				(546)
Issuance of restricted stock from Treasury stock, 55,266 shares	(1,854)	1,854				—
Stock option expense	1,008					1,008
Performance stock award expense	1,719					1,719
Proceeds from employee benefit plan share sales, 62,948 shares	1,234					1,234
Stock options exercised, 34,462 shares	373					373
Tax impact of vested restricted stock and stock options exercised	1,331					1,331

Balance at August 31, 2009	190,097	(39,753)	344,530	(25,923)	14,160	483,111
Net income			33,197		950	34,147
Change in foreign currency translation				(14,190)	538	(13,652)
Change in pension liability, net of tax				(9,206)		(9,206)

Comprehensive income					1,488	11,289
Dividends and other-net					(688)	(688)
Restricted stock grants-net, 110,890 shares (37,961 from Treasury)
Restricted stock expense	760					760
Cash dividend declared, $0.1675 per share			(5,529)			(5,529)
Treasury stock purchases-other, 37,670 shares		(886)				(886)
Issuance of restricted stock from Treasury stock, 37,961 shares	(1,075)	1,075				—
Stock option expense	1,051					1,051
Performance stock award expense	1,224					1,224
Proceeds from employee benefit plan share sales, 43,191 shares	1,036					1,036
Stock options exercised, 4,334 shares	50					50
Tax impact of vested restricted stock and stock options exercised	(394)					(394)

Balance at August 31, 2010	192,749	(39,564)	372,198	(49,319)	14,960	491,024
Net income			134,012		904	134,916
Change in foreign currency translation, net of divested businesses				(2,571)	1,116	(1,455)
Change in pension liability, net of tax and divested businesses				11,955		11,955

Comprehensive income					2,020	145,416
Dividends and other-net					(499)	(499)
Restricted stock grants-net, 58,003 shares (10,728 from Treasury)
Restricted stock expense	1,331					1,331
Cash dividend declared, $0.1775 per share			(7,557)			(7,557)
Treasury stock purchases-other, 12,174 shares		(442)				(442)
Issuance of restricted stock from Treasury stock, 10,728 shares	(461)	461				—
Stock option expense	1,755					1,755
Performance stock award expense	1,178					1,178
Proceeds from employee benefit plan share sales, 23,274 shares	758					758
Stock options exercised, 901,861 shares	21,029					21,029
Tax impact of vested restricted stock and stock options exercised	378					378
Merger-related T-3 options and warrants	19,693					19,693
Shares issued for T-3 merger, 11,950,870 shares	492,137					492,137
Exercise of T-3 warrants, 5,298 shares	218					218

Balance at August 31, 2011	$730,765	$(39,545)	$498,653	$(39,935)	$16,481	$1,166,419

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF INCOME

Robbins & Myers, Inc. and Subsidiaries

(In thousands, except per share data)

	Years ended August 31,
	2011	2010	2009
Sales	$820,640	$478,193	$527,345
Cost of sales	515,574	319,490	340,715

Gross profit	305,066	158,703	186,630
Selling, general and administrative expenses	156,571	109,021	114,554
Other expense	17,152	2,764	—

Income before interest and income taxes (EBIT)	131,343	46,918	72,076
Interest (income) expense, net	(196)	195	382

Income from continuing operations before income taxes	131,539	46,723	71,694
Income tax expense	50,260	16,435	17,008

Net income from continuing operations including noncontrolling interest	81,279	30,288	54,686
Income from discontinued operations, net of tax	53,637	3,859	1,888

Net income including noncontrolling interest	134,916	34,147	56,574
Less: Net income attributable to noncontrolling interest	904	950	1,210

Net income attributable to Robbins & Myers, Inc.	$134,012	$33,197	$55,364

Net income per share from continuing operations:
Basic	$1.96	$0.89	$1.61

Diluted	$1.94	$0.89	$1.61

Net income per share:
Basic	$3.26	$1.01	$1.67

Diluted	$3.24	$1.01	$1.66

Weighted average common shares outstanding:
Basic	41,063	32,924	33,227

Diluted	41,420	33,004	33,261

See Notes to Consolidated Financial Statements

CONSOLIDATED CASH FLOW STATEMENT

Robbins & Myers, Inc. and Subsidiaries

(In thousands)

	Years Ended August 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income including noncontrolling interest	$134,916	$34,147	$56,574
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	18,277	15,029	15,119
Amortization	15,684	601	1,107
Deferred taxes	12,394	(5,003)	4,417
Stock compensation	4,264	3,035	3,461
Gain on sale of businesses	(53,357)	—	—
Gain on sale of assets	—	(1,022)	—
Changes in operating assets and liabilities:
Accounts receivable	(32,960)	(5,176)	34,457
Inventories	(14,409)	3,893	(3,651)
Other assets	2,992	3,484	(4,056)
Accounts payable	21	13,144	(28,394)
Accrued expenses and other liabilities	13,226	26,351	(27,174)

Net cash and cash equivalents provided by operating activities	101,048	88,483	51,860
INVESTING ACTIVITIES
Business acquisition, net of cash acquired	(90,410)	—	(2,325)
Proceeds from sale of businesses	89,247	—	—
Proceeds from sale of assets	—	2,464	—
Capital expenditures, net of nominal disposals	(28,307)	(10,611)	(17,694)

Net cash and cash equivalents used by investing activities	(29,470)	(8,147)	(20,019)
FINANCING ACTIVITIES
Proceeds from debt borrowings	8,409	8,022	6,653
Payments of long-term debt	(12,256)	(38,196)	(9,821)
Share buyback program	—	—	(39,114)
Net proceeds from issuance of common stock, including stock option tax impact	22,383	692	2,938
Treasury stock purchases	(442)	(886)	(546)
Dividends paid	(7,557)	(5,529)	(5,243)

Net cash and cash equivalents provided (used) by financing activities	10,537	(35,897)	(45,133)
Effect of exchange rate changes on cash	(722)	(3,395)	(1,944)

Increase (decrease) in cash and cash equivalents	81,393	41,044	(15,236)
Cash and cash equivalents at beginning of year	149,213	108,169	123,405

Cash and cash equivalents at end of year	$230,606	$149,213	$108,169

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Robbins & Myers, Inc. and Subsidiaries

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Robbins & Myers, Inc. (“Company,” “R&M,” “we,” “our,” or “us”) and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participation rights. For those consolidated subsidiaries where our ownership is less than 100%, the other shareholders’ interests are shown as Noncontrolling Interest. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Inventories

Inventories are stated at the lower of cost or market determined by the last-in, first-out (“LIFO”) method in certain of our U.S. units and the first-in, first-out (“FIFO”) method for other U.S. and non-U.S. units. Inventory valuation reserves are determined based on our assessment of the market demand for our products and the on-hand quantities of inventory in relation to historical usage.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired. Goodwill is not amortized, but has been tested for impairment on an annual basis, or more frequently as impairment indicators arise, using a fair market value approach, at the reporting unit level. We recognize an impairment charge for any amount by which the carrying amount of goodwill exceeds its fair value. Impairment tests are performed each year based on August 31 financial information. Other definite-lived intangible assets are evaluated periodically and when events or circumstances indicate a possible inability to recover their carrying amount. Losses, if any, resulting from impairment tests are reflected in income before interest and income taxes in our Consolidated Statement of Income.

Amortization of other definite-lived intangible assets is generally calculated on the straight-line basis using the following lives:

Technology	15 years
Patents, trademarks and tradenames	14 to 20 years
Customer relationships	10 to 20 years
Non-compete agreements	3 to 5 years
Financing costs	3 to 5 years
Backlog	up to 1 year

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

Foreign Currency Accounting

Gains and losses resulting from the settlement of a transaction in a currency different from that used to record the transaction are charged or credited to net income when incurred. Adjustments resulting from the translation of non-U.S. dollar functional currency denominated financial statements into U.S. dollars are recognized in accumulated other comprehensive income or loss in the Consolidated Balance Sheet (except Venezuela, which was reported under highly inflationary accounting rules since our second quarter of fiscal 2010-see below).

Our Company has a Venezuelan subsidiary with net sales, operating income and total assets representing approximately one percent of our consolidated financial statement amounts for fiscal 2009, 2010 and 2011. In early January 2010, the Venezuelan government devalued its currency. Our subsidiary operated under a rate of 4.30 bolivars to the U.S. dollar, as compared with the previous rate of 2.15, and our fiscal 2010 and fiscal 2011 year-end financial statements reflected this new rate. In addition, the financial statements of our Venezuelan subsidiary were consolidated and reported under highly inflationary accounting rules under U.S. GAAP beginning in the second quarter of fiscal 2010, with all gains or losses from remeasurement reflected in our Consolidated Statement of Income since the second quarter of fiscal 2010.

Acquisition and Disposition

On January 10, 2011 (“the acquisition date”), we completed our acquisition of T-3 Energy Services, Inc. (“T-3”), such that T-3 became a wholly-owned subsidiary of Robbins & Myers, Inc. The operating results of T-3 are included in our consolidated financial statements since the acquisition date within our Fluid Management segment. See Note 3 - Acquisition. The merger was accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”. Accordingly, we made an allocation of the purchase price at the acquisition date based upon our estimates of the fair value of the acquired assets and assumed liabilities obtained during our due diligence process and through other sources, including through tangible and intangible asset appraisals. Additionally, as required by ASC 805, all integration-related costs, including professional fees and severance, were expensed as incurred. See Note 3 – Acquisition.

In fiscal 2011, we completed the sale of all the shares and equity interest in our Romaco businesses (Romaco segment). The results of our Romaco segment are reported as discontinued operations for all periods presented. See Note 4 – Discontinued Operations.

Product Warranties

Warranty obligations are contingent upon product failure rates, material required for the repairs and service and delivery costs. We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.

Changes in our product warranty liability related to our continuing operations during the year are as follows:

	2011	2010
	(In thousands)
Balance at beginning of the fiscal year	$5,729	$6,536
Warranty expense	3,063	1,541
Warranty accrual related to T-3 acquisition	370	—
Deductions/payments	(2,389)	(2,333)
Impact of exchange rate changes	80	(15)

Balance at end of the fiscal year	$6,853	$5,729

Consolidated Statement of Income

Research and development costs are expensed as incurred and recorded in selling, general and administrative expenses. Research and development costs in fiscal 2011, 2010 and 2009 were $5,932,000, $4,844,000 and $4,966,000, respectively. These amounts do not include significant engineering development costs incurred in conjunction with fulfilling custom customer orders and executing customer projects. Shipping and handling costs are included in cost of sales. Advertising costs are expensed as incurred.

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

Generally, our policy is to provide U.S. income taxes on non-U.S. income when remitted to the U.S. We have not provided deferred taxes on the undistributed earnings of international subsidiaries because the earnings are deemed permanently reinvested. Accordingly, the Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes”, (now known as ASC 740-30) exception will apply to the international subsidiaries accumulated earnings and profits, which aggregated $67,287,000 and $47,782,000 at August 31, 2011 and 2010, respectively.

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

Fair Value of Financial Instruments

The following methods and assumptions were used by us in estimating the fair value of financial instruments:

Cash and cash equivalents - The amounts reported approximate fair value.

Long-term debt - The fair value of our debt was $445,000 and $226,000 at August 31, 2011 and 2010, respectively. These amounts are based on the terms, interest rates and maturities currently available to us for similar debt instruments.

Accounts receivable, accounts payable, and accrued expenses - The amounts reported approximate fair value.

Common Stock Plans

We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. Under the plan, stock option prices per share may not be less than the fair market value per share as of the date of grant. Outstanding grants generally become exercisable over a three to four year period. Replacement grants issued related to the T-3 merger were vested on the acquisition date per the terms of the merger agreement.

The fair value of each stock option grant in fiscal years 2011, 2010 and 2009 was estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted average assumptions. The table below includes replacement options issued in connection with the T-3 merger.

	2011	2010	2009
Expected volatility of common stock	49.39%	45.60%	38.90%
Risk free interest rate	2.62	3.25	2.00
Dividend yield	0.41	0.70	0.90
Expected life of option	3.7 Yrs.	7.0 Yrs.	7.0 Yrs.
Fair value at grant date	$22.19	$10.66	$8.43

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” that amends existing disclosure requirements under ASC 820, by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU was effective for us in the fourth quarter of fiscal 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning in our fiscal 2012. The adoption of this standard that was applicable for fiscal 2010 did not have a material impact on our consolidated financial statements. We do not expect the remaining adoption of this standard in fiscal 2012 for level 3 activity disclosure to have a material impact on our consolidated financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in this ASU achieve the objectives of developing common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and improving their understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. This standard will be effective for us beginning in our third quarter of fiscal 2012. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” that addresses the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. This standard will be effective for us beginning in our third quarter of fiscal 2012. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” that gives both public and nonpublic entities the option to qualitatively determine whether they can bypass the existing two-step goodwill impairment test under ASC 350-20. Under the new standard, if an entity chooses to perform a qualitative assessment and determines that it is more likely than not (a more than 50 percent likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test in ASC 350-20 and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The decision to perform a qualitative assessment is made at the reporting unit level, and an entity with multiple units may utilize a mix of qualitative assessments and quantitative tests among its reporting units. This standard is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This standard will be effective for us beginning in our third quarter of fiscal 2012. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications did not have a material impact on our consolidated net income or financial position.

NOTE 2 - BALANCE SHEET INFORMATION

	2011	2010
	(In thousands)
Accounts receivable
Allowances for doubtful accounts	$4,435	$4,942

Inventories
FIFO:
Finished products	$74,994	$36,499
Work in process	53,941	35,319
Raw materials	37,993	26,028

	166,928	97,846
LIFO reserve, U.S. inventories	(15,465)	(13,130)

	$151,463	$84,716

Inventories at FIFO	$121,625	$59,087

Property, plant and equipment
Land	$11,593	$10,083
Buildings	83,075	62,700
Machinery and equipment	307,828	210,728

	402,496	283,511
Less accumulated depreciation	(236,870)	(187,030)

	$165,626	$96,481

Accrued expenses
Employee compensation and payroll taxes	$24,708	$16,290
Customer advances	23,684	15,190
Pension benefits	3,045	2,774
U.S. other postretirement benefits	1,595	1,645
Warranty costs	6,853	5,729
Accrued restructuring	1,074	2,721
Income taxes	4,923	10,947
Commissions	3,967	1,894
Other	20,310	11,833

	$90,159	$69,023

Other long-term liabilities
German pension liability	$45,486	$41,500
U.S. pension liability	25,361	39,645
U.S. other postretirement benefits	23,458	25,548
U.K. pension liability	2,833	4,497
Other	11,253	9,358

	$108,391	$120,548

NOTE 3 - ACQUISITION

On January 10, 2011, we acquired 100% of the outstanding common stock and voting interests of T-3. T-3 designs, manufactures, repairs and services products used in the drilling, completion and production of new oil and gas wells, the workover of existing wells, and the production and transportation of oil and gas. Its products are used in both onshore and offshore applications throughout the world. We believe the acquisition will significantly expand and complement our energy business within our Fluid Management segment and create a stronger strategic platform with better scale to support our future growth.

The purchase price for acquiring all of the outstanding common stock of T-3 was approximately $618.4 million, which consisted of approximately $106.3 million in cash, $492.1 million as the fair value of our common shares and $20.0 million as the fair value of options and warrants issued to replace T-3 grants for pre-merger services and warrants, based on the weighted average Black-Scholes valuation of $20.41 per R&M share. The fair value of R&M common shares issued of $41.18 per common share was based on the closing price of R&M shares on the New York Stock Exchange (“NYSE”) on January 7, 2011 (opening price on January 10, 2011). We funded the cash portion of the purchase price from our available cash on hand. Transaction expenses were funded with available cash of the Company. We issued approximately 12.0 million shares as part of the purchase price to T-3 stockholders. T-3 had annual revenues of approximately $206.7 million (unaudited) for its last completed fiscal year ended December 31, 2010.

We have finalized third party valuations of certain non-monetary tangible assets, intangible assets and contingencies. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash	$15,863
Accounts receivable	41,618
Inventories	60,740
Other current assets	13,257
Property, plant and equipment, net	54,392
Other long-term assets	12,296
Intangible assets	214,120

Total identifiable assets acquired excluding goodwill	412,286
Current liabilities	45,287
Long-term liabilities	78,980

Total liabilities assumed	124,267

Net identifiable assets acquired excluding goodwill	288,019
Goodwill	330,377

Net assets acquired	$618,396

The purchase price allocation resulted in the recognition of $330.4 million in goodwill (approximately $25.0 million of which is deductible for tax purposes) and $214.1 million of definite-lived intangible assets with no residual value, including $156.5 million of customer relationships, $17.8 million of trademarks and trade names, $32.6 million of technology and $7.2 million of backlog. The amounts assigned to customer relationships, trademarks and trade names, technology and backlog are amortized over the estimated useful life of 10-20 years, 20 years, 15 years and up to 1 year, respectively. The weighted average life over which these acquired intangibles will be amortized is approximately 18 years. Goodwill recognized from the acquisition primarily relates to the expected contributions of the entity to the overall corporate strategy in addition to synergies and acquired workforce, which are not separable from goodwill. The total purchase price adjustment to goodwill since the acquisition date was approximately $11.4 million and related primarily to intangible assets and deferred taxes.

Net customer sales and EBIT of T-3 included in our operating results in fiscal 2011 from the acquisition date were $179.0 million and $15.9 million, respectively. In fiscal 2011, the Company incurred merger-related costs of $7.2 million for amortization of intangible assets related to customer backlog at the time of acquisition, $3.0 million related to severance costs, $5.9 million related to professional fees and accelerated stock compensation expense (included in “Other expense” line in our consolidated condensed statement of income) and $9.5 million related to the inventory write-up values in cost of sales (included in the “Cost of sales” line in our consolidated statement of income). No further costs relating to backlog or the write-up of inventory will be incurred.

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

	2011	2010
	(in thousands, except per share data)
Net sales from continuing operations:
As reported	$820,640	$478,193
Pro forma	899,088	674,067
Net income attributable to Robbins & Myers, Inc. from continuing operations:
As reported	$80,375	$29,338
Pro forma	85,381	21,161
Basic net income per share from continuing operations:
As reported	$1.96	$0.89
Pro forma	1.88	0.47
Diluted net income per share from continuing operations:
As reported	$1.94	$0.89
Pro forma	1.86	0.47

Each fiscal year pro forma period reflects the expense due to the inventory write-up values and amortization of backlog of $16.7 million ($10.8 million after tax and $0.24 per share based on the Company’s marginal tax rate) which had lives of three months or less. Therefore, these assets were fully amortized in the first three months of each respective year.

NOTE 4 - DISCONTINUED OPERATIONS

During the third quarter of fiscal 2011, we entered into an agreement to divest our Romaco businesses (Romaco segment) which design, manufacture and market packaging and secondary processing equipment for the pharmaceutical, healthcare, nutraceutical, food and cosmetic industries. This divestiture was part of the Company’s portfolio management process and operating strategy to simplify the business and improve profit profile, and to focus on growing the Company around core competencies. On April 29, 2011, we completed the sale of all the shares and equity interest in our Romaco businesses for a consideration of approximately €64 million (approximately $95 million at the time of closing), which included €61 million in cash and €3 million of liabilities assumed. In fiscal 2011, income from discontinued operations, net of income taxes, was approximately $53.6 million. The gain on disposal included the realization of amounts in accumulated other comprehensive income or loss of $13.8 million, which includes $16.2 million related to realized foreign currency gain and $2.4 million realized loss related to pension liability, net of tax. For tax purposes, the gain on disposal of the Romaco segment was minimal. The results of operations for our Romaco segment are reported as discontinued operations for all periods presented and are summarized as follows:

	2011	2010	2009
	(in thousands)
Net sales	$71,966	$106,501	$113,013

Net income per share from discontinued operations:
Basic	$1.30	$0.12	$0.06

Diluted	$1.30	$0.12	$0.05

Income from operations of divested businesses	$537	$3,960	$2,292
Gain on disposal of businesses	53,357	—	—
Income tax (expense)	(257)	(101)	(404)

Income from discontinued operations, net of income taxes	$53,637	$3,859	$1,888

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

In connection with this divestiture, the Company has provided certain representations, warranties and/or indemnities to cover various risks and liabilities, such as claims for damages arising out of the use of products or relating to intellectual property matters, commercial disputes, environmental matters or tax matters. The Company has not included any such items in the table above because they relate to unknown conditions and the Company cannot estimate the likelihood or the amount of potential liabilities from such matters. The Company does not believe that any such liability will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

NOTE 5 - FAIR VALUE MEASUREMENTS

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

A summary of certain financial assets that are carried at fair value measured on a recurring basis as of August 31, 2011 and 2010 is as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
August 31, 2011:
Cash and cash equivalents (1)	$230,606	—	—

August 31, 2010:
Cash and cash equivalents (1)	$149,213	—	—

(1)	Our cash and cash equivalents primarily consist of cash in banks, commercial paper and overnight investments in highly rated financial institutions.

Non-Financial Assets and Liabilities at Fair value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At August 31, 2011, no fair value adjustments or fair value measurements were required for non-financial assets or liabilities.

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

NOTE 6 - STATEMENT OF INCOME INFORMATION

Unless otherwise noted, the costs mentioned below in this note were included on the “Other expense” line of our Consolidated Statement of Income in the period indicated.

	2011	2010	2009
	(In thousands)
Fluid Management segment merger-related costs:
Employee termination costs	$3,022	$—	$—
Backlog amortization	7,234	—	—
Inventory write-up values expensed in cost of sales	9,499	—	—
Process Solutions segment restructuring costs	1,012	2,764	—
Corporate merger-related costs:
Professional fees and accelerated equity compensation	5,884	—	—

Total merger-related and restructuring costs	26,651	2,764	—
Less inventory write-up values expensed in cost of sales	(9,499)	—	—

Other expense	$17,152	$2,764	$—

In fiscal 2011, we incurred merger-related costs in our Fluid Management segment of $19,755,000 related to employee termination, backlog amortization and inventory write-up values expense. In addition, Corporate incurred merger-related costs of $5,884,000 related to professional fees and accelerated equity compensation.

In fiscal 2011 and fiscal 2010, we incurred restructuring costs of $1,012,000 and $2,764,000, respectively, related to employee termination benefits at our German facility in our Process Solutions segment. These costs were accrued in the last quarter of each respective year, with payments to be made in the following year.

Minimum lease payments

Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 2011:

(In thousands)
2012	$6,500
2013	5,030
2014	3,661
2015	2,349
2016	1,494
Thereafter	1,700

$20,734

Rental expense for all operating leases in 2011, 2010 and 2009 was approximately $6,958,000, $4,889,000 and $5,287,000, respectively. Operating leases consist primarily of building and equipment leases.

NOTE 7 - CASH FLOW STATEMENT INFORMATION

In fiscal 2011, we recorded the following non-cash investing and financing transactions: $7,065,000 decrease in deferred tax assets, $16,605,000 decrease in other long-term retirement liabilities, and $9,540,000 decrease in accumulated other comprehensive income or loss related to the retirement liabilities. In addition, we issued $512,100,000 in R&M common shares and other equity instruments in the T-3 acquisition, see Note 3.

In fiscal 2010, we recorded the following non-cash investing and financing transactions: $4,246,000 increase in deferred tax assets, $13,452,000 increase in other long-term retirement liabilities, and $9,206,000 increase in accumulated other comprehensive income or loss related to the retirement liabilities.

In fiscal 2009, we recorded the following non-cash investing and financing transactions: $11,453,000 increase in deferred tax assets, $32,572,000 increase in other long-term retirement liabilities, and $21,119,000 increase in accumulated other comprehensive income or loss related to the retirement liabilities.

Supplemental cash flow information consisted of the following:

	2011	2010	2009
	(in thousands)
Interest paid	$541	$2,089	$2,133
Income taxes paid, net of refunds	37,873	10,577	27,082

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The Company made certain changes to its business segments effective in the first quarter of fiscal 2010. This resulted in a $45.0 million reclassification of goodwill from the Process Solutions segment to the Fluid Management segment. Changes in the carrying amount of goodwill for our continuing operations by operating segment are as follows:

	Process Solutions Segment	Fluid Management Segment	Total
	(in thousands)
Balance as of August 31, 2009	$149,578	$106,189	$255,767
Goodwill reclassification	(45,000)	45,000	—
Translation adjustments	(4,300)	(1,726)	(6,026)

Balance as of August 31, 2010	100,278	149,463	249,741
Goodwill related to T-3 acquisition	—	330,377	330,377
Translation adjustments	9,590	2,343	11,933

Balance as of August 31, 2011	$109,868	$482,183	$592,051

Goodwill arises from the excess of the purchase price for acquired businesses over the fair value of net identifiable assets acquired.

Information regarding our other intangible assets is as follows:

	2011			2010
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Customer relationships	$156,500	$4,774	$151,726	$—	$—	$—
Technology	32,600	1,347	31,253	—	—	—
Patents, trademarks and tradenames	30,646	9,644	21,002	9,434	7,465	1,969
Non-compete agreements	8,822	7,544	1,278	8,680	7,359	1,321
Financing costs	9,652	9,172	480	9,536	9,052	484
Other	13,552	12,623	929	5,120	5,120	—

	$251,772	$45,104	$206,668	$32,770	$28,996	$3,774

In late fiscal 2011, the Company finalized the valuations of intangibles related to our T-3 acquisition. As a result, we recorded approximately $214.1 million of purchased intangible assets. The weighted average life over which our intangible assets will be amortized is approximately 18 years. The amortization expense for fiscal 2011 and fiscal 2010 was $15.7 million and $0.6 million, respectively. We estimate that the amortization expense will be approximately $11.7 million for each of the next five years beginning fiscal 2012. The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from the estimated amounts due to changes in foreign currency exchange rates, impairment of intangible assets, intangible asset additions, accelerated amortization of intangible assets, acquisition and divestiture activities and other factors.

NOTE 9 - LONG-TERM DEBT

	2011	2010
	(in thousands)
Revolving credit loan	$—	$—
Other	445	226

Total debt	445	226
Less current portion	(421)	(133)

Long-term debt	$24	$93

On March 31, 2011, we entered into a new Bank Credit Agreement (the “Agreement”). The Agreement replaces our previous Bank Credit Agreement which would have expired in December 2011.

The Agreement provides that we may borrow, for the five-year term of the Agreement, on a revolving credit basis up to a maximum of $150.0 million at any one time. In addition, under the terms of the Agreement, we are entitled, on up to six occasions prior to the maturity of the loan, subject to the satisfaction of certain conditions, to increase the aggregate commitments under the Agreement in the aggregate principal amount of up to $150.0 million. All outstanding amounts under the Agreement are due and payable on March 16, 2016. Interest is variable based upon formulas tied to a Eurocurrency rate or an alternative base rate defined in the Agreement, at our option. Borrowings, which may also be used for general corporate purposes, are unsecured, but are guaranteed by certain of our subsidiaries. While no amounts are outstanding under the Agreement at August 31, 2011, we have $28.5 million of standby letters of credit outstanding at August 31, 2011. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement, we have $121.5 million of unused borrowing capacity.

The Agreement contains customary representations and warranties, default provisions and affirmative and negative covenants, including limitations on indebtedness, liens, asset sales, mergers and other fundamental changes involving the Company, permitted investments, sales and lease backs, cash dividends and share repurchases, and financial covenants relating to interest coverage and leverage. As of August 31, 2011, we are in compliance with these covenants.

Our other debt consisted primarily of unsecured non-U.S. bank lines of credit with interest rates approximating 11.82%.

Aggregate principal payments of long-term debt, for the five years subsequent to August 31, 2011, are as follows:

(In thousands)
2012	$421
2013	24
2014	—
2015	—
2016	—
2017 and thereafter	—

Total	$445

NOTE 10 - RETIREMENT BENEFITS

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

We entered into a new labor agreement at one of our U.S. facilities in the first quarter of fiscal 2011. As a result, we incurred curtailment expense of approximately $1.2 million in fiscal 2011. Curtailment of the pension plan is expected to reduce pension costs in future years.

In addition to pension benefits, we provide health care and life insurance benefits for certain of our retired U.S. employees. Our policy is to fund the cost of these benefits as claims are paid.

Pension and other post-retirement plan costs are as follows:

	Pension Benefits
	2011	2010	2009
	(In thousands)
Service cost	$1,365	$1,902	$1,779
Interest cost	7,966	8,535	9,315
Expected return on plan assets	(6,325)	(5,814)	(7,371)
Settlement/curtailment cost	1,203	988	600
Amortization of prior service cost	235	723	754
Recognized net actuarial losses	4,101	3,210	743

Net periodic benefit cost	$8,545	$9,544	$5,820

Defined contribution cost	$3,675	$2,570	$2,990

	Other Benefits
	2011	2010	2009
	(In thousands)
Service cost	$487	$431	$405
Interest cost	1,158	1,328	1,379
Net amortization	1,046	814	501

Net periodic benefit cost	$2,691	$2,573	$2,285

Fiscal 2011 defined contribution cost includes approximately $420,000 related to T-3.

The estimated net actuarial loss and prior service cost for our defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during fiscal 2012 are $3,017,000 and $170,000, respectively.

The estimated net actuarial loss and prior service cost for our other post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during fiscal 2012 are $586,000 and $205,000, respectively.

The benefit obligation, funded status and amounts recorded in the Consolidated Balance Sheet at August 31, are as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(In thousands)
Change in benefit obligation:
Beginning of year	$170,043	$163,432	$27,193	$23,708
Service cost	1,719	2,001	487	431
Interest cost	8,082	8,468	1,158	1,328
Participant contributions	49	46	—	—
Currency exchange rate impact	8,026	(6,684)	—	—
Actuarial (gains) losses	(2,782)	13,110	(2,430)	3,220
Benefit payments	(10,421)	(10,330)	(1,355)	(1,494)

End of year	$174,716	$170,043	$25,053	$27,193

Change in plan assets:
Beginning of year	$81,627	$81,482	$—	$—
Currency exchange rate impact	1,603	(1,292)	—	—
Actual return	11,326	6,290	—	—
Company contributions	13,807	5,431	1,355	1,494
Participant contributions	49	46	—	—
Benefit payments	(10,421)	(10,330)	(1,355)	(1,494)

End of year	$97,991	$81,627	$—	$—

Funded status	$(76,725)	$(88,416)	$(25,053)	$(27,193)

Accrued benefit cost	$(76,725)	$(88,416)	$(25,053)	$(27,193)

Recorded as follows:
Accrued expenses	$(3,045)	$(2,774)	$(1,595)	$(1,645)
Other long-term liabilities	(73,680)	(85,642)	(23,458)	(25,548)

	(76,725)	(88,416)	(25,053)	(27,193)
Accumulated other comprehensive loss	43,312	59,456	7,354	10,830

	$(33,413)	$(28,960)	$(17,699)	$(16,363)

Deferred taxes on accumulated other comprehensive loss	$(14,559)	$(20,904)	$(2,795)	$(4,115)

Accumulated other comprehensive loss at August 31:
Net actuarial losses	$43,322	$58,028	$6,744	$10,007
Prior service (credit) cost	(10)	1,428	610	823
Deferred taxes	(14,559)	(20,904)	(2,795)	(4,115)

Net accumulated other comprehensive loss at August 31	$28,753	$38,552	$4,559	$6,715

Pension plans with accumulated (“ABO”) and projected (“PBO”) benefit obligations in excess of plan assets:

	2011	2010
	(In thousands)
Accumulated benefit obligation	$166,600	$167,079
Projected benefit obligation	169,552	170,043
Plan assets	92,489	81,627

In 2011 and 2010, $45,367,000 and $41,071,000, respectively, of the unfunded ABO and $48,318,000 and $44,036,000, respectively, of the unfunded PBO related to our pension plan for a German operation. Funding of pension obligations is not required in Germany.

The weighted allocations of pension plan assets at August 31, 2011 and 2010 are shown in the following table.

	2011	2010
Equity securities	64%	63%
Debt securities	34	35
Cash and cash equivalents	2	2

	100%	100%

At August 31, 2011, our target allocation percentages for plan assets were approximately 65% equity securities and 35% debt securities. The targets may be adjusted periodically to reflect current market conditions and trends as well as inflation levels, interest rates and the trend thereof, and economic and monetary policy. The objectives underlying this allocation are to achieve a long-term rate of return of 5.75% above inflation and to manage the plan assets so that they are sufficient to meet the plans’ future obligations while maintaining adequate liquidity to meet current benefit payments and operating expenses. The actual amount for which these obligations will be settled depends on future events, including life expectancy of plan participants and salary inflation. Equity securities can include, but are not limited to, broadly diversified international and domestic equities. At August 31, 2011 and 2010, pension assets included 100,000 and 160,000 shares of our common shares, respectively. Debt securities include, but are not limited to, international and domestic direct bond investments. The assets are managed by professional investment firms and performance is evaluated against specific benchmarks.

We will use a weighted average long-term rate of return of approximately 7.2% in fiscal 2012. Expected rates of return are developed based on the target allocation of debt and equity securities and on the historical returns on these types of investments judgmentally adjusted to reflect current expectations based on historical experience of the plan’s investment managers. In evaluating future returns on equity securities, the existing portfolio is stratified to separately consider large and small capitalization investments as well as international and other types of securities.

We expect to make future benefits payments from our benefit plans as follows:

	Pension Benefits	Other Benefits
	(In thousands)
2012	$11,700	$1,600
2013	11,600	1,700
2014	11,400	1,800
2015	11,300	1,800
2016	11,300	1,900
2017-2021	54,300	10,000

The Company intends to make such contributions as are required to maintain the plan assets on a sound actuarial basis, in such amounts and at such times as determined by the Company in accordance with the funding policy established by management and consistent with plans’ objectives. The Company anticipates contributing $7,200,000 to its pension benefit plans in fiscal 2012.

The actuarial weighted average assumptions used to determine plan liabilities at August 31, are as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Weighted average assumptions:
Discount rate	5.00%	4.70%	4.80%	4.50%
Expected return on plan assets	7.20	7.40	N/A	N/A
Rate of compensation increase	2.80	2.90	N/A	N/A
Health care cost increase	N/A	N/A	8.5 –5.0%	8.0 –5.0%
Health care cost grading period	N/A	N/A	7 years	6 years

The actuarial weighted average assumptions used to determine plan costs are as follows (measurement date September 1):

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate	4.70%	5.60%	4.50%	5.75%
Expected return on plan assets	7.40	7.50	N/A	N/A
Rate of compensation increase	2.90	3.00	N/A	N/A
Health care cost increase	N/A	N/A	8.0 –5.0%	8.5 –5.0%
Health care cost grading period	N/A	N/A	6 years	7 years

The assumed health care trend rate has a significant effect on the amounts reported for health care benefits. A one-percentage point change in assumed health care rate would have the following effects:

	Increase	Decrease
	(In thousands)
Service and interest cost	$171	$(194)
Postretirement benefit obligation	950	(845)

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

The following table summarizes the bases used to measure financial assets of the pension plans at their fair market value on a recurring basis as of August 31, 2011:

	August 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash	$3,034	$3,034	$—	$—
U.S. Government and
U.S. Agency Obligations (1)	10,481	10,481	—	—
Common Stocks (1)	6,401	6,401	—	—
Foreign Stocks (1)	6,753	6,753	—	—
Common Trust Funds and
Mutual Funds (1)	58,539	58,539	—	—
Corporate Obligations (2)	11,620	—	11,620	—
Foreign Obligations (2)	1,163	—	1,163	—

Total	$97,991	$85,208	$12,783	$—

The following table summarizes the bases used to measure financial assets of the pension plans at their fair market value on a recurring basis as of August 31, 2010:

	August 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash	$2,168	$2,168	$—	$—
U.S. Government and
U.S. Agency Obligations (1)	7,132	7,132	—	—
Common Stocks (1)	5,222	5,222	—	—
Foreign Stocks (1)	6,540	6,540	—	—
Common Trust Funds and
Mutual Funds (1)	48,350	48,350	—	—
Corporate Obligations (2)	11,616	—	11,616	—
Foreign Obligations (2)	549	—	549	—
Other (2)	50	—	50	—

Total	$81,627	$69,412	$12,215	$—

(1)	U.S. Government and U.S. Agency Obligations, Common and Foreign Stocks and Common Trust and Mutual Funds are valued at the closing price reported on the active market on which the individual securities are traded.
(2)	Corporate and Foreign Obligations and Other assets are estimated using recent transactions, broker quotations and/or bond spread information.

There have been no changes in the methodologies used during fiscal 2011 and 2010.

NOTE 11 - INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2011	2010
	(In thousands)
Deferred tax assets and liabilities
Assets:
Postretirement obligations	$21,057	$29,032
Net operating loss carryforwards	20,633	14,408
Tax credit carryforward	9,279	10,023
Other accruals	5,737	7,244
Inventory allowances	10,961	4,552
Warranty reserve	2,252	1,967
Research and development costs	900	1,282
Goodwill and purchase assets basis differences	906	218
Other items	6,259	8,106

	77,984	76,832
Less valuation allowances	20,759	11,825

	57,225	65,007
Liabilities:
Other accruals	1,094	2,882
Fixed asset basis differences	21,896	9,148
Goodwill and purchased asset basis differences	120,086	50,235
Other items	1,922	1,554

	144,998	63,819

Net deferred tax (liability) asset	$(87,773)	$1,188

The tax credit carryforwards, which primarily relate to foreign tax credits, begin to expire in fiscal 2016. The primary components of the net operating loss carryforwards exist in the U.S. ($9,427,000), Germany ($27,797,000 for income tax and $28,730,000 for trade tax), Italy ($4,203,000), Venezuela ($6,025,000) and the Netherlands ($17,142,000). There are no expiration dates on the net operating loss carryforwards in Germany. The net operating loss carryforwards in the U.S. begin to expire in fiscal 2021 and in Italy, the Netherlands and Venezuela begin to expire in fiscal 2012. These expiration dates, as well as our ability to generate future taxable income to utilize these carryforwards, have been considered in determining our valuation allowances. During fiscal 2012 tax planning strategies of certain non-U.S. entities were no longer available and a full valuation allowance was recognized on the deferred tax assets of those entities.

Expense

	2011	2010	2009
	(in thousands)
Current:
U.S. federal	$25,951	$16,413	$9,091
Non-U.S.	8,817	4,326	6,346
U.S. state	1,081	1,365	325

	35,849	22,104	15,762
Deferred:
U.S. federal	9,657	(3,487)	4,491
Non-U.S.	4,925	(1,920)	(3,515)
U.S. state	(171)	(262)	270

	14,411	(5,669)	1,246

	$50,260	$16,435	$17,008

Tax expense included in noncontrolling interest	$397	$554	$641

Non-U.S. pretax income (loss)	$24,000	$(5,530)	$14,562

The following is a reconciliation of the effective income tax rate with the U.S. federal statutory income tax rate:

	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
Impact of state taxes	1.1	2.1	0.5
Impact of change in valuation allowances on non-U.S. losses	6.7	6.2	0.8
Impact on U.S. taxes from repatriation of foreign earnings	0.2	(9.4)	(7.3)
Extraterritorial income deduction/Section 199	(2.1)	(2.4)	(1.6)
Impact from permanent items	—	2.9	(0.3)
Non-U.S. tax lower than U.S. tax rates	(1.8)	—	(1.1)
Tax contingencies	0.3	(0.8)	(0.2)
Other items - net	(1.2)	1.6	(2.0)

Effective income tax rate	38.2%	35.2%	23.7%

The impact of change in valuation allowances on non-U.S. losses primarily relate to certain of our entities in Germany, Italy and Venezuela.

A reconciliation of the change in unrecognized tax benefits, excluding interest and penalties, is as follows:

	2011	2010
	(in thousands)
Balance at beginning of the year	$3,571	$5,277
Increase related to T-3 acquisition	725	—
Increases for current year tax positions	377	344
Decreases related to settlements	—	(1,636)
Decreases related to statute lapses	(105)	(507)
Increases related to exchange rate changes	70	93

Balance at end of the year	$4,638	$3,571

All of the balance of unrecognized tax benefits at August 31, 2011 of $5,596,000 including interest and penalties, would, if recognized, affect the effective tax rate. The balance of unrecognized tax benefits at August 31, 2010 was $4,241,000, including interest and penalties.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. Accrued interest and penalties are included in the related tax liability in the Consolidated Balance Sheet. The Company made no payments of interest and penalties in fiscal 2011, and as of August 31, 2011, has recognized a liability for interest and penalties of $958,000, including T-3’s interest and penalties of $178,000. The Company had recognized a liability for interest and penalties of $670,000 at August 31, 2010.

The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.

The Company is subject to income tax in numerous jurisdictions where it operates, including in the United States, Canada, Germany, Italy, Switzerland, the United Kingdom and the Netherlands. The Company is open to examination in the United States from the tax year ended 2009 to present and 2008 to 2011 for the acquired T-3 entity. The Company’s non-U.S. locations are open to examination as far back as tax years ended 2004 to present.

NOTE 12 - COMMON STOCK

We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. Under the plan, stock option prices per share may not be less than the fair market value per share as of the date of grant. Outstanding grants generally become exercisable over a 3 to 4 year period and have a 10 year contractual term. Proceeds from the sale of stock issued under option arrangements are credited to common stock. In addition, we sponsor a stock compensation plan for non-employee directors.

As part of the merger consideration, in fiscal 2011, we issued approximately 1.0 million fully vested stock options to replace T-3 grants for pre-merger services. These options retained their respective original pre-merger options’ contractual term.

Summaries of amounts issued under the stock option plans are presented in the following tables.

Stock option activity

	Stock Options	Weighted- Average Option Price Per Share
Outstanding at August 31, 2008	461,424	$16.52
Granted	153,187	21.35
Exercised	(34,462)	11.67
Canceled	(27,807)	24.27

Outstanding at August 31, 2009	552,342	17.77
Granted	150,140	22.33
Exercised	(4,334)	11.48
Canceled	(33,356)	23.75

Outstanding at August 31, 2010	664,792	18.54
Granted	1,075,525	29.35
Exercised	(901,861)	23.32
Canceled	(33,415)	36.12

Outstanding at August 31, 2011	805,041	$26.90

Exercisable stock options at year-end
2009	318,157
2010	387,157
2011	701,605
Shares available for grant at year-end
2009	1,543,323
2010	1,287,369
2011	1,107,398

Components of outstanding stock options at August 31, 2011

Range of Exercise Price	Number Outstanding	Weighted- Average Contract Life in Years	Weighted- Average Exercise Price	Intrinsic Value (In thousands)
$7.69 – 22.33	370,176	6.17	$18.04	$11,110
26.19 – 44.24	434,865	6.95	34.44	5,917

$7.69 – 44.24	805,041	6.59	$26.90	$17,027

Components of exercisable stock options at August 31, 2011

Range of Exercise Price	Number Exercisable	Weighted- Average Contract Life in Years	Weighted- Average Exercise Price	Intrinsic Value (In thousands)
$7.69 – 22.33	370,176	6.17	$18.04	$11,110
26.19 – 38.94	331,429	6.24	35.57	4,136

$7.69 – 38.94	701,605	6.20	$26.32	$15,246

The total intrinsic value of options exercised during fiscal 2011, 2010, and 2009 was $22,306,000, $52,800 and $398,000, respectively.

Under our 2009, 2010 and 2011 long-term incentive stock plans, each a subplan under our 2004 Stock Incentive Plan As Amended, selected participants were granted target performance share awards. The ultimate performance shares earned under the plans range from 0% to 200% of the target award based on earnings per share and return on net assets. Under these subplans, performance shares are earned at the end of one year but are only issued as common shares to the participant if the participant continues in our employment for two more years.

For the performance period ended August 31, 2011, a value of $1,698,000 performance shares were earned ($927,000 and $1,501,000 in fiscal 2010 and fiscal 2009, respectively).

As of August 31, 2011 we had $3,671,000 of compensation expense not yet recognized related to nonvested stock awards. The weighted-average period that this compensation cost will be recognized is 2.4 years.

Total after tax compensation expense included in net income for all stock based awards was $2,644,000, $1,882,000 and $2,146,000 for fiscal years 2011, 2010 and 2009, respectively. The fiscal 2011 stock compensation expense includes $2,030,000 of expense which resulted from accelerated vesting of certain stock awards upon the acquisition of T-3 in the second quarter of fiscal 2011, pursuant to the terms of those awards.

NOTE 13 - SHARE REPURCHASE PROGRAM

On October 27, 2008, we announced that our Board of Directors authorized the repurchase of up to 3.0 million of our currently outstanding common shares (the “Program”). Repurchases under the Program have and will generally be made in the open market or in privately negotiated transactions not exceeding prevailing market prices, subject to regulatory considerations and market conditions, and have and will be funded from the Company’s available cash and credit facilities. In the first quarter of fiscal 2009, we acquired approximately 2.0 million of our outstanding common shares for $39.1 million under the Program, which were accounted for as treasury shares. There were no shares repurchased under the Program in fiscal 2010 or fiscal 2011. Also see Note 16—Subsequent Events.

NOTE 14 - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	2011	2010	2009
	(In thousands, except per share data)
Numerator:
Net income from continuing operations attributable to Robbins & Myers, Inc.	$80,375	$29,338	$53,476

Denominator:
Basic weighted average shares	41,063	32,924	33,227
Effect of dilutive options and restricted shares/units	357	80	34

Diluted weighted average shares	41,420	33,004	33,261

Net income per share from continuing operations:
Basic	$1.96	$0.89	$1.61

Diluted	$1.94	$0.89	$1.61

Anti-dilutive options (excluded from diluted net income per share from continuing operations computations)	28	227	246

In connection with the acquisition of T-3 on January 10, 2011, we issued approximately 12.0 million shares to T-3 stockholders as part of the purchase price consideration, which have been included in our computation of basic and diluted net income per share from continuing operations for fiscal 2011. In addition, as part of the merger consideration, we issued approximately 1.0 million options to replace T-3 grants for pre-merger services which have also been included in the computation above. The net income of T-3 from the acquisition date that is included in our consolidated financial statements for fiscal 2011 was approximately $10.2 million, which included pre-tax expense of $19.7 million ($12.8 million after tax) related to amortization of intangible assets for opening customer backlog, expense due to inventory write-up values and severance costs.

NOTE 15 - BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Fluid Management. Our Fluid Management business segment, which includes T-3, designs, manufactures, markets, repairs and services equipment and systems used in oil and gas exploration and recovery, specialty chemical, wastewater treatment and a variety of other industrial applications. Primary brands include Moyno®, Chemineer® and T3®. Our products and systems include hydraulic drilling power sections, blow-out preventers (“BOPs”), pressure control systems, wellhead equipment, frac manifolds and trees, high pressure engineered gate valves, down-hole and industrial progressing cavity pumps and related products such as grinders for applications involving the flow of viscous, abrasive and solid-laden slurries and sludge, standard and customized fluid-agitation equipment and systems, and a broad line of ancillary equipment for the energy sector, such as rod guides, rod and tubing rotators, pipeline closure products and valves.

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

We evaluate performance and allocate resources based on income before interest and income taxes (“EBIT”), a non-GAAP measure. Identifiable assets by business segment include all assets directly identified with those operations. Corporate assets consist mostly of cash and deferred tax assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies except that we account for certain U.S. inventory on a FIFO basis at the segment level compared with a LIFO basis at the consolidated level.

The following tables present information about our reportable business segments. Effective in the first quarter of fiscal 2010, the Company realigned its business segment reporting structure as a result of organizational, management and operational changes. Our Chemineer brand is included in our Fluid Management segment, instead of the Process Solutions segment where it was previously reported. The financial information presented herein reflects the impact of this change for all periods presented. Inter-segment sales were not material and were eliminated at the consolidated level.

	2011		2010		2009
	(In thousands)
Unaffiliated Customer Sales:
Fluid Management	$607,465		$308,452		$327,935
Process Solutions	213,175		169,741		199,410

Total	$820,640		$478,193		$527,345

Depreciation and Amortization:
Fluid Management	$26,805		$7,988		$8,275
Process Solutions	5,147		5,049		5,481
Corporate and Eliminations	336		304		457

Total	$32,288		$13,341		$14,213

Income Before Interest and Income Taxes (EBIT) (5):
Fluid Management	$154,288	(1)	$75,329		$79,988
Process Solutions	3,492	(2)	(8,737	) (4)	8,569
Corporate and Eliminations	(26,437	) (3)	(19,674)		(16,481)

Total	$131,343		$46,918		$72,076

Identifiable Assets:
Fluid Management	$1,062,086		$323,053		$327,491
Process Solutions	265,884		242,942		269,146
Corporate and Eliminations	254,996		171,779		101,882

Total	$1,582,966		$737,774		$698,519

Capital Expenditures:
Fluid Management	$22,742		$5,741		$12,225
Process Solutions	4,781		2,713		3,104
Corporate and Eliminations	784		63		(425)

Total	$28,307		$8,517		$14,904

(1)	Includes merger-related costs of $10,256,000 associated with employee termination benefits and backlog amortization and $9,499,000 of expense due to inventory write-up values recorded in cost of sales.
(2)	Includes costs of $1,012,000 related to restructuring activities.
(3)	Includes costs of $5,884,000 due to merger-related professional fees and accelerated equity compensation expense.
(4)	Includes costs of $2,764,000 related to restructuring activities.
(5)	The Company’s operating performance is evaluated using several measures. One of those measures, EBIT, is income before interest and income taxes and is reconciled to net income on our Consolidated Statement of Income. We evaluate performance of our business segments and allocate resources based on EBIT. EBIT is not, however, a measure of performance calculated in accordance with U.S. generally accepted accounting principles and should not be considered as an alternative to net income as a measure of our operating results. EBIT is not a measure of cash available for use by management.

Information about our operations in different geographical regions is presented below. Our primary operations are in North America, Europe and Asia. Sales are attributed to countries based on the location of the customer.

	2011	2010	2009
	(In thousands)
Sales:
United States	$438,786	$235,746	$233,538
Europe	86,073	81,458	115,798
Other North America	108,964	58,184	56,672
Asia	100,205	65,144	82,587
South America	48,004	23,028	19,117
Other	38,608	14,633	19,633

	$820,640	$478,193	$527,345

Tangible Assets:
United States	$304,455	$121,287	$127,569
Europe	76,605	78,977	86,574
Other North America	49,887	29,710	24,746
South America	20,774	21,349	20,345
Asia and Australia	75,889	56,533	63,041
Corporate	256,637	176,403	114,721

	$784,247	$484,259	$436,996

Effective in the first quarter of fiscal 2012, the Company reorganized its management structure resulting in a realignment of its operating segments. As a result, the Company’s operating segments will be Energy Services, which includes the R&M Energy and T-3 product lines, and Process and Flow Control, which includes principally the Moyno Industrial, Chemineer and Pfaudler product lines.

NOTE 16 - SUBSEQUENT EVENTS

On October 6, 2011, the Company announced that its Board of Directors had authorized to repurchase up to 3.0 million of the Company’s outstanding common shares, in addition to the approximately 1.0 million currently available for repurchase under the October 2008 authorization by the Board of Directors. Repurchases will generally be made in the open market or in privately negotiated transactions that will not exceed prevailing market prices, subject to regulatory considerations and market conditions. Repurchases will be funded from the Company’s available cash and credit facilities.

NOTE 17 - QUARTERLY DATA (UNAUDITED)

Earnings per share for each quarter and the year are calculated individually and may not add up to the total for the year. Information regarding sales, gross profit, EBIT and income from continuing operations before income taxes and noncontrolling interest reflects only continuing operations and any variations from our previously reported amounts relate to our divested Romaco segment.

	2011 Quarters
	1st		2nd		3rd		4th		Total
	(In thousands, except per share data)
Sales	$140,770		$183,814		$237,058		$258,998		$820,640
Gross profit	53,349		65,332	(2)	86,074	(4)	100,311		305,066	(7)
EBIT	24,104		16,150	(2)	38,682	(4)	52,407	(6)	131,343	(7)
Income from continuing operations before income taxes and noncontrolling interest	24,129		16,142	(2)	38,626	(4)	52,642	(6)	131,539	(7)
Net income attributable to Robbins & Myers, Inc.	14,696	(1)	12,937	(2,3)	70,955	(4,5)	35,424	(6)	134,012	(7)
Net income per share:
Basic	$0.45	(1)	$0.33	(2,3)	$1.56	(4,5)	$0.77	(6)	$3.26	(7)
Diluted	0.44	(1)	0.32	(2,3)	1.54	(4,5)	0.77	(6)	3.24	(7)
Weighted average common shares:
Basic	32,971		39,695		45,616		45,852		41,063
Diluted	33,087		40,095		45,965		46,114		41,420

	2010 Quarters
	1st		2nd		3rd		4th		Total
	(In thousands, except per share data)
Sales	$111,721		$106,837		$119,711		$139,924		$478,193
Gross profit	36,395		33,214		40,994		48,100		158,703
EBIT	10,494		6,206		11,721		18,497		46,918	(9)
Income from continuing operations before income taxes and noncontrolling interest	10,351		6,045		11,619		18,708		46,723	(9)
Net income attributable to Robbins & Myers, Inc.	6,030	(8)	4,193	(8)	8,162	(8)	14,812	(8)	33,197	(8,9)
Net income per share:
Basic	$0.18	(8)	$0.13	(8)	$0.25	(8)	$0.45	(8)	$1.01	(8,9)
Diluted	0.18	(8)	0.13	(8)	0.25	(8)	0.45	(8)	1.01	(8,9)
Weighted average common shares:
Basic	32,872		32,927		32,941		32,953		32,924
Diluted	32,911		32,966		33,016		33,045		33,004

(1)	Includes net income from discontinued operations of $67,000 ($0.00 per share)
(2)	Includes merger-related costs of $4,406,000 due to T-3 backlog amortization costs, $3,022,000 related to employee termination benefits, $5,884,000 related to professional fees and equity compensation expense, and $4,103,000 due to inventory write-up values expensed in cost of sales (total $11,783,000 after tax, and $0.30 per share).
(3)	Includes net income from discontinued operations of $1,535,000 ($0.04 per share)
(4)	Includes merger-related costs of $2,828,000 due to T-3 backlog amortization costs and $5,396,000 due to inventory write-up values expensed in cost of sales (total $5,263,000 after tax, and $0.12 per share).
(5)	Includes net income from discontinued operations of $52,035,000 ($1.15 per basic share and $1.13 per diluted share).
(6)	Includes restructuring charges of $1,012,000 ($1,012,000 after tax, and $0.02 per share) related to severance costs at our German facility in our Process Solutions segment.
(7)	Includes merger-related costs of $25,639,000 as mentioned in (2) and (4) above, restructuring costs of $1,012,000 as mentioned in (6) above (total $18,058,000 after tax, and $0.44 per share), and net income of discontinued operations of $53,637,000 ($1.30 per share).
(8)	For fiscal 2010, includes net (loss) income from discontinued operations of $(169,000) ($(0.01) per share) in the 1st Quarter, $452,000 ($0.01 per share) in the 2nd Quarter, $1,436,000 ($0.05 per share) in the 3rd Quarter, $2,140,000 ($0.07 per share) in the 4th Quarter and $3,859,000 ($0.12 per share) for the full year.
(9)	Includes restructuring charges of $2,764,000 ($2,764,000 after tax, and $0.08 per share) related to severance costs at our German facility in our Process Solutions segment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of August 31, 2011. Based upon this evaluation, our CEO and CFO have concluded that the design and operation of our disclosure controls and procedures were effective as of August 31, 2011.

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

Management assessed our internal control over financial reporting as of August 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2011. Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report, which is included at Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning Directors and Executive Officers

The information required by this item relating to directors and executive officers of the Company, the Company’s Audit Committee and Section 16(a) Compliance is incorporated herein by reference to that part of the information under “Election of Directors,” “Security Ownership” and “Section 16 Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Shareholders scheduled to be held on January 5, 2012. Certain information concerning executive officers of the Company appears under “Executive Officers of the Registrant” at Part I of this Report.

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

The information required by this Item 11 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on January 5, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of August 31, 2011:

Plan Category	(a) Number of Common Shares to be issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (1,2)	805,041	$26.90	1,107,398
Equity compensation plans not approved by shareholders	—	—	—

Total	805,041	$26.90	1,107,398

(1)	Includes outstanding options under (i) our 1995 Stock Option Plan for Non-Employee Directors, and 1999 Long-Term Incentive Plan, all of which have terminated as to future awards, and (ii) our 2004 Stock Incentive Plan As Amended.
(2)	All shares listed in Column (c) are available for future awards under our 2004 Stock Incentive Plan As Amended. Awards may be comprised of options, restricted shares, restricted units, performance shares, share awards or share unit awards upon such terms as the Compensation Committee of the Board determines at the time of grant that are consistent with the express terms of the plan.

The other information required by this Item 12 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on January 5, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on January 5, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on January 5, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	FINANCIAL STATEMENTS

The following consolidated financial statements of Robbins & Myers, Inc. and its subsidiaries are at Item 8 hereof.

Consolidated Balance Sheet - August 31, 2011 and 2010.

Consolidated Statement of Income - Years ended August 31, 2011, 2010 and 2009.

Consolidated Equity Statement - Years ended August 31, 2011, 2010 and 2009.

Consolidated Cash Flow Statement - Years ended August 31, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements.

(a) (2)	FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3)	EXHIBITS.

See INDEX to EXHIBITS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Robbins & Myers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of October, 2011.

ROBBINS & MYERS, INC.

BY	/s/ Peter C. Wallace
Peter C. Wallace
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Robbins & Myers, Inc. and in the capacities and on the date indicated:

NAME	TITLE	DATE

/s/ Peter C. Wallace Peter C. Wallace	Director, President and Chief Executive Officer	October 27, 2011

/s/ Christopher M. Hix Christopher M. Hix	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 27, 2011

/s/ Kevin J. Brown Kevin J. Brown	Corporate Controller (Principal Accounting Officer)	October 27, 2011

*Thomas P. Loftis	Chairman Of Board	October 27, 2011
*Richard J. Giromini	Director	October 27, 2011
*Stephen F. Kirk	Director	October 27, 2011
*Andrew G. Lampereur	Director	October 27, 2011
*Dale L. Medford	Director	October 27, 2011
*Albert J. Neupaver	Director	October 27, 2011

*	The undersigned, by signing his name hereto, executes this Report on Form 10-K for the year ended August 31, 2011 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.

/s/ Peter C. Wallace
Peter C. Wallace
Their Attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other - Describe (8)	Deductions- Describe		Balance at End of Period
	(in thousands)
Year Ended August 31, 2011
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$4,942	$(195)	$1,039 (1)	$1,351	(2)	$4,435
Inventory obsolescence	14,704	2,365	27,658 (1)	9,843	(3)	34,884
Deferred tax asset valuation allowance	11,825	8,909	545	520	(4)	20,759
Other reserves:
Warranty claims	5,729	3,063	450 (1)	2,389	(5)	6,853
Current & L-T insurance reserves	1,340	730	—	758	(6)	1,312
Restructuring reserves	2,721	1,012	62	2,721	(7)	1,074
Year Ended August 31, 2010
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$5,561	$778	$(335)	$1,062	(2)	$4,942
Inventory obsolescence	13,143	1,874	(291)	22	(3)	14,704
Deferred tax asset valuation allowance	11,845	3,411	(719)	2,712	(4)	11,825
Other reserves:
Warranty claims	6,536	1,541	(15)	2,333	(5)	5,729
Current & L-T insurance reserves	1,454	721	—	835	(6)	1,340
Restructuring reserves	—	2,721	—	–	(7)	2,721
Year Ended August 31, 2009
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$5,891	$776	$(258)	$848	(2)	$5,561
Inventory obsolescence	9,643	6,382	(499)	2,383	(3)	13,143
Deferred tax asset valuation allowance	11,862	972	(338)	651	(4)	11,845
Other reserves:
Warranty claims	6,946	2,302	(88)	2,624	(5)	6,536
Current & L-T insurance reserves	1,189	1,372	—	1,107	(6)	1,454

(1)	Includes impact from acquisition of T-3 in fiscal 2011 of $840,000 for uncollectible and reserves deducted from assets, $26,754,000 for inventory obsolescence reserve and $370,000 for warranty claims.
(2)	Represents accounts receivable written off against the reserve.
(3)	Inventory items scrapped and written off against the reserve.
(4)	Impact of valuation allowance release including expiration of related net operating losses and changes in tax rates.
(5)	Warranty cost incurred applied against the reserve.
(6)	Spending against casualty reserve.
(7)	Spending against restructuring reserve.
(8)	Includes impact of exchange rates, and for fiscal 2011, allowances and reserve accounts of our acquired business on acquistion date.

INDEX TO EXHIBITS

(2)	PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

	2.1	Agreement and Plan of Merger, dated as of October 6, 2010, by and among Robbins & Myers, Inc., Triple Merger I, Inc., Triple Merger II, Inc., and T-3 Energy Services, Inc. was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 6, 2010	*/**
	2.2	Agreement, dated March 28, 2011, among Robbins & Myers, Inc., Romaco International B.V., Robbins & Myers Finance Europe B.V., Pfaudler Werke GmbH, Romaco Holdings UK Limited, Robbins & Myers Italia S.r.l., Robbins & Myers Holdings, Inc., DBG Alpha 9 GmbH, DBG Alpha 10 GmbH and Maple Holding S.r.l., together with Schedules 1.1(d) (Sellers’ Statements) and 13.1.5. (Conduct of Business Prior to Closing) to the Agreement, was filed as Exhibit 2.1. to our Current Report on Form 8-K filed on May 5, 2011	**/***

(3)	ARTICLES OF INCORPORATION AND BY-LAWS:

	3.1	Amended Articles of Incorporation of Robbins & Myers, Inc was filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the Quarter ended February 29, 2008	**
	3.2	Code of Regulations of Robbins & Myers, Inc. was filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the Quarter ended February 28, 2007	**

(4)	INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

	4.1	Credit Agreement, dated March 31, 2011, among Robbins & Myers, Inc. the Subsidiary Borrower party thereto, the Lenders party thereto, and JPMorgan Chase, N.A., as Administrative Agent, was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2011	**

	4.2	Registration Agreement, dated August 7, 2008, between Robbins & Myers, Inc. and M.H.M & Co., Ltd. was filed as Exhibit 4.3 to our Registration Statement on Form S-3ASR (File No. 333-152874), as amended by Post-Effective Amendment No. 1 filed on October 30, 2009	**

(10)	MATERIAL CONTRACTS:

	10.1	Robbins & Myers, Inc. Cash Balance Pension Plan (As Amended and Restated Effective as of October 1, 2010) was filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended August 31, 2010	**/M

	10.2	Robbins & Myers, Inc. Retirement Savings Plan (January 1, 2010 Restatement) was filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended August 31, 2010	**/M

	10.3	First Amendment to Robbins & Myers, Inc. Retirement Savings Plan (January 1, 2010 Restatement) was filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended August 31, 2010	**/M

	10.4	Robbins & Myers, Inc. Executive Supplemental Retirement Plan as amended through October 5, 2007 was filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended August 31, 2007	**/M

10.5	Robbins & Myers, Inc. Executive Supplemental Pension Plan as amended through October 5, 2007 was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2007	**/M

10.6	Form of Indemnification Agreement between Robbins & Myers, Inc., and each director was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2001	**/M

10.7	Robbins & Myers, Inc. 1994 Directors Stock Compensation Plan was filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended August 31, 2001	**/M

10.8	Robbins & Myers, Inc. Senior Executive Annual Cash Bonus Plan as amended through January 9, 2008 was filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the Quarter ended February 29, 2008	**/M

10.9	Robbins & Myers, Inc. 1999 Long-Term Incentive Stock Plan was filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-35856)	**/M

10.10	Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended (as amended through October 5, 2010), filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 12, 2010	**/M

10.11	T-3 Energy Services, Inc. 2002 Stock Incentive Plan (as Amended and Restated June 14, 2010) was filed as Exhibit 4.3 to the Post-Effective Amendment No. 1 on Form S-8 to Form S-4 (File No. 333-170502)	**/M

10.12	Letter Agreement between Robbins & Myers, Inc. and Christopher M. Hix, dated July 17, 2006 was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2006	**/M

10.13	Employment Agreement between Robbins & Myers, Inc. and Peter C. Wallace as amended through October 6, 2009 was filed as Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended August 31, 2009	**/M

10.14	Letter Agreement, dated August 15, 2011, between Robbins & Myers, Inc. and Aaron Ravenscroft	F/M

10.15	Restricted Share Unit Award Agreement, dated September 29, 2011 between Robbins & Myers, Inc. and Aaron Ravenscroft	F/M

10.16	Form of Executive Officer Change of Control Agreement as amended through October 5, 2007 entered into with each of Kevin J. Brown, Jeffrey L. Halsey, Christopher M. Hix, Saeid Rahimian, and Aaron Ravenscroft was filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended August 31, 2007	**/M

10.17	2006 Executive Supplemental Retirement Plan, effective August 31, 2006, and as amended through October 5, 2007 was filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended August 31, 2007	**/M

10.18	Form of Restricted Share Unit Award Agreement under Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 5, 2010, was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 12, 2010	**/M

	10.19	Form of Restricted Share Unit Award Agreement under Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 5, 2011, was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2011	**/M

	10.20	Form of Option Award Agreement under the Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 5, 2010, was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 12, 2010	**/M

	10.21	Form of Performance Share Award Agreement for Peter C. Wallace under the Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 5, 2010, was filed as Exhibit 10.4 to our Current Report on Form 8-K filed on October 12, 2010	**/M

	10.22	Form of Performance Share Award Agreement under the Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 5, 2010, was filed as Exhibit 10.5 to our Current Report on Form 8-K filed on October 12, 2010	**/M

	10.23	Form of Performance Share Award Agreement for Peter C. Wallace and Retirement-Eligible Employees under the Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 6, 2011, was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2011	**/M

	10.24	Form of Performance Share Award Agreement under the Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 6, 2011, was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 11, 2011	**/M

	10.25	Form of Employee Non-Statutory Stock Option Agreement under the T-3 Energy Services, Inc. 2002 Stock Incentive Plan (As Amended and Restated Effective June 14, 2010) was filed as Exhibit 4.4 to the Post-Effective Amendment No. 1 on Form S-8 to Form S-4 (File No. 333-170502)	**/M

	10.26	Form of Compensation Clawback Policy Acknowledgement and Agreement, approved by the Board of Directors of Robbins & Myers, Inc. on October 5, 2010, was filed as Exhibit 10.6 to our Current Report on Form 8-K filed on October 12, 2010	**/M

	10.27	Voting Agreement, dated October 6, 2010, by and among M.H.M. & Co., Ltd., Robbins & Myers, Inc., and T-3 Energy Services, Inc., was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 6, 2010	**

(21)	SUBSIDIARIES OF THE REGISTRANT

	21.1	Subsidiaries of Robbins & Myers, Inc.	F

(23)	CONSENTS OF EXPERTS AND COUNSEL

	23.1	Consent of Ernst & Young LLP	F

(24)	POWER OF ATTORNEY

	24.1	Powers of Attorney of any person who signed this Report on Form 10-K on behalf of another pursuant to a Power of Attorney	F

(31)	RULE 13A–14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	F

	31.2	Rule 13a-14(a) CFO Certification	F

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	F

	32.2	Section 1350 CFO Certification	F

	“F”	Indicates Exhibit is being filed with this Report.
	“*”	The Agreement and Plan of Merger filed as Exhibit 2.1 to our Current Report on 8-K filed on October 6, 2010 omits the disclosure letters to the Merger Agreement. Robbins & Myers agrees to furnish supplementally a copy of these documents to the Securities and Exchange Commission upon request.
	“**”	Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission.
	“***”	The Agreement filed as Exhibit 2.1 to our Current Report on Form 8-K filed on May 5, 2011 omits all Schedules and Sub-Schedules to the Agreement other than Schedules 1.1(d) (Sellers’ Statements) and 13.1.5 (Conduct of Business Prior to Closing). Robbins & Myers agrees to furnish supplementally a copy of these documents to the Securities and Exchange Commission upon request.
	“M”	Indicates management contract or compensatory arrangement.