Form 10-Q
period 2011-11-30
ROBBINS & MYERS, INC.
filed 2012-01-06
CIK 84290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-13651

Robbins & Myers, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-0424220
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10586 Highway 75 North, Willis, TX	77378
(Address of principal executive offices)	(Zip Code)

(936) 890-1064

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO  ☒

Common shares, without par value, outstanding as of November 30, 2011: 45,484,184

Part I—Financial Information

Item 1. Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands)

	November 30,	August 31,
	2011	2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$231,453	$230,606
Accounts receivable	172,260	166,511
Inventories:
Finished products	70,768	68,046
Work in process	48,279	48,944
Raw materials	35,670	34,473

	154,717	151,463
Other current assets	9,461	11,247
Deferred taxes	18,479	18,674

Total Current Assets	586,370	578,501
Goodwill	580,434	592,051
Other Intangible Assets	203,541	206,668
Deferred Taxes	25,728	26,344
Other Assets	14,686	13,776
Property, Plant and Equipment	399,119	402,496
Less accumulated depreciation	(235,040)	(236,870)

	164,079	165,626

TOTAL ASSETS	$1,574,838	$1,582,966

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$80,435	$84,761
Accrued expenses	92,702	91,253
Current portion of long-term debt	742	421

Total Current Liabilities	173,879	176,435
Long-Term Debt—Less Current Portion	23	24
Deferred Taxes	131,326	131,697
Other Long-Term Liabilities	104,720	108,391
Robbins & Myers, Inc. Shareholders’ Equity:
Common stock	677,294	691,220
Retained earnings	531,843	498,653
Accumulated other comprehensive loss	(59,123)	(39,935)

Total Robbins & Myers, Inc. Shareholders’ Equity	1,150,014	1,149,938
Noncontrolling Interest	14,876	16,481

Total Equity	1,164,890	1,166,419

TOTAL LIABILITIES AND EQUITY	$1,574,838	$1,582,966

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENT

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	November 30,
	2011	2010
Net sales	$237,323	$140,770
Cost of sales	141,782	87,421

Gross profit	95,541	53,349
Selling, general and administrative expenses	42,960	29,245

Income before interest and income taxes (“EBIT”)	52,581	24,104
Interest (income), net	(61)	(25)

Income from continuing operations before income taxes	52,642	24,129
Income tax expense	17,187	9,104

Net income from continuing operations including noncontrolling interest	35,455	15,025
Income from discontinued operations, net of income taxes	—	67

Net income including noncontrolling interest	35,455	15,092
Less: Net income attributable to noncontrolling interest	198	396

Net income attributable to Robbins & Myers, Inc.	$35,257	$14,696

Net income per share from continuing operations:
Basic	$0.77	$0.44

Diluted	$0.77	$0.44

Net income per share:
Basic	$0.77	$0.45

Diluted	$0.77	$0.44

Weighted average common shares outstanding:
Basic	45,842	32,971

Diluted	46,060	33,087

Dividends per share:
Declared	$0.0450	$0.0425

Paid	$0.0450	$0.0425

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	November 30,
	2011	2010
Operating Activities:
Net income including noncontrolling interest	$35,455	$15,092
Adjustments to reconcile net income to net cash and cash equivalents provided (used) by operating activities:
Depreciation	4,889	3,756
Amortization	3,003	135
Stock compensation expense	709	678
Changes in operating assets and liabilities:
Accounts receivable	(9,586)	(6,300)
Inventories	(8,967)	(12,534)
Accounts payable	(2,135)	(3,313)
Accrued expenses	4,652	(2,338)
Other	901	2,314

Net Cash and Cash Equivalents Provided (Used) by Operating Activities	28,921	(2,510)
Investing Activities:
Capital expenditures, net of nominal disposals	(6,813)	(3,100)

Net Cash and Cash Equivalents Used by Investing Activities	(6,813)	(3,100)
Financing Activities:
Proceeds from debt borrowings	3,909	2,628
Repayments of long-term debt	(3,459)	(2,675)
Share repurchase program	(15,607)	—
Net proceeds from issuance of common stock, including stock option tax impact	970	323
Cash dividends paid	(2,067)	(1,405)

Net Cash and Cash Equivalents Used by Financing Activities	(16,254)	(1,129)
Exchange Rate Impact on Cash	(5,007)	1,735

Increase (Decrease) in Cash and Cash Equivalents	847	(5,004)
Cash and Cash Equivalents at Beginning of Period	230,606	149,213

Cash and Cash Equivalents at End of Period	$231,453	$144,209

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

November 30, 2011

(Unaudited)

NOTE 1—Preparation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“Company,” “R&M,” “we,” “our” or “us”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of November 30, 2011 and August 31, 2011, and the results of our operations and cash flows for the three month periods ended November 30, 2011 and 2010. Results of operations for any interim period are not necessarily indicative of results for the full year. All intercompany transactions have been eliminated.

On January 10, 2011 (“the acquisition date”), we completed our acquisition of T-3 Energy Services, Inc. (“T-3”), by means of a merger, such that T-3 became a wholly-owned subsidiary of Robbins & Myers, Inc. The operating results of T-3 are included in our consolidated condensed financial statements since the acquisition date within our Energy Services segment. See Note 2—Acquisition.

During the third quarter of fiscal year 2011 (“fiscal 2011”), we entered into an agreement to divest our Romaco businesses (Romaco segment). On April 29, 2011, we completed the sale of all the shares and equity interest in our Romaco businesses. The results of our Romaco segment are reported as discontinued operations for all periods presented. See Note 3—Discontinued Operations.

Beginning with the first quarter of fiscal year 2012 (“fiscal 2012”), we changed the composition of our reportable segments to reflect organizational, management and operational changes implemented in the first quarter of fiscal 2012. The Company now reports results in two business segments consisting of Energy Services and Process & Flow Control. The Company previously reported its operations under the Fluid Management segment and the Process Solutions segment. The businesses in our Energy Services segment provide mission-critical products to customers in the upstream oil and gas markets for use in drilling and exploration, production and completion, and pipeline transmission infrastructure. Major products include power sections for drilling motors, blowout preventers and pressure control products, wellhead products and wellbore wear prevention components, pipeline closures and valves. Our Energy Services segment includes products and services sold under the Robbins & Myers Energy Systems® and T-3® brands. Our Process and Flow Control segment targets industrial customers in the industrial chemical, pharmaceutical, wastewater treatment, food and beverage, and other end markets. Products include glass-lined reactors and thermal heat exchangers, progressing cavity pumps for industrial applications and surface transfer of viscous fluids, mixing equipment and engineered systems used to filter and process various liquids and materials. Primary brands in our Process and Flow Control segment include Pfaudler®, Moyno®, Chemineer® and Edlon®.

While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2011 filed with the Securities and Exchange Commission. There have been no material changes in the accounting policies followed by us during fiscal 2012 from fiscal 2011. Certain amounts presented in the prior period financial statements have been reclassified to conform to our current year presentation and to reflect the new segmentation discussed above. These reclassifications had no material impact on our consolidated financial position, earnings, or cash flows.

NOTE 2—Acquisition

As discussed in Note 1, we acquired T-3 on January 10, 2011 and the total fair value of consideration transferred as part of the acquisition was approximately $618.4 million. Refer to Note 3—Acquisition, of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 for further discussion regarding the T-3 acquisition.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. We have finalized third party valuations of certain non-monetary tangible assets, intangible assets and contingencies. All measurement period adjustments related to the acquisition were made in the year ended August 31, 2011.

The unaudited pro forma information for the period set forth below gives effect to the acquisition as if it had occurred at the beginning of fiscal 2011. The amounts have been calculated after applying our accounting policies and adjusting the results of T-3 to reflect the additional cost of sales, depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment and intangible assets had been applied as at the beginning of the fiscal year, together with the consequential tax effects, as applicable. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time or that may result in the future:

Three Months Ended November 30, 2010
(In thousands, except per share data)
Net sales from continuing operations:
As reported	$140,770
Pro forma	195,618

Net income attributable to Robbins & Myers, Inc. from continuing operations:
As reported	$14,629
Pro forma	7,762

Basic net income per share from continuing operations:
As reported	$0.44
Pro forma	0.17

Diluted net income per share from continuing operations:
As reported	$0.44
Pro forma	0.17

The three month pro forma period reflects the expense due to the inventory write-up values and amortization of backlog of $16.7 million ($10.8 million after tax and $0.24 per share) which had lives of three months or less. Therefore, these assets were fully amortized in the first three months of fiscal 2011.

NOTE 3—Discontinued Operations

During the third quarter of fiscal 2011, we entered into an agreement to divest our Romaco businesses (Romaco segment) and on April 29, 2011, we completed the sale of all the shares and equity interest in our Romaco businesses for a consideration of approximately €64 million (approximately $95 million at the time of closing), which included €61 million in cash and €3 million of liabilities assumed. See Note 4—Discontinued Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 for further discussion regarding the Romaco sale. The results of operations for our Romaco segment are reported as discontinued operations for the first quarter of fiscal 2011 and are summarized as follows:

Three Months Ended November 30, 2010
(In thousands, except per share data)
Net sales	$23,179

Net income per share from discontinued operations:
Basic (1)	$0.00

Diluted	$0.00

Income from operations of divested businesses	$92
Income tax (expense)	(25)

Income from discontinued operations, net of income taxes	$67

(1)	The basic net income per share amounts from discontinued operations and continuing operations do not add to basic net income per share due to rounding.

There were no assets or liabilities attributable to discontinued operations at November 30, 2011 and August 31, 2011.

NOTE 4—Goodwill and Other Intangible Assets

As discussed in Note 1, the Company made certain changes to its business segments effective in the first quarter of fiscal 2012 and the opening balance of goodwill below reflects this new segmentation change. Changes in the carrying amount of goodwill for the three month period ended November 30, 2011, by reportable segment, are as follows:

	Energy Services	Process and Flow Control	Total
	(In thousands)
Balance as of September 1, 2011	$422,517	$169,534	$592,051
Translation adjustment impact	(2,657)	(8,960)	(11,617)

Balance as of November 30, 2011	$419,860	$160,574	$580,434

Information regarding our other intangible assets is as follows:

	As of November 30, 2011			As of August 31, 2011
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Customer Relationships	$156,292	$6,613	$149,679	$156,500	$4,774	$151,726
Technology	32,557	1,858	30,699	32,600	1,347	31,253
Patents, Trademarks and Trade names	30,469	9,880	20,589	30,646	9,644	21,002
Non-compete Agreements	8,713	7,491	1,222	8,822	7,544	1,278
Financing Costs	9,534	9,082	452	9,652	9,172	480
Other	13,477	12,577	900	13,552	12,623	929

Total	$251,042	$47,501	$203,541	$251,772	$45,104	$206,668

The amortization expense for the three month period ended November 30, 2011 was $3.0 million. We estimate that the amortization expense will be approximately $9.0 million for the remainder of fiscal 2012 and $12.0 million for each of the next five years beginning fiscal 2013. The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from the estimated amounts due to changes in foreign currency exchange rates, impairment of intangible assets, intangible asset additions and their fair value adjustments in the measurement period, accelerated amortization of intangible assets, acquisition and divestiture activities and other factors.

NOTE 5—Net Income per Share

The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Three Months Ended November 30,
	2011	2010
	(In thousands, except per share data)
Numerator:
Net income from continuing operations attributable to Robbins & Myers, Inc.	$35,257	$14,629

Denominator:
Basic weighted average shares	45,842	32,971
Effect of dilutive options and restricted shares/units	218	116

Diluted weighted average shares	46,060	33,087

Basic net income per share from continuing operations (1)	$0.77	$0.44

Diluted net income per share from continuing operations	$0.77	$0.44

Anti-dilutive options (excluded from diluted net income per share computations)	28	161

(1)	The basic net income per share amounts from continuing operations and discontinued operations for the quarter ended November 30, 2010 do not add to basic net income per share due to rounding.

In connection with the acquisition of T-3 on January 10, 2011, we issued approximately 12.0 million shares to T-3 stockholders as part of the purchase price consideration, which have been included in our computation of basic and diluted net income per share from continuing operations for the three month period ended November 30, 2011. In addition, as part of the merger consideration, we issued approximately 1.0 million options to replace T-3 grants for pre-merger services which have also been included in the computation above for the period ended November 30, 2011. The net income of T-3 that is included in our consolidated condensed financial statements for the three month period ended November 30, 2011 was approximately $7.6 million.

NOTE 6—Product Warranties

We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.

Changes in our product warranty liability during the period are as follows:

Three Months Ended
November 30, 2011
(In thousands)
Balance at beginning of the period	$6,853
Warranty expense	592
Deductions / payments	(595)
Translation adjustment impact	(80)

Balance at end of the period	$6,770

NOTE 7—Long-Term Debt

November 30, 2011
(In thousands)
Debt:
Revolving credit loan	$—
Other	765

Total debt	765
Less current portion	742

Long-term debt	$23

Our Bank Credit Agreement (the “Agreement”) provides that we may borrow, for the term of the Agreement, on a revolving credit basis up to a maximum of $150.0 million at any one time. In addition, under the terms of the Agreement, we are entitled, on up to six occasions prior to the maturity of the loan, subject to the satisfaction of certain conditions, to increase the aggregate commitments under the Agreement in the aggregate principal amount of up to $150.0 million. All outstanding amounts under the Agreement are due and payable on March 16, 2016. Interest is variable based upon formulas tied to a Eurocurrency rate or an alternative base rate defined in the Agreement, at our option. Borrowings, which may also be used for general corporate purposes, are unsecured, but are guaranteed by certain of our subsidiaries. While no amounts are outstanding under the Agreement at November 30, 2011, we have $26.4 million of standby letters of credit outstanding at November 30, 2011. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement, we have $123.6 million of unused borrowing capacity.

The Agreement contains customary representations and warranties, default provisions and affirmative and negative covenants, including limitations on indebtedness, liens, asset sales, mergers and other fundamental changes involving the Company, permitted investments, sales and lease backs, cash dividends and share repurchases, and financial covenants relating to interest coverage and leverage. As of November 30, 2011, we are in compliance with these covenants.

NOTE 8—Retirement Benefits

Pension and other postretirement plan costs are as follows:

Pension Benefits

	Three Months Ended November 30,
	2011	2010
	(In thousands)
Service cost	$345	$384
Interest cost	2,028	1,982
Expected return on plan assets	(1,658)	(1,554)
Amortization of prior service cost	43	59
Amortization of unrecognized losses	754	1,015
Settlement/curtailment expense	150	1,418

Net periodic benefit cost	$1,662	$3,304

We entered into a new labor agreement at one of our U.S. facilities in the first quarter of fiscal 2011. As a result, we incurred curtailment expense of approximately $1.2 million in the first quarter of fiscal 2011. Curtailment of the pension plan is expected to reduce pension costs in future years.

The Company expects to contribute approximately $12.8 million to its pension benefit plans in fiscal 2012.

Other Postretirement Benefits

	Three Months Ended November 30,
	2011	2010
	(In thousands)
Service cost	$122	$140
Interest cost	292	332
Amortization of prior service cost	51	53
Amortization of unrecognized losses	147	150

Net periodic benefit cost	$612	$675

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

The effective tax rate for our continuing operations was 32.6% for the first quarter of fiscal 2012 and 37.7% for the first quarter of fiscal 2011. The first quarter fiscal 2012 rate was lower than the U.S. federal statutory income tax rate and the prior year first quarter rate due to increased income in our foreign locations which have a lower effective tax rate, as well as U.S. tax credits and permanent deductions related to research and development and U.S. manufacturing. The prior year rate was higher than the U.S. federal statutory income tax rate due to net operating losses in certain tax jurisdictions for which no tax benefit was recorded.

The balance of unrecognized tax benefits, including interest and penalties, as of November 30, 2011 and August 31, 2011 was $5.7 million and $5.6 million, respectively, all of which would affect the effective tax rate if recognized in future periods.

NOTE 10—Comprehensive Income

	Three Months Ended November 30,
	2011	2010
	(In thousands)
Net income including noncontrolling interest	$35,455	$15,092
Other comprehensive income:
Foreign currency translation	(21,544)	4,201
Pension liability adjustment, net of tax	653	—

Comprehensive income	14,564	19,293
Less: Comprehensive loss (income) attributable to noncontrolling interest	1,505	(642)

Comprehensive income attributable to Robbins & Myers, Inc.	$16,069	$18,651

The net income of T-3 that is included in our consolidated condensed financial statements for the three month period ended November 30, 2011 was approximately $7.6 million.

NOTE 11—Stock Compensation

We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. Under the plan, the stock option price per share may not be less than the fair market value per share as of the date of grant. Outstanding grants generally become exercisable over a three to four year period. In addition, we sponsor a long-term incentive plan for selected participants who receive share based grants and also earn performance share based awards on varying target levels, based on earnings per share and return on net assets. As of November 30, 2011, we had $6.6 million of compensation expense not yet recognized related to nonvested stock awards. The weighted average period over which this compensation cost will be recognized is 2.5 years. There were 36,042 and 5,334 stock options exercised in the first three months of fiscal 2012 and fiscal 2011, respectively.

Total stock compensation expense for all stock based awards was $0.7 million ($0.4 million after tax) for each of the first quarters of fiscal 2012 and fiscal 2011.

NOTE 12—Business Segments

The following tables present information about our reportable business segments. As mentioned in Note 1 above, beginning with the first quarter of fiscal 2012, we changed the composition of our reportable segments to reflect organizational, management and operational changes implemented in the first quarter of fiscal 2012. The Company now reports results in two business segments consisting of Energy Services and Process & Flow Control. The results of T-3’s operations have been included in our consolidated condensed financial statements since the acquisition date of January 10, 2011 within our Energy Services segment. The customer sales of T-3 for the three month period ended November 30, 2011 included in our operating results were $67.2 million. The EBIT of T-3 for the three month period ended November 30, 2011 included in our operating results was $13.2 million. Inter-segment sales were not material and were eliminated at the consolidated level.

	Three Months Ended November 30,
	2011	2010
	(In thousands)
Unaffiliated Customer Sales:
Energy Services	$146,988	$61,827
Process and Flow Control	90,335	78,943

Total	$237,323	$140,770

Income Before Interest and Income Taxes (“EBIT”):
Energy Services	$47,298	$22,746
Process and Flow Control	10,070	6,538
Corporate and Eliminations	(4,787)	(5,180)

Total	$52,581	$24,104

	Nov. 30, 2011	Aug. 31, 2011
	(In thousands)
Identifiable Assets:
Energy Services	$949,819	$939,144
Process and Flow Control	372,855	388,826
Corporate and Eliminations	252,164	254,996

Total	$1,574,838	$1,582,966

EBIT (Income before interest and income taxes) is a non-GAAP measure. The Company uses this measure to evaluate its performance and believes this measure is helpful to investors in assessing its performance. A reconciliation of this measure to net income is included in our Consolidated Condensed Income Statement. EBIT is not a measure of cash available for use by the Company.

NOTE 13—Share Repurchase Program

On October 6, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million of the Company’s currently outstanding common shares in addition to the approximately 1.0 million shares that were available to be repurchased under the October 2008 authorization by the Board of Directors (the “Programs”). Repurchases under both the Programs have and will generally be made in the open market or in privately negotiated transactions not exceeding prevailing market prices, subject to regulatory considerations and market conditions, and have and will be funded from the Company’s available cash and credit facilities. The Programs will expire when we have repurchased all the authorized shares under the Programs, unless terminated earlier by a Board resolution. Since fiscal 2009, the Company has repurchased approximately 2.4 million shares, including 0.4 million shares that were repurchased for $15.6 million in the three month period ended November 30, 2011.

NOTE 14—New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements,” that amends existing disclosure requirements under ASC 820, by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU was effective for us in the fourth quarter of fiscal 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which was effective beginning in our fiscal 2012. The remaining adoption of this standard in fiscal 2012 for level 3 activity disclosure did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” that addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this standard specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior reporting period only. This standard also expands the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. This standard was effective for us beginning in our fiscal 2012 and its applicability will depend on future acquisitions. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in ASU No. 2011-05 are not affected by this standard, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. For public entities, the amendments in ASU No. 2011-05, as superseded by ASU No. 2011-12, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. These standards will be effective for us beginning in our third quarter of fiscal 2012. We do not expect the adoption of these standards to have a material impact on our consolidated financial statements.

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

A summary of the financial assets that are carried at fair value measured on a recurring basis as of November 30, 2011 and August 31, 2011 is as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
November 30, 2011:
Cash and cash equivalents (1)	$231,453	—	—

August 31, 2011:
Cash and cash equivalents (1)	$230,606	—	—

(1)	Our cash and cash equivalents primarily consist of cash in banks, commercial paper and overnight investments in highly rated financial institutions.

Non-Financial Assets and Liabilities at Fair value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At November 30, 2011, no fair value adjustments or fair value measurements were required for nonfinancial assets or liabilities.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximate their carrying values because of the short-term nature of these instruments. The fair value of long-term debt approximates its carrying value as it is predominantly at a variable rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the energy, industrial, chemical and pharmaceutical markets worldwide. With our acquisition of T-3 Energy Services, Inc. (“T-3”) on January 10, 2011 (“the acquisition date”), we are expanding and complementing our energy business in our Energy Services segment, and creating a stronger strategic platform with better scale to support future growth. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. We have initiated programs to reduce our manufacturing footprint for specific product lines to improve asset utilization, and we have standardized more of the reactor system product offerings to leverage our supply chain, global manufacturing assets and functional resources. We expect to continue our restructuring and streamlining efforts in certain businesses in fiscal 2012 and pursue organic and strategic growth initiatives to improve our competitiveness, financial results, long-term profitability and shareholder value.

We continued to experience positive results during the first quarter of fiscal 2012 in major geographic areas and end markets, with most businesses achieving revenue growth and improved margins driven by strong backlog at the end of fiscal 2011 and a favorable sales mix. We continue to see increasing demand across our energy and certain industrial markets, and better performances in many of our businesses. We are cautiously optimistic that positive momentum from fiscal 2011 and market trends in oil and gas markets will enable us to continue to grow in fiscal 2012.

With approximately 47% of our sales outside the United States, we can be affected by changes in currency exchange rates between the U.S. dollar and the foreign currencies in non-U.S. countries in which we operate. Although the U.S. dollar strengthened against most of the other major currencies in fiscal 2012, the impact on net income, sales and orders due to exchange rate changes was not material in the first quarter of fiscal 2012 compared with the same period in the prior year. Additionally, the assets and liabilities of our foreign operations are translated at the exchange rates in effect at the balance sheet date, with related gains or losses reported as a separate component of our shareholders’ equity, except for Venezuela which is reported following highly inflationary accounting rules under U.S. generally accepted accounting principles (“GAAP”). The marginal strengthening of the U.S. dollar against most other foreign currencies in the first quarter of fiscal 2012 did not materially impact our financial condition at the end of the quarter as compared with end of fiscal 2011.

Beginning with the first quarter of fiscal 2012, we changed the composition of our reportable segments to reflect organizational, management and operational changes implemented in the first quarter of fiscal 2012. The Company now reports results in two business segments consisting of Energy Services and Process & Flow Control. The Company previously reported its operations under the Fluid Management segment and the Process Solutions segment. The businesses in our Energy Services segment provide mission-critical products to customers in the upstream oil and gas markets for use in drilling and exploration, production and completion, and pipeline transmission infrastructure. Major products include power sections for drilling motors, blowout preventers and pressure control products, wellhead products and wellbore wear prevention components, pipeline closures and valves. Our Energy Services segment includes products and services sold under the Robbins & Myers Energy Systems® and T-3® brands. Our Process and Flow Control segment targets industrial customers in the industrial chemical, pharmaceutical, wastewater treatment, food and beverage, and other end markets. Products include glass-lined reactors and thermal heat exchangers, progressing cavity pumps for industrial applications and surface transfer of viscous fluids, mixing equipment and engineered systems used to filter and process various liquids and materials. Primary brands in our Process and Flow Control segment include Pfaudler®, Moyno®, Chemineer® and Edlon®. We believe that this strategic realignment, which is reflected in our financial reporting for all periods presented, will enable us to have greater focus on our primary end markets while creating additional opportunities to more efficiently serve common customers and to leverage strengths across product groups.

As mentioned above, on January 10, 2011, we acquired 100% of the outstanding common stock and voting interest of T-3. The operating results of T-3 are included in our consolidated financial statements since the acquisition date in our Energy Services segment.

During the third quarter of fiscal 2011, we divested our Romaco businesses (Romaco segment). This divestiture was part of the Company’s portfolio management process and operating strategy to simplify the business and improve its profit profile, and to focus on growing the Company around core competencies. The results of operations for our Romaco segment are reported as discontinued operations for all periods presented.

With the sale of the Romaco segment and our realignment as discussed above, our business consists of two market-focused segments: Energy Services and Process & Flow Control.

Energy Services. Order levels from customers served by our Energy Services segment continued to show a strong upward trend in the first quarter of fiscal 2012 compared with the prior year period. Demand for our energy products remains robust and continues to grow. Our primary objectives for this segment are to grow sales by increasing our manufacturing capacity to meet current demand, expanding our geographic reach, improving our selling and product management capabilities, commercializing new products in our niche market sectors, developing new customer relationships, and expanding our aftermarket business. Our Energy Services business segment designs, manufactures, markets, repairs and services equipment and systems including power sections for drilling motors, blow-out preventers, wellhead equipment, frac manifolds and trees, high pressure engineered gate valves, and a broad line of ancillary equipment for the energy sector, such as rod guides, rod and tubing rotators, pipeline closure products and valves. These products are primarily used in oil and gas exploration and recovery applications.

Process and Flow Control. Order levels in our Process and Flow Control segment improved in the first quarter of fiscal 2012, especially in our industrial pumps and reactor products in developed regions, relative to the comparable period of the prior year. Pricing is beginning to show improvement in fiscal 2012, but has not fully recovered, especially in the European chemical markets. Our primary objectives for this segment are to reduce operating costs in developed regions, increase manufacturing capabilities in low cost areas, standardize our products to increase operating flexibility, integrate our global operations and increase our focus on aftermarket opportunities. Our Process and Flow Control business segment designs, manufactures and services glass-lined reactors and storage vessels, customized equipment and systems and customized fluoropolymer-lined fittings, industrial progressing cavity pumps and complementary products such as grinders and customized fluid-agitation equipment and systems primarily for the pharmaceutical, industrial and specialty chemical markets.

The following tables present the components of our Consolidated Condensed Income Statement and segment information for our continuing operations for the first quarter of fiscal 2012 and 2011.

	Three Months Ended November 30,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	59.7	62.1

Gross profit	40.3	37.9
Selling, general and administrative expenses	18.1	20.8

EBIT	22.2%	17.1%

	Three Months Ended November 30,
	2011	2010
	(In thousands, except percents)
Segment
Energy Services:
Sales	$146,988	$61,827
EBIT	47,298	22,746
EBIT %	32.2%	36.8%
Process and Flow Control:
Sales	$90,335	$78,943
EBIT	10,070	6,538
EBIT %	11.1%	8.3%

Comparability of segment data for our continuing operations is impacted by the changes in foreign currency exchange rates due to translation of our non-U.S. dollar denominated subsidiary results into U.S. dollars, acquisition of T-3 (included in our Energy Services segment) on January 10, 2011, as well as general economic conditions in the end markets we serve.

EBIT (Income before interest and income taxes) is a non-GAAP measure. The Company uses this measure to evaluate its performance and believes this measure is helpful to investors in assessing its performance. A reconciliation of this measure to net income is included in our Consolidated Condensed Income Statement. EBIT is not a measure of cash available for use by the Company.

Three months ended November 30, 2011 and November 30, 2010

Net Sales

Consolidated net sales from continuing operations for the first quarter of fiscal 2012 were $237.3 million, $96.6 million higher than net sales from continuing operations for the first quarter of fiscal 2011. Excluding the impact of currency translation and the T-3 acquisition impact, net sales increased by $29.5 million, or 21%, due to higher sales in both of our segments.

The Energy Services segment, which includes T-3 results since January 10, 2011, had sales of $147.0 million in the first quarter of fiscal 2012 compared with $61.8 million in the first quarter of fiscal 2011, an increase of $85.2 million. Excluding currency translation and acquisition impacts, sales increased $17.8 million, or 29%. This increase was primarily due to strong growth in horizontal rigs, as exploration and production companies invested to capture oil and gas from shale formations in North America. Orders for this segment were also impacted by the same factors and at $169.5 million, were 31% higher than the comparable period in the prior year, excluding currency and acquisition impacts. Ending backlog at November 30, 2011 is $143.0 million compared with $121.3 million at August 31, 2011 and $36.7 million at November 30, 2010.

The Process and Flow Control segment had sales of $90.3 million in the first quarter of fiscal 2012 compared with $78.9 million in the first quarter of fiscal 2011, an increase of 14%. Excluding the impact of currency translation, sales increased $11.7 million, or 15%, over the prior year period, driven by higher orders in the second half of fiscal 2011. Orders for this segment were $84.6 million in the first quarter of fiscal 2012 and were comparable to $84.0 million in the prior year period. Adjusting for changes in currency exchange rates, orders increased marginally by $0.6 million, or 1%, from the prior year period. Ending backlog at November 30, 2011 is $116.9 million compared with $129.8 million at August 31, 2011 and $116.8 million at November 30, 2010.

Earnings Before Interest and Income Taxes (EBIT)

Consolidated EBIT from continuing operations for the first quarter of fiscal 2012 was $52.6 million, an increase of $28.5 million from the first quarter of fiscal 2011. Excluding the impacts of currency translation and acquisition, EBIT for the three month period increased by $15.3 million. This increase in EBIT resulted from increased sales volume described above in both segments, along with an improved sales mix, especially in our Energy Services segment, higher pension costs related to a curtailment in the first quarter of fiscal 2011, as well as operating efficiencies in all of our business platforms.

The Energy Services segment had EBIT of $47.3 million in the first quarter of fiscal 2012 compared with $22.7 million in the first quarter of fiscal 2011. Excluding the T-3 acquisition impact, EBIT increased $11.3 million, or 50%, mainly due to higher sales volume and a favorable sales mix compared with the first quarter of fiscal 2011. The exchange rate impact was minimal. EBIT margin of 32.2% was 460 basis points under the corresponding prior year period due to the inclusion of T-3 in the current year period.

The Process and Flow Control segment had EBIT of $10.1 million in the first quarter of fiscal 2012 compared with $6.5 million in the first quarter of fiscal 2011, an increase of $3.6 million. The increase in EBIT is due principally to the higher sales volume in fiscal 2012, favorable sales mix, as well as higher pension curtailment costs in the first quarter of fiscal 2011 related to one of our U.S. operations. The exchange rate impact was minimal.

Corporate costs were $0.4 million lower in the first quarter of fiscal 2012 compared with the same period in fiscal 2011 primarily due to higher costs in the prior year related to our T-3 acquisition.

Income Taxes

The effective tax rate for continuing operations was 32.6% for the first quarter of fiscal 2012 compared with 37.7% in the prior year period. The effective tax rate for the three month period ended November 30, 2011 was lower than the U.S. federal statutory tax rate as well as the prior year first quarter rate due to increased income in our foreign locations which have a lower effective tax rate, as well as U.S. tax credits and permanent deductions related to research and development and U.S. manufacturing.

The first quarter fiscal 2011 rate was higher than the U.S. federal statutory income tax rate due to net operating losses in certain tax jurisdictions for which no tax benefit was recorded.

Liquidity and Capital Resources

Operating Activities

In the first quarter of fiscal 2012, our cash inflow from operating activities was $28.9 million, compared with cash outflow of $2.5 million in the same period of the prior year. This increase occurred primarily due to higher income and lower investment in working capital in the first quarter of fiscal 2012 relative to the comparable period in the prior year. Our cash flows from operating activities can fluctuate significantly from period to period due to working capital needs, the timing of payments for items such as income taxes, restructuring activities, pension funding and other items.

We expect our available cash, fiscal 2012 operating cash flow and amounts available under our credit agreement to be adequate to fund fiscal 2012 operating needs, shareholder dividends, capital expenditures and additional share repurchases, if any.

Investing Activities

Our financial condition continues to remain strong at the end of the first quarter of fiscal 2012, with resources available for reinvestment in existing businesses and strategic acquisitions. Our capital expenditures were $6.8 million in the first quarter of fiscal 2012 compared with $3.1 million in the first quarter of fiscal 2011. Our capital expenditures in fiscal 2012 were primarily due to our sales growth and cost reduction initiatives.

Financing Activities

Our cash outflows from financing activities for the first three months of fiscal 2012 were $16.3 million, which included $15.6 million in share repurchases.

On October 6, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million of the Company’s currently outstanding common shares in addition to the approximately 1.0 million shares that were available to be repurchased under the October 2008 authorization by the Board of Directors (the “Programs”). Since fiscal 2009, the Company has repurchased approximately 2.4 million shares under the Programs, including 0.4 million shares that were repurchased for $15.6 million in the three month period ended November 30, 2011. There were no share repurchases in the three month period ended November 30, 2010.

Credit Agreement

Our Bank Credit Agreement (the “Agreement”) provides that we may borrow, for the five-year term of the Agreement, on a revolving credit basis up to a maximum of $150.0 million at any one time. In addition, under the terms of the Agreement, we are entitled, on up to six occasions prior to the maturity of the loan, subject to the satisfaction of certain conditions, to increase the aggregate commitments under the Agreement in the aggregate principal amount of up to $150.0 million. All outstanding amounts under the Agreement are due and payable on March 16, 2016. Interest is variable based upon formulas tied to a Eurocurrency rate or an alternative base rate defined in the Agreement, at our option. Borrowings, which may also be used for general corporate purposes, are unsecured, but are guaranteed by certain of our subsidiaries. While no amounts are outstanding under the Agreement at November 30, 2011, we have $26.4 million of standby letters of credit outstanding at November 30, 2011. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement, we have $123.6 million of unused borrowing capacity.

The Agreement contains customary representations and warranties, default provisions and affirmative and negative covenants, including limitations on indebtedness, liens, asset sales, mergers and other fundamental changes involving the Company, permitted investments, sales and lease backs, cash dividends and share repurchases, and financial covenants relating to interest coverage and leverage. As of November 30, 2011, we are in compliance with these covenants.

Following is information regarding our long-term contractual obligations and other commitments outstanding as of November 30, 2011:

	Payments Due by Period
Long-term contractual obligations	Total	One year or less	Two to three years	Four to five years	After five years
	(In thousands)
Long-term debt	$765	$742	$23	$—	$—
Operating leases (1)	21,000	6,000	9,000	4,000	2,000

Total contractual cash obligations	$21,765	$6,742	$9,023	$4,000	$2,000

(1)	Operating leases are estimated as of November 30, 2011 and consist primarily of building and equipment leases.

Unrecognized tax benefits, including interest and penalties, in the amount of $5.7 million as of November 30, 2011, have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of the future payments. The only other commercial commitments outstanding were standby letters of credit of $26.4 million, which are substantially due within one year.

Critical Accounting Policies

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are straightforward. There are, however, some policies that are critical because they are important in determining the financial condition and results of operations and some may involve management judgments due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts. These policies are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Report on Form 10-K for the year ended August 31, 2011. There have been no material changes in the accounting policies followed by us during fiscal 2012.

Safe Harbor Statement

In addition to historical information, this report contains forward-looking statements identified by use of words such as “expects,” “anticipates,” “believes,” and similar expressions. These statements reflect management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in our Annual Report on Form 10-K for the year ended August 31, 2011 filed with the Securities and Exchange Commission and include, but are not limited to: changes in the demand for or price of oil and/or natural gas; a significant decline in capital expenditures within the markets served by the Company; the failure of our Energy Services products used in oil and gas exploration, development and production; the possibility of product liability lawsuits that could harm our businesses; the sale of the Romaco businesses (including its benefits and effects); costs and difficulties related to the integration of T-3; dilution of earnings per share due to merger-related issuance of common shares; the inability to or delay in obtaining cost savings and synergies from the T-3 merger; inability to retain key personnel; the ability to realize the benefits of restructuring programs; increases in competition; changes in the availability and cost of raw materials; foreign exchange rate fluctuations as well as economic or political instability in international markets and performance in hyperinflationary environments, such as Venezuela; work stoppages related to union negotiations; customer order cancellations; events or circumstances which result in an impairment of, or valuation against, assets; the potential impact of U.S. and foreign legislation, government regulations, and other governmental action, including those relating to offshore drilling and hydraulic fracturing, and export and import of products and materials, and changes in the interpretation and application of such laws and regulations; the outcome of audit, compliance, administrative or investigatory reviews; proposed changes in U.S. tax law which could impact our future tax expense and cash flow and decline in the market value of our pension plans’ investment portfolios. Except as otherwise required by law, we do not undertake any obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In our normal operations we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended November 30, 2011. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2011.

Item 4. Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of November 30, 2011. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.

Based on this evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of November 30, 2011.

(B) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1A. Risk Factors

For information regarding factors that could affect the Company’s operations, financial condition and liquidity, see the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2011. There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the year ended August 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the Company’s repurchases of its common shares during the quarter ended November 30, 2011 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
September 1-30, 2011	—	$—	—	992,463
October 1-31, 2011	91,700	41.48	91,700	3,900,763
November 1-30, 2011	259,600	45.45	259,600	3,641,163

Total	351,300		351,300

(a)	The shares repurchased during the first quarter of fiscal 2012 were under our share repurchase programs. (See (b) below).

(b) On October 6, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million of the Company’s currently outstanding common shares. This is in addition to the approximately 1.0 million shares that were available to be repurchased under the October 27, 2008 authorization by the Board of Directors which had authorized 3.0 million shares to be repurchased (the “Programs”). Repurchases under both the Programs have and will generally be made in the open market or in privately negotiated transactions not exceeding prevailing market prices, subject to regulatory considerations and market conditions, and have and will be funded from the Company’s available cash and credit facilities. The Programs will expire when we have repurchased all the authorized shares under the Programs, unless terminated earlier by a Board resolution.

Item 6. Exhibits

a)	Exhibits — see INDEX TO EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.
(Registrant)

DATE: January 6, 2012	BY	/s/ Kevin J. Brown
Kevin J. Brown
Corporate Controller and Interim Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

INDEX TO EXHIBITS

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	F

	31.2	Rule 13a-14(a) CFO Certification	F

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	F

	32.2	Section 1350 CFO Certification	F

(101)		The following financial information from Robbins & Myers, Inc.’s Quarterly Report on Form 10-Q for the period ended November 30, 2011, filed with the SEC on January 6, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheet at November 30, 2011 and August 31, 2011, (ii) Consolidated Condensed Income Statement for the three month periods ended November 30, 2011 and 2010, (iii) the Consolidated Condensed Statement of Cash Flows for the three month periods ended November 30, 2011 and 2010, and (iv) Notes to Consolidated Condensed Financial Statements.	F

“F” Filed herewith