Form 10-Q
period 2012-02-29
ROBBINS & MYERS, INC.
filed 2012-03-28
CIK 84290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

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

Common shares, without par value, outstanding as of February 29, 2012: 43,907,834

Part I—Financial Information

Item 1. Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands)

	February 29, 2012	August 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$159,383	$230,606
Accounts receivable	177,298	166,511
Inventories:
Finished products	74,296	68,046
Work in process	48,232	48,944
Raw materials	34,636	34,473

	157,164	151,463
Other current assets	11,839	11,247
Deferred taxes	18,650	18,674

Total Current Assets	524,334	578,501
Goodwill	584,323	592,051
Other Intangible Assets	200,714	206,668
Deferred Taxes	25,113	26,344
Other Assets	14,840	13,776
Property, Plant and Equipment	410,285	402,496
Less accumulated depreciation	(241,650)	(236,870)

	168,635	165,626

TOTAL ASSETS	$1,517,959	$1,582,966

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$80,301	$84,761
Accrued expenses	88,971	91,253
Current portion of long-term debt	251	421

Total Current Liabilities	169,523	176,435
Long-Term Debt—Less Current Portion	—	24
Deferred Taxes	131,332	131,697
Other Long-Term Liabilities	87,214	108,391
Robbins & Myers, Inc. Shareholders’ Equity:
Common stock	599,023	691,220
Retained earnings	567,699	498,653
Accumulated other comprehensive loss	(52,500)	(39,935)

Total Robbins & Myers, Inc. Shareholders’ Equity	1,114,222	1,149,938
Noncontrolling Interest	15,668	16,481

Total Equity	1,129,890	1,166,419

TOTAL LIABILITIES AND EQUITY	$1,517,959	$1,582,966

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENT

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	Feb. 29, 2012	Feb. 28, 2011	Feb. 29, 2012	Feb. 28, 2011
Net sales	$255,926	$183,814	$493,249	$324,584
Cost of sales	153,987	118,482	295,769	205,903

Gross profit	101,939	65,332	197,480	118,681
Selling, general and administrative expenses	44,780	35,870	87,740	65,115
Other expense	—	13,312	—	13,312

Income before interest and income taxes (“EBIT”)	57,159	16,150	109,740	40,254
Interest expense (income), net	11	8	(50)	(17)

Income from continuing operations before income taxes	57,148	16,142	109,790	40,271
Income tax expense	18,659	4,615	35,846	13,719

Net income from continuing operations including noncontrolling interest	38,489	11,527	73,944	26,552
Income from discontinued operations, net of income taxes	—	1,535	—	1,602

Net income including noncontrolling interest	38,489	13,062	73,944	28,154
Less: Net income attributable to noncontrolling interest	373	125	571	521

Net income attributable to Robbins & Myers, Inc.	$38,116	$12,937	$73,373	$27,633

Net income per share from continuing operations:
Basic	$0.85	$0.29	$1.62	$0.72

Diluted	$0.84	$0.28	$1.61	$0.71

Net income per share:
Basic	$0.85	$0.33	$1.62	$0.76

Diluted	$0.84	$0.32	$1.61	$0.75

Weighted average common shares outstanding:
Basic	44,965	39,695	45,406	36,315

Diluted	45,165	40,095	45,624	36,668

Dividends per share:
Declared	$0.0500	$0.0450	$0.0950	$0.0875

Paid	$0.0500	$0.0450	$0.0950	$0.0875

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	February 29, 2012	February 28, 2011
Operating Activities:
Net income including noncontrolling interest	$73,944	$28,154
Adjustments to reconcile net income to net cash and cash equivalents provided (used) by operating activities:
Depreciation	9,899	8,204
Amortization	5,999	6,531
Stock compensation expense	1,657	3,331
Changes in operating assets and liabilities:
Accounts receivable	(13,287)	(15,414)
Inventories	(9,362)	(16,499)
Accounts payable	(3,360)	(10,330)
Accrued expenses	(479)	(13,620)
Long-term liabilities	(16,610)	(2,013)
Other	(2,021)	(1,176)

Net Cash and Cash Equivalents Provided (Used) by Operating Activities	46,380	(12,832)

Investing Activities:
Business acquisition, net of cash acquired	—	(90,410)
Capital expenditures, net of nominal disposals	(15,380)	(7,197)

Net Cash and Cash Equivalents Used by Investing Activities	(15,380)	(97,607)

Financing Activities:
Proceeds from debt borrowings	4,971	5,157
Repayments of debt	(5,165)	(7,526)
Share repurchase program	(94,980)	—
Net proceeds from issuance of common stock, including stock option tax impact	1,124	15,586
Cash dividends paid	(4,327)	(3,440)

Net Cash and Cash Equivalents (Used) Provided by Financing Activities	(98,377)	9,777
Exchange Rate Impact on Cash	(3,846)	2,230

Decrease in Cash and Cash Equivalents	(71,223)	(98,432)
Cash and Cash Equivalents at Beginning of Period	230,606	149,213

Cash and Cash Equivalents at End of Period	$159,383	$50,781

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

February 29, 2012

(Unaudited)

NOTE 1—Preparation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“Company,” “R&M,” “we,” “our” or “us”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of February 29, 2012 and August 31, 2011, and the results of our operations for the three and six month periods ended February 29, 2012 and February 28, 2011, and cash flows for the six month periods ended February 29, 2012 and February 28, 2011. The results of operations for any interim period are not necessarily indicative of results for the full year. All intercompany transactions have been eliminated.

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

Beginning with the first quarter of fiscal year 2012 (“fiscal 2012”), we changed the composition of our reportable segments to reflect organizational, management and operational changes implemented in the first quarter of fiscal 2012. The Company now reports results in two business segments consisting of Energy Services and Process & Flow Control. The Company previously reported its operations under the Fluid Management segment and the Process Solutions segment. The businesses in our Energy Services segment provide mission-critical products to customers in the upstream oil and gas markets for use in drilling and exploration, production and completion, and pipeline transmission infrastructure. Major products include power sections for drilling motors, blowout preventers and pressure control products, wellhead products and wellbore wear prevention components, pipeline closures and valves. Our Energy Services segment includes products and services sold under the Robbins & Myers Energy Systems® and T-3® brands. Our Process & Flow Control segment targets industrial customers in the industrial chemical, pharmaceutical, wastewater treatment, food and beverage, and other end markets. Products include glass-lined reactors and thermal heat exchangers, progressing cavity pumps for industrial applications and surface transfer of viscous fluids, mixing equipment and engineered systems used to filter and process various liquids and materials. Primary brands in our Process & Flow Control segment include Pfaudler®, Moyno®, Chemineer® and Edlon®.

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

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their fair values as of the merger date. We have finalized our valuations of acquired assets, liabilities and contingencies. All measurement period adjustments related to the acquisition were made in the year ended August 31, 2011.

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

	Three Months Ended February 28, 2011	Six Months Ended February 28, 2011
	(In thousands, except per share data)
Net sales from continuing operations:
As reported	$183,814	$324,584
Pro forma泅	208,436	404,054

Net income attributable to Robbins & Myers, Inc. from continuing operations:
As reported	$11,402	$26,031
Pro forma	15,085	22,847

Basic net income per share from continuing operations:
As reported	$0.29	$0.72
Pro forma	0.33	0.50

Diluted net income per share from continuing operations:
As reported	$0.28	$0.71
Pro forma	0.33	0.50

The six month pro forma period reflects the expense due to the inventory write-up values and amortization of backlog of $16.7 million ($10.8 million after tax and $0.24 per share) which had lives of three months or less. Therefore, these assets were fully amortized in the first three months of fiscal 2011.

NOTE 3—Discontinued Operations

During the third quarter of fiscal 2011, we entered into an agreement to divest our Romaco businesses (Romaco segment) and on April 29, 2011, we completed the sale of all the shares and equity interest in our Romaco businesses for a consideration of approximately €64 million (approximately $95 million at the time of closing), which included €61 million in cash and €3 million of liabilities assumed. See Note 4—Discontinued Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 for further discussion regarding the Romaco segment sale. The results of operations for our Romaco segment are reported as discontinued operations for the three and six month periods ended February 28, 2011 and are summarized as follows:

	Three Months Ended February 28, 2011	Six Months Ended February 28, 2011
	(In thousands, except per share data)
Net sales	$31,104	$54,283

Net income per share from discontinued operations:
Basic	$0.04	$0.04

Diluted	$0.04	$0.04

Income from operations of divested businesses	$2,109	$2,201
Income tax (expense)	(574)	(599)

Income from discontinued operations, net of income taxes	$1,535	$1,602

There were no assets or liabilities attributable to discontinued operations at February 29, 2012 and August 31, 2011.

NOTE 4—Goodwill and Other Intangible Assets

As discussed in Note 1, the Company made certain changes to its business segments effective in the first quarter of fiscal 2012 and the opening balance of goodwill below reflects this new segmentation change. Changes in the carrying amount of goodwill for the six month period ended February 29, 2012, by reportable segment, are as follows:

	Energy Services	Process & Flow Control	Total
	(In thousands)
Balance as of September 1, 2011	$422,517	$169,534	$592,051
Translation adjustment impact	(1,049)	(6,679)	(7,728)

Balance as of February 29, 2012	$421,468	$162,855	$584,323

Information regarding our other intangible assets is as follows:

	As of February 29, 2012			As of August 31, 2011
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Customer Relationships	$156,385	$8,824	$147,561	$156,500	$4,774	$151,726
Technology	32,576	2,442	30,134	32,600	1,347	31,253
Patents, Trademarks and Trade names	30,589	10,282	20,307	30,646	9,644	21,002
Non-compete Agreements	8,792	7,577	1,215	8,822	7,544	1,278
Financing Costs	9,619	9,161	458	9,652	9,172	480
Other	13,597	12,558	1,039	13,552	12,623	929

Total	$251,558	$50,844	$200,714	$251,772	$45,104	$206,668

The amortization expense for the three and six month periods ended February 29, 2012 was $3.0 million and $6.0 million, respectively. We estimate that the amortization expense will be approximately $6.0 million for the remainder of fiscal 2012 and $12.0 million for each of the next five years beginning fiscal 2013. The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from the estimated amounts due to changes in foreign currency exchange rates, impairment of intangible assets, intangible asset additions and their fair value adjustments in the measurement period, accelerated amortization of intangible assets, acquisition and divestiture activities and other factors.

NOTE 5—Net Income per Share

The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Three Months Ended		Six Months Ended
	Feb. 29, 2012	Feb. 28, 2011	Feb. 29, 2012	Feb. 28, 2011
	(In thousands, except per share data)
Numerator:
Net income from continuing operations attributable to Robbins & Myers, Inc.	$38,116	$11,402	$73,373	$26,031

Denominator:
Basic weighted average shares	44,965	39,695	45,406	36,315
Effect of dilutive options and restricted shares/units	200	400	218	353

Diluted weighted average shares	45,165	40,095	45,624	36,668

Basic net income per share from continuing operations	$0.85	$0.29	$1.62	$0.72

Diluted net income per share from continuing operations	$0.84	$0.28	$1.61	$0.71

Anti-dilutive options (excluded from diluted net income per share computations)	76	179	32	392

In connection with the acquisition of T-3 on January 10, 2011, we issued approximately 12.0 million shares to T-3 stockholders as part of the purchase price consideration, which have been included in our computation of basic and diluted net income per share for the three and six month periods ended February 29, 2012 and February 28, 2011. In addition, as part of the merger consideration, we issued approximately 1.0 million options to replace T-3 grants for pre-merger services which have also been included in the computation above. The net income of T-3 that is included in our consolidated condensed financial statements for the three and six month periods ended February 29, 2012 was approximately $6.5 million and $14.1 million, respectively. The net loss of T-3 from acquisition date that is included in our consolidated condensed financial statements for the three and six month periods ended February 28, 2011 was approximately $3.0 million, which included pre-tax expense of $11.5 million ($7.5 million after tax) related to amortization of intangible assets for opening customer backlog, expense due to inventory write-up values and severance costs.

NOTE 6—Product Warranties

We estimate our warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.

Changes in our product warranty liability during the period are as follows:

Six Months Ended February 29, 2012
(In thousands)
Balance at beginning of the period	$6,853
Warranty expense	1,412
Deductions/payments	(1,435)
Translation adjustment impact	(55)

Balance at end of the period	$6,775

NOTE 7—Long-Term Debt

February 29, 2012
(In thousands)
Debt:
Revolving credit loan	$—
Other	251

Total debt	251
Less current portion	251

Long-term debt	$—

Our Bank Credit Agreement (the “Agreement”) provides that we may borrow, for the term of the Agreement, on a revolving credit basis up to a maximum of $150.0 million at any one time. In addition, under the terms of the Agreement, we are entitled, on up to six occasions prior to the maturity of the loan, subject to the satisfaction of certain conditions, to increase the aggregate commitments under the Agreement in the aggregate principal amount of up to $150.0 million. All outstanding amounts under the Agreement are due and payable on March 16, 2016. Interest is variable based upon formulas tied to a Eurocurrency rate or an alternative base rate defined in the Agreement, at our option. Borrowings, which may also be used for general corporate purposes, are unsecured, but are guaranteed by certain of our subsidiaries. While no amounts are outstanding under the Agreement at February 29, 2012, we have $24.3 million of standby letters of credit outstanding at February 29, 2012. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement, we have $125.7 million of unused borrowing capacity.

The Agreement contains customary representations and warranties, default provisions and affirmative and negative covenants, including limitations on indebtedness, liens, asset sales, mergers and other fundamental changes involving the Company, permitted investments, sales and lease backs, cash dividends and share repurchases, and financial covenants relating to interest coverage and leverage. As of February 29, 2012, we are in compliance with these covenants.

NOTE 8—Retirement Benefits

Pension and other postretirement plan costs are as follows:

Pension Benefits

	Three Months Ended		Six Months Ended
	Feb. 29, 2012	Feb. 28, 2011	Feb. 29, 2012	Feb. 28, 2011
	(In thousands)
Service cost	$244	$333	$589	$717
Interest cost	1,976	1,975	4,004	3,957
Expected return on plan assets	(1,792)	(1,554)	(3,450)	(3,108)
Amortization of prior service cost	44	59	87	118
Amortization of unrecognized losses	616	1,229	1,520	2,459
Settlement/curtailment expense	—	—	—	1,203

Net periodic benefit cost	$1,088	$2,042	$2,750	$5,346

We entered into a new labor agreement at one of our U.S. facilities in the first quarter of fiscal 2011. As a result, we incurred curtailment expense of approximately $1.2 million in the first quarter of fiscal 2011. Curtailment of the pension plan is expected to reduce pension costs in future years.

The Company expects to contribute approximately $19.0 million (including $17.4 million in the first six months of 2012) to its pension benefit plans in fiscal 2012, compared to the initial estimate of $7.2 million at August 31, 2011.

Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	Feb. 29, 2012	Feb. 28, 2011	Feb. 29, 2012	Feb. 28, 2011
	(In thousands)
Service cost	$122	$140	$244	$280
Interest cost	292	332	584	664
Amortization of prior service cost	51	53	102	106
Amortization of unrecognized losses	147	150	294	300

Net periodic benefit cost	$612	$675	$1,224	$1,350

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

The effective tax rate was 32.7% for the second quarter and 32.6% for the six month year-to-date period of fiscal 2012. The 2012 rates were lower than the U.S. federal statutory income tax rate primarily due to increased income in our foreign locations which have lower effective tax rates, as well as U.S. tax credits and permanent deductions related to research and development and U.S. manufacturing.

The effective tax rate was 28.6% for the second quarter and 34.1% for the year to date period of fiscal 2011. The second quarter fiscal 2011 effective tax rate was lower than the U.S. federal statutory tax rate primarily due to finalizing certain tax estimates and U.S. tax credits in the second quarter of fiscal 2011 with the filing of the Company’s U.S. federal tax return of approximately $1.3 million and changes in U.S. tax law extending the research and development credit.

The balance of unrecognized tax benefits, including interest and penalties, as of February 29, 2012 and August 31, 2011 was $5.7 million and $5.6 million, respectively, all of which would affect the effective tax rate if recognized in future periods.

NOTE 10—Comprehensive Income

	Three Months Ended		Six Months Ended
	Feb. 29, 2012	Feb. 28, 2011	Feb. 29, 2012	Feb. 28, 2011
	(In thousands)
Net income including noncontrolling interest	$38,489	$13,062	$73,944	$28,154
Other comprehensive income:
Foreign currency translation	6,433	5,752	(15,111)	9,953
Pension liability adjustment, net of tax	662	1,583	1,315	1,583

Comprehensive income	45,584	20,397	60,148	39,690
Less: Comprehensive (income) loss attributable to noncontrolling interest	(845)	(514)	660	(1,156)

Comprehensive income attributable to Robbins & Myers, Inc.	$44,739	$19,883	$60,808	$38,534

The net income of T-3 that is included in our consolidated condensed financial statements for the three and six month periods ended February 29, 2012 was approximately $6.5 million and $14.1 million, respectively.

The net loss of T-3 from the acquisition date that is included in our consolidated condensed financial statements for the three and six month periods ended February 28, 2011 was approximately $3.0 million.

NOTE 11—Stock Compensation

We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. Under the plan, the stock option price per share may not be less than the fair market value per share as of the date of grant. Outstanding grants generally become exercisable over a three to four year period. In addition, we sponsor a long term incentive plan for selected participants who earn performance share awards on varying target levels, based on earnings per share and return on net assets. As of February 29, 2012, we had $5.3 million of compensation expense not yet recognized related to nonvested stock awards. The weighted average period that this compensation cost will be recognized is 2.2 years. There were approximately 0.1 million and 0.5 million stock options exercised in the first six months of fiscal 2012 and fiscal 2011, respectively.

Total stock compensation expense for all stock based awards for the first six months of fiscal 2012 and 2011 was $1.7 million ($1.1 million after tax) and $3.3 million ($2.2 million after tax), respectively. The second quarter of fiscal 2011 included approximately $2.0 million of stock compensation expense which resulted from accelerated vesting of certain stock awards upon the acquisition of T-3 pursuant to the terms of those awards.

NOTE 12—Business Segments

The following tables present information about our reportable business segments. As mentioned in Note 1 above, beginning with the first quarter of fiscal 2012, we changed the composition of our reportable segments to reflect organizational, management and operational changes implemented in the first quarter of fiscal 2012. The Company now reports results in two business segments consisting of Energy Services and Process & Flow Control. The results of T-3’s operations have been included in our consolidated condensed financial statements since the acquisition date of January 10, 2011 within our Energy Services segment. The customer sales of T-3 for the three and six month periods ended February 29, 2012 included in our operating results were $73.9 million and $141.2 million, respectively. The EBIT of T-3 for the three and six month periods ended February 29, 2012 included in our operating results was $11.5 million and $24.7 million, respectively. The customer sales and negative EBIT of T-3 included in our operating results from the acquisition date, for the three and six month periods ended February 28, 2011 were $35.5 million and $4.6 million, respectively. Inter-segment sales were not material and were eliminated at the consolidated level.

	Three Months Ended			Six Months Ended
	Feb. 29, 2012	Feb. 28, 2011		Feb. 29, 2012	Feb. 28, 2011
	(In thousands)
Unaffiliated Customer Sales:
Energy Services	$167,777	$104,433		$314,765	$166,260
Process & Flow Control	88,149	79,381		178,484	158,324

Total	$255,926	$183,814		$493,249	$324,584

Income Before Interest and Income Taxes (“EBIT”):
Energy Services	$50,425	$21,728	(1)	$97,723	$44,474	(1)
Process & Flow Control	9,521	5,574		19,591	12,112
Corporate and Eliminations	(2,787)	(11,152)	(2)	(7,574)	(16,332)	(2)

Total	$57,159	$16,150		$109,740	$40,254

	Feb. 29, 2012	Aug. 31, 2011
	(In thousands)
Identifiable Assets:
Energy Services	$961,414	$939,144
Process & Flow Control	380,729	388,826
Corporate and Eliminations	175,816	254,996

Total	$1,517,959	$1,582,966

(1)	Includes costs of $3.0 million due to merger-related severance costs, $4.4 million related to T-3 backlog amortization costs and $4.1 million of expense due to inventory write-up values recorded in cost of sales.
(2)	Includes costs of $5.9 million due to merger-related professional fees and accelerated stock compensation expense.

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

NOTE 13—Share Repurchase Program

On October 6, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million of the Company’s currently outstanding common shares in addition to the approximately 1.0 million shares that were available to be repurchased under the October 2008 authorization by the Board of Directors (the “Programs”). Repurchases under both Programs have and will generally be made in the open market or in privately negotiated transactions not exceeding prevailing market prices, subject to regulatory considerations and market conditions, and have and will be funded from the Company’s available cash and credit facilities. The Programs will expire when we have repurchased all the authorized shares under the Programs, unless terminated earlier by a Board resolution. Since fiscal 2009, the Company has repurchased approximately 4.0 million shares, including 2.0 million shares that were repurchased for $95.0 million in the six month period ended February 29, 2012. As of March 23, 2012, the Company had approximately 1.1 million shares remaining available for repurchase under the Programs.

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

A summary of the financial assets that are carried at fair value measured on a recurring basis as of February 29, 2012 and August 31, 2011 is as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
February 29, 2012:
Cash and cash equivalents (1)	$159,383	—	—

August 31, 2011:
Cash and cash equivalents (1)	$230,606	—	—

(1)	Our cash and cash equivalents primarily consist of cash in banks, commercial paper and overnight investments in highly rated financial institutions.

Non-Financial Assets and Liabilities at Fair value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At February 29, 2012, no fair value adjustments or fair value measurements were required for nonfinancial assets or liabilities.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. The fair values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximate their carrying values because of the short-term nature of these instruments.

NOTE 16—Subsequent Event

On March 8, 2012, unionized employees at the Company’s Moyno manufacturing facility in Springfield, Ohio, rejected the Company’s labor contract offer and initiated a work stoppage. Operations at the facility have continued during this work stoppage, and the Company does not expect a material effect on its operating results.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the energy, industrial, chemical and pharmaceutical markets worldwide. With our acquisition of T-3 Energy Services, Inc. (“T-3”) on January 10, 2011 (“the acquisition date”), we are expanding and complementing our energy business in our Energy Services segment, and creating a stronger strategic platform with better scale to support future growth. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. We have initiated programs to reduce our manufacturing footprint for specific product lines to improve asset utilization, and we have standardized more of the reactor system product offerings to leverage our supply chain, global manufacturing assets and functional resources. We expect to continue our streamlining efforts in certain businesses in fiscal 2012 and pursue organic and strategic growth initiatives to improve our competitiveness, financial results, long-term profitability and shareholder value.

We continued to experience positive results during the second quarter of fiscal 2012 in major geographic areas and end markets, with most products achieving revenue growth and improved margins driven by strong backlog at the beginning of fiscal 2012 and orders through the first six months of fiscal 2012. We are seeing increasing demand across our energy and certain industrial and chemical markets, and better performance in many of our products. We are cautiously optimistic that positive momentum from fiscal 2011 and strong market trends in oil and gas markets will enable us to realize the potential for more growth and value creation in fiscal 2012.

With approximately 47% of our sales outside the United States, we can be affected by changes in currency exchange rates between the U.S. dollar and the foreign currencies in non-U.S. countries in which we operate. Although the U.S. dollar strengthened against most of the other major currencies in fiscal 2012, the impact on net income, sales and orders due to exchange rate changes was not material in the first half of fiscal 2012 compared with the same period in the prior year. Additionally, the assets and liabilities of our foreign operations are translated at the exchange rates in effect at the balance sheet date, with related gains or losses reported as a separate component of our shareholders’ equity, except for Venezuela which is reported following highly inflationary accounting rules under U.S. generally accepted accounting principles (“GAAP”). The marginal strengthening of the U.S. dollar against most other foreign currencies in the first half of fiscal 2012 did not materially impact our financial condition at the end of the second quarter as compared with end of fiscal 2011.

Beginning with the first quarter of fiscal 2012, we changed the composition of our reportable segments to reflect organizational, management and operational changes implemented in the first quarter of fiscal 2012. The Company now reports results in two business segments consisting of Energy Services and Process & Flow Control. The Company previously reported its operations under the Fluid Management segment and the Process Solutions segment. The businesses in our Energy Services segment provide mission-critical products to customers in the upstream oil and gas markets for use in drilling and exploration, production and completion, and pipeline transmission infrastructure. Major products include power sections for drilling motors, blowout preventers and pressure control products, artificial lift equipment and automation, wellhead products and wellbore wear prevention components, pipeline closures and valves. Our Energy Services segment includes products and services sold under the Robbins & Myers Energy Systems® and T-3® brands. Our Process & Flow Control segment targets industrial customers in the industrial chemical, pharmaceutical, wastewater treatment, food and beverage, and other end markets. Products include glass-lined reactors and thermal heat exchangers, progressing cavity pumps for industrial applications and surface transfer of viscous fluids, mixing equipment and engineered systems used to filter and process various liquids and materials. Primary brands in our Process & Flow Control segment include Pfaudler®, Moyno®, Chemineer® and Edlon®. We believe that this strategic realignment, which is reflected in our financial reporting for all periods presented, will enable us to have greater focus on our primary end markets while creating additional opportunities to more efficiently serve common customers and to leverage strengths across product groups.

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

Energy Services. Order levels from customers served by our Energy Services segment continued to show a strong upward trend in the first half of fiscal 2012 compared with the prior year period. Demand for our energy products remains robust and continues to grow. Our primary objectives for this segment are to grow sales by increasing our manufacturing capacity to meet current demand, expanding our geographic reach, improving our selling and product management capabilities, commercializing new products in our niche market sectors, developing new customer relationships, and expanding our aftermarket business. Our Energy Services business segment designs, manufactures, markets, repairs and services equipment and systems including power sections for drilling motors, blow-out preventers, downhole progressing cavity pumps, top drive systems and controllers, wellhead equipment, frac manifolds and trees, high pressure engineered gate valves, and a broad line of ancillary equipment for the energy sector, such as rod guides, rod and tubing rotators, pipeline closure products and valves. These products are primarily used in oil and gas exploration and recovery applications.

Process & Flow Control. Order levels in our Process & Flow Control segment improved in the first half of fiscal 2012, relative to the comparable period of the prior year. Pricing is beginning to show improvement in fiscal 2012, but has not fully recovered, especially in the European chemical markets. Our primary objectives for this segment are to reduce operating costs in developed regions, increase manufacturing capabilities in low cost areas, standardize our products to increase operating flexibility, integrate our global operations and increase our focus on aftermarket opportunities. Our Process & Flow Control business segment designs, manufactures and services glass-lined reactors and storage vessels, customized equipment and systems and customized fluoropolymer-lined fittings, industrial progressing cavity pumps and complementary products such as grinders and customized fluid-agitation equipment and systems primarily for the pharmaceutical, industrial and specialty chemical markets.

The following tables present the components of our consolidated income statement and segment information for the three and six month periods of fiscal 2012 and 2011.

	Three Months Ended		Six Months Ended
	Feb. 29, 2012	Feb. 28, 2011	Feb. 29, 2012	Feb. 28, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.2	64.5	60.0	63.4

Gross profit	39.8	35.5	40.0	36.6
Selling, general and administrative expenses	17.5	19.5	17.8	20.1
Other expense	—	7.2	—	4.1

EBIT (1)	22.3%	8.8%	22.2%	12.4%

(1)	Includes costs of $13.3 million (7.2% and 4.1% of net sales for the three and six month periods ended February 28, 2011, respectively) due to merger-related severance costs, professional fees, backlog amortization costs and stock compensation expense which are included in Other expense and $4.1 million (2.2% and 1.3% of net sales for the three and six month periods ended February 28, 2011, respectively) of expense due to inventory write-up values recorded in cost of sales.

	Three Months Ended		Six Months Ended
	Feb. 29, 2012	Feb. 28, 2011	Feb. 29, 2012	Feb. 28, 2010
	(In thousands, except percents)
Segment
Energy Services:
Sales	$167,777	$104,433	$314,765	$166,260
EBIT	50,425	21,728 (1)	97,723	44,474 (1)
EBIT %	30.1%	20.8%	31.0%	26.7%

Process & Flow Control:
Sales	$88,149	$79,381	$178,484	$158,324
EBIT	9,521	5,574	19,591	12,112
EBIT %	10.8%	7.0%	11.0%	7.7%

(1)	Includes costs of $3.0 million due to merger-related severance costs, $4.4 million related to T-3 backlog amortization costs and $4.1 million of expense due to inventory write-up values recorded in cost of sales.

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

Three months ended February 29, 2012 and February 28, 2011

Net Sales

Consolidated net sales from continuing operations for the second quarter of fiscal 2012 were $255.9 million, or $72.1 million higher than net sales for the second quarter of fiscal 2011. Excluding the impacts of currency translation and the T-3 acquisition, net sales increased by $35.7 million, or 24%.

The Energy Services segment, which includes T-3 results since January 10, 2011, had sales of $167.8 million in the second quarter of fiscal 2012 compared with $104.4 million in the second quarter of fiscal 2011. Excluding currency translation and acquisition impacts, sales increased $25.4 million, or 37%. This increase was primarily due to strong growth in horizontal rigs, as exploration and production companies invested in drilling activities in North America. Orders for this segment were impacted by the same factors and at $196.2 million were $36.0 million, or 55% higher than the comparable period in the prior year, excluding currency and acquisition impacts. Ending backlog at February 29, 2012 is $171.9 million compared with $121.3 million at August 31, 2011 and $98.1 million at February 28, 2011.

The Process & Flow Control segment had sales of $88.1 million in the second quarter of fiscal 2012 compared with $79.4 million in the second quarter of fiscal 2011, an increase of 11%. Excluding the impact of currency translation, sales increased $10.3 million, or 13%, over the prior year period, driven by higher orders in the last twelve months. Segment orders improved $14.2 million, or 17%, from the second quarter of fiscal 2011 levels to $98.0 million, reflecting improved market conditions in certain served end markets. Adjusting for changes in currency exchange rates, orders increased $15.5 million, or 18%, from the prior year period. Ending backlog at February 29, 2012 is $129.4 million compared with $129.8 million at August 31, 2011 and $122.9 million at February 28, 2011.

Earnings Before Interest and Income Taxes (EBIT)

Consolidated EBIT for the second quarter of fiscal 2012 was $57.2 million, an increase of $41.0 million from the second quarter of fiscal 2011. Excluding the impacts of currency translation and the T-3 acquisition, EBIT increased by $19.2 million. There were lower non-acquisition related corporate costs in fiscal 2012 of $2.5 million, as described below. The remaining increase of $16.7 million was primarily attributable to the higher sales volume described above and favorable product sales mix in our Energy Services segment. The exchange rate impact on EBIT was minimal.

The Energy Services segment had EBIT of $50.4 million in the second quarter of fiscal 2012, compared with $21.7 million in the second quarter of fiscal 2011, an increase of $28.7 million. The T-3 business acquired in the second quarter of fiscal 2011 accounted for $16.1 million of the increase as it had EBIT of $11.5 million in the second quarter of fiscal 2012 compared with a net EBIT loss of $4.6 million in the comparable period of prior year. The prior year loss included non-recurring expenses of $11.5 million for higher amortization related to customer backlog, severance, other merger-related costs and the expense due to inventory write-up values. The remaining increase in EBIT of $12.6 million was mainly due to the higher sales volume described above and a favorable product sales mix.

The Process & Flow Control segment had EBIT of $9.5 million in the second quarter of fiscal 2012 compared with $5.6 million in the second quarter of fiscal 2011, an increase of $3.9 million. Foreign currency had no impact on EBIT in the quarter. This increase in EBIT resulted primarily from higher sales volume in fiscal 2012.

Corporate costs in the second quarter of fiscal 2012 were $8.4 million lower than the same period in the prior year, $2.5 million primarily due to lower compensation costs related to the departure of an executive officer in the second quarter of fiscal 2012, lower pension costs and higher foreign currency gains. There were also $5.9 million of costs relating to the T-3 merger in fiscal 2011 that did not recur in fiscal 2012.

Income Taxes

The effective tax rate was 32.7% for the second quarter of fiscal 2012 compared with 28.6% in the prior year period. The 2012 rates were lower than the U.S. federal statutory income tax rate primarily due to increased income in our foreign locations which have lower effective tax rates, as well as U.S. tax credits and permanent deductions related to research and development and U.S. manufacturing.

The second quarter fiscal 2011 effective tax rate was lower than the statutory tax rate and the current year second quarter rate, primarily due to finalizing certain tax estimates and U.S. tax credits in the second quarter of fiscal 2011 with the filing of the Company’s U.S. federal tax return of approximately $1.3 million and changes in U.S. tax law extending the research and development credit.

Six months ended February 29, 2012 and February 28, 2011

Net Sales

Consolidated net sales from continuing operations for the first half of fiscal 2012 were $493.2 million; $168.7 million higher than net sales for the same period of fiscal 2011. Excluding the impacts of currency translation and the T-3 acquisition, sales increased by $59.9 million, or 21%, due to higher sales in both of our segments in fiscal 2012.

The Energy Services segment had sales of $314.8 million in the first half of fiscal 2012 compared with $166.3 million in the same period of fiscal 2011. Excluding the impacts of currency and T-3 acquisition, sales for the first half of fiscal 2012 increased by $43.2 million, or 33% compared with the same period in the prior year. This increase was primarily due to higher customer demand resulting from higher oil prices worldwide and increased expenditure for drilling activity in North America. Orders for this segment were strong at $365.7 million in the first half of fiscal 2012 compared with $183.9 million in the same prior year period. Excluding currency and acquisition impacts, orders in the first half of fiscal 2012 grew $58.4 million, or 43%. Ending backlog at February 29, 2012 is $171.9 million compared with $121.3 million at August 31, 2011 and $98.1 million at February 28, 2011.

The Process & Flow Control segment had sales of $178.5 million in the first half of fiscal 2012, higher than the $158.3 million recorded in the same period of fiscal 2011, an increase of $20.2 million, or 13%. Excluding the impact of currency translation, sales in the first half of fiscal 2012 increased $16.7 million, or 11%, over the comparable prior year period. Segment orders in the first half of fiscal 2012 increased by $14.8 million, or 9% from the same period in the prior year period due to improved demand in certain served end markets. Excluding currency impact, orders in the first half of fiscal 2012 increased by $11.7 million, or 7%, over the same period of fiscal 2011. Ending backlog at February 29, 2012 is $129.4 million compared with $129.8 million at August 31, 2011 and $122.9 million at February 28, 2011.

Earnings Before Interest and Income Taxes (EBIT)

Consolidated EBIT for the first half of fiscal 2012 was $109.7 million, an increase of $69.5 million from the same period of the prior year. Excluding the impacts of currency translation and the T-3 acquisition, EBIT increased by $33.6 million. There were lower non-acquisition related corporate costs in fiscal 2012 of $2.9 million, described below, and fiscal 2011 included pension curtailment costs of $1.2 million which did not recur in fiscal 2012. The remaining increase of $29.5 million was primarily attributable to the higher sales volume described above and favorable product sales mix in our Energy Services segment. The exchange rate impact on EBIT was minimal.

The Energy Services segment had EBIT of $97.7 million in the first half of fiscal 2012, compared with $44.5 million in the same prior year period, an increase of $53.2 million. The T-3 business acquired in the second quarter of fiscal 2011 accounted for $29.3 million of the increase as it had EBIT of $24.7 million in the first half of fiscal 2012 compared with a net EBIT loss of $4.6 million in the comparable period of prior year. The prior year loss included non-recurring expenses of $11.5 million for higher amortization related to customer backlog, severance, other merger-related costs and the expense due to inventory write-up values. The remaining increase in EBIT of $23.9 million was mainly due to the higher sales volume described above and a favorable product sales mix. The exchange rate impact on EBIT was minimal.

The Process & Flow Control segment had EBIT of $19.6 million in the first half of fiscal 2012 compared with $12.1 million in the comparable period of fiscal 2011, an increase of $7.5 million, or 62%. Excluding currency impact, EBIT for this segment grew $6.9 million, or 57%. The increase in EBIT is due principally to the higher sales volume in fiscal 2012 described above, as well as $1.2 million of pension curtailment costs in the first quarter of fiscal 2011 related to one of our U.S. operations that did not recur in fiscal 2012.

Corporate costs were $8.8 million lower in the first half of fiscal 2012 compared with the same period in fiscal

2011, $2.9 million primarily due to lower compensation costs related to the departure of an executive officer in the second quarter of fiscal 2012, lower pension costs and higher foreign currency gains. There were also $5.9 million of costs relating to the T-3 merger in fiscal 2011that did not recur in fiscal 2012.

Income Taxes

The effective tax rate was 32.6% for the first half of fiscal 2012 compared with 34.1% in the comparable prior year period. The current year rate is lower than the statutory tax rate and the prior year rate, primarily due to increased income in our foreign locations which have lower effective tax rates, as well as U.S. tax credits and permanent deductions related to research and development and U.S. manufacturing.

Liquidity and Capital Resources

Operating Activities

In the first half of fiscal 2012, our cash inflow from operating activities was $46.4 million, compared with a cash outflow of $12.8 million in the same period of the prior year. This increase, despite our higher pension payments of approximately $9.0 million for U.S. plans in fiscal 2012, occurred primarily because of higher income and lower investment in working capital relative to the comparable period in the prior year. The first half of fiscal 2011 included payments related to accruals in the opening balance sheet of T-3. Our cash flows from operating activities can fluctuate significantly from period to period due to working capital needs, the timing of payments for items such as income taxes, restructuring activities, pension funding and other items.

We expect our available cash, fiscal 2012 operating cash flow and amounts available under our credit agreement to be adequate to fund fiscal 2012 operating needs, shareholder dividends, capital expenditures, and additional share repurchases, if any.

Investing Activities

Our financial condition continues to remain strong at the end of the second quarter of fiscal 2012, with resources available for reinvestment in existing businesses and strategic acquisitions. Our capital expenditures were $15.4 million in the first half of fiscal 2012 and related primarily to our sales growth and cost reduction initiatives.

Our cash outflows relating to investing activities for the first half of fiscal 2011 of $97.6 million included $90.4 million of cash used for the T-3 acquisition, net of cash acquired, and $7.2 million for capital expenditures.

Financing Activities

Our cash outflows from financing activities for the first half of fiscal 2012 were $98.4 million, which included $95.0 million in share repurchases, as more fully described at Part II, Item 2 of this report.

The decrease in net proceeds from stock activities in fiscal 2012 primarily resulted from fewer stock option exercises in the current year. Fiscal 2011 included the exercise of approximately 0.5 million stock options resulting in cash proceeds of approximately $11.5 million.

The quarterly dividend rate per common share was increased in January 2012 from $0.045 to $0.050.

Credit Agreement

Our Bank Credit Agreement (the “Agreement”) provides that we may borrow, for the term of the Agreement, on a revolving credit basis up to a maximum of $150.0 million at any one time. In addition, under the terms of the Agreement, we are entitled, on up to six occasions prior to the maturity of the loan, subject to the satisfaction of certain conditions, to increase the aggregate commitments under the Agreement in the aggregate principal amount of up to $150.0 million. All outstanding amounts under the Agreement are due and payable on March 16, 2016. Interest is variable based upon formulas tied to a Eurocurrency rate or an alternative base rate defined in the Agreement, at our option. Borrowings, which may also be used for general corporate purposes, are unsecured, but are guaranteed by certain of our subsidiaries. While no amounts are outstanding under the Agreement at February 29, 2012, we have $24.3 million of standby letters of credit outstanding at February 29, 2012. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement, we have $125.7 million of unused borrowing capacity.

The Agreement contains customary representations and warranties, default provisions and affirmative and negative covenants, including limitations on indebtedness, liens, asset sales, mergers and other fundamental changes involving the Company, permitted investments, sales and lease backs, cash dividends and share repurchases, and financial covenants relating to interest coverage and leverage. As of February 29, 2012, we are in compliance with these covenants.

Following is information regarding our long-term contractual obligations and other commitments outstanding as of February 29, 2012:

	Payments Due by Period
Long-term contractual obligations	Total	One year or less	Two to three years	Four to five years	After five years
	(In thousands)
Long-term debt	$251	$251	$—	$—	$—
Operating leases (1)	21,000	6,000	9,000	4,000	2,000

Total contractual cash obligations	$21,251	$6,251	$9,000	$4,000	$2,000

(1)	Operating leases are estimated as of February 29, 2012, and consist primarily of building and equipment leases.

Unrecognized tax benefits, including interest and penalties, in the amount of $5.7 million at February 29, 2012, have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of the future payments. The only other commercial commitments outstanding were standby letters of credit of $24.3 million, which are substantially due within one year.

Critical Accounting Policies

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are straightforward. There are, however, some policies that are critical because they are important in determining the financial condition and results of operations and some may involve management judgments due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts. These policies are described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Report on Form 10-K for the year ended August 31, 2011. There have been no material changes in the accounting policies followed by us during fiscal 2012.

Safe Harbor Statement

In addition to historical information, this report contains forward-looking statements identified by use of words such as “expects,” “anticipates,” “believes,” and similar expressions. These statements reflect management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in our Annual Report on Form 10-K for the year ended August 31, 2011 filed with the Securities and Exchange Commission and include, but are not limited to: changes in the demand for or the price of oil and/or natural gas; a significant decline in capital expenditures within the markets served by the Company; the failure of our Energy Services products used in oil and gas exploration, development and production; the possibility of product liability lawsuits that could harm our businesses; inability to retain key personnel; the ability to realize the benefits of restructuring programs; increases in competition; changes in the availability and cost of raw materials; foreign exchange rate fluctuations as well as economic or political instability in international markets and performance in hyperinflationary environments, such as Venezuela; work stoppages related to union negotiations; customer order cancellations; events or circumstances which result in an impairment of, or valuation against, assets; the potential impact of U.S. and foreign legislation, government regulations, and other governmental action, including those relating to offshore drilling and hydraulic fracturing, and export and import of products and materials, and changes in the interpretation and application of such laws and regulations; the outcome of audit, compliance, administrative or investigatory reviews; proposed changes in U.S. tax law which could impact our future tax expense and cash flow and decline in the market value of our pension plans’ investment portfolios. Except as otherwise required by law, we do not undertake any obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In our normal operations we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended February 29, 2012. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2011.

Item 4. Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (“Disclosure Controls”) as of February 29, 2012. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (“SEC”) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.

Based on this evaluation, management, including our Chief Executive Officer and our Chief Financial Officer has concluded that our disclosure controls and procedures were effective as of February 29, 2012.

(B) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II— Other Information

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the Company’s repurchases of its common shares during the quarter ended February 29, 2012 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

A summary of the Company’s repurchases of its common shares during the quarter ended February 29, 2012 is as follows:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
December 1-31, 2011	311,078	$46.55	284,000	3,357,163
January 1-31, 2012	479,000	48.24	479,000	2,878,163
February 1-29, 2012	894,679	48.28	894,679	1,983,484

Total	1,684,757		1,657,679

(a)	During the second quarter of fiscal 2012, the Company purchased 27,078 of its common shares in connection with its employee benefit plans, including purchases associated with the exercise of stock awards. These purchases were not made pursuant to a publicly announced repurchase plan or program.
(b)	On October 6, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million of the Company’s currently outstanding common shares. This is in addition to the approximately 1.0 million shares that were available to be repurchased under the October 27, 2008 authorization by the Board of Directors which had authorized 3.0 million shares to be repurchased (the “Programs”). Repurchases under both Programs have and will generally be made in the open market or in privately negotiated transactions not exceeding prevailing market prices, subject to regulatory considerations and market conditions, and have and will be funded from the Company’s available cash and credit facilities. The Programs will expire when we have repurchased all the authorized shares under the Programs, unless terminated earlier by a Board resolution.

Item 6. Exhibits

a) Exhibits – see INDEX TO EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.
(Registrant)

DATE: March 28, 2012	BY	/s/ Kevin J. Brown
Kevin J. Brown
Corporate Controller and Interim Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

INDEX TO EXHIBITS

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	F

	31.2	Rule 13a-14(a) CFO Certification	F

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	F

	32.2	Section 1350 CFO Certification	F

(101)		The following financial information from Robbins & Myers, Inc.’s Quarterly Report on Form 10-Q for the period ended February 29, 2012, filed with the SEC on March 28, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheet at February 29, 2012 and August 31, 2011, (ii) Consolidated Condensed Income Statement for the three and six month periods ended February 29, 2012 and February 28, 2011, (iii) the Consolidated Condensed Statement of Cash Flows for the six month periods ended February 29, 2012 and February 28, 2011, and (iv) Notes to Consolidated Condensed Financial Statements.	F

“F”	Filed herewith