Form 10-Q
period 2012-05-31
ROBBINS & MYERS, INC.
filed 2012-06-26
CIK 84290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 2012

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

Common shares, without par value, outstanding as of May 31, 2012: 42,575,173

Part I—Financial Information

Item 1. Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands)

	May 31, 2012	August 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$146,677	$230,606
Accounts receivable	177,234	166,511
Inventories:
Finished products	77,633	68,046
Work in process	50,606	48,944
Raw materials	36,090	34,473

	164,329	151,463
Other current assets	11,198	11,247
Deferred taxes	18,678	18,674

Total Current Assets	518,116	578,501
Goodwill	575,875	592,051
Other Intangible Assets	198,495	206,668
Deferred Taxes	24,418	26,344
Other Assets	13,208	13,776
Property, Plant and Equipment	407,074	402,496
Less accumulated depreciation	(240,357)	(236,870)

	166,717	165,626

TOTAL ASSETS	$1,496,829	$1,582,966

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$94,013	$84,761
Accrued expenses	94,121	91,253
Current portion of long-term debt	201	421

Total Current Liabilities	188,335	176,435
Long-Term Debt—Less Current Portion	—	24
Deferred Taxes	131,174	131,697
Other Long-Term Liabilities	81,975	108,391
Robbins & Myers, Inc. Shareholders’ Equity:
Common stock	536,688	691,220
Retained earnings	609,782	498,653
Accumulated other comprehensive loss	(65,808)	(39,935)

Total Robbins & Myers, Inc. Shareholders’ Equity	1,080,662	1,149,938
Noncontrolling Interest	14,683	16,481

Total Equity	1,095,345	1,166,419

TOTAL LIABILITIES AND EQUITY	$1,496,829	$1,582,966

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENT

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2012	2011	2012	2011
Net sales	$266,337	$237,058	$759,586	$561,642
Cost of sales	162,865	150,984	458,634	356,887

Gross profit	103,472	86,074	300,952	204,755
Selling, general and administrative expenses	41,622	44,564	129,362	109,679
Other expense	—	2,828	—	16,140

Income before interest and income taxes (“EBIT”)	61,850	38,682	171,590	78,936
Interest expense (income), net	36	56	(14)	39

Income from continuing operations before income taxes	61,814	38,626	171,604	78,897
Income tax expense	17,407	19,431	53,253	33,150

Net income from continuing operations including noncontrolling interest	44,407	19,195	118,351	45,747
Income from discontinued operations, net of income taxes	—	52,035	—	53,637

Net income including noncontrolling interest	44,407	71,230	118,351	99,384
Less: Net income attributable to noncontrolling interest	180	275	751	796

Net income attributable to Robbins & Myers, Inc.	$44,227	$70,955	$117,600	$98,588

Net income per share from continuing operations:
Basic	$1.03	$0.41	$2.64	$1.14

Diluted	$1.02	$0.41	$2.62	$1.13

Net income per share:
Basic	$1.03	$1.56	$2.64	$2.50

Diluted	$1.02	$1.54	$2.62	$2.48

Weighted average common shares outstanding:
Basic	43,097	45,616	44,628	39,449

Diluted	43,291	45,965	44,837	39,812

Dividends per share:
Declared	$0.0500	$0.0450	$0.1450	$0.1325

Paid	$0.0500	$0.0450	$0.1450	$0.1325

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	May 31,
	2012	2011
Operating Activities:
Net income including noncontrolling interest	$118,351	$99,384
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	14,890	12,845
Amortization	8,174	12,545
Gain on disposal of businesses	—	(53,357)
Stock compensation expense	2,299	3,740
Changes in operating assets and liabilities:
Accounts receivable	(15,723)	(24,001)
Inventories	(20,566)	(21,653)
Accounts payable	11,552	(7,335)
Accrued expenses	6,974	(453)
Long-term liabilities	(18,048)	506
Other	(423)	3,487

Net Cash and Cash Equivalents Provided by Operating Activities	107,480	25,708

Investing Activities:
Business acquisition, net of cash acquired	—	(90,410)
Proceeds from sale of businesses, net of transaction costs	—	89,247
Capital expenditures, net of nominal disposals	(20,806)	(14,223)

Net Cash and Cash Equivalents Used by Investing Activities	(20,806)	(15,386)

Financing Activities:
Proceeds from debt borrowings	7,568	6,376
Repayments of debt	(7,812)	(9,473)
Share repurchase program	(163,278)	—
Net proceeds from issuance of common stock, including stock option tax impact	6,445	22,905
Cash dividends paid	(6,471)	(5,493)

Net Cash and Cash Equivalents (Used) Provided by Financing Activities	(163,548)	14,315
Exchange Rate Impact on Cash	(7,055)	(1,784)

(Decrease) Increase in Cash and Cash Equivalents	(83,929)	22,853
Cash and Cash Equivalents at Beginning of Period	230,606	149,213

Cash and Cash Equivalents at End of Period	$146,677	$172,066

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

May 31, 2012

(Unaudited)

NOTE 1—Preparation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“Company,” “R&M,” “we,” “our” or “us”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of May 31, 2012, and August 31, 2011, and the results of our operations for the three and nine month periods ended May 31, 2012 and 2011, and cash flows for the nine month periods ended May 31, 2012 and 2011. The results of operations for any interim period are not necessarily indicative of results for the full year. All intercompany transactions have been eliminated.

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

	Three Months Ended May 31, 2011	Nine Months Ended May 31, 2011
	(In thousands, except per share data)
Net sales from continuing operations:
As reported	$237,058	$561,642
Pro forma	237,058	641,112

Net income attributable to Robbins & Myers, Inc. from continuing operations:
As reported	$18,920	$44,951
Pro forma	24,266	49,957

Basic net income per share from continuing operations:
As reported	$0.41	$1.14
Pro forma	0.53	1.11

Diluted net income per share from continuing operations:
As reported	$0.41	$1.13
Pro forma	0.53	1.10

The nine month pro forma period reflects the expense due to the inventory write-up values and amortization of backlog of $16.7 million ($10.8 million after tax and $0.24 per share) which had lives of three months or less. Therefore, these assets were fully amortized in the first three months of fiscal 2011.

NOTE 3—Discontinued Operations

During the third quarter of fiscal 2011, we entered into an agreement to divest our Romaco businesses (Romaco segment) and on April 29, 2011, we completed the sale of all the shares and equity interest in our Romaco businesses for a consideration of approximately €64 million (approximately $95 million at the time of closing), which included €61 million in cash and €3 million of liabilities assumed. See Note 4—Discontinued Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 for further discussion regarding the Romaco segment sale. The results of operations for our Romaco segment are reported as discontinued operations for the three and nine month periods ended May 31, 2011 and are summarized as follows:

	Three Months Ended May 31, 2011	Nine Months Ended May 31, 2011
	(In thousands, except per share data)
Net sales	$17,683	$71,966

Net income per share from discontinued operations:
Basic	$1.15	$1.36

Diluted	$1.13	$1.35

(Loss) income from operations of divested businesses	$(1,664)	$537
Gain on disposal of businesses	53,357	53,357
Income tax (benefit) expense	(342)	257

Income from discontinued operations, net of income taxes	$52,035	$53,637

There were no assets or liabilities attributable to discontinued operations at May 31, 2012 and August 31, 2011.

NOTE 4—Goodwill and Other Intangible Assets

As discussed in Note 1, the Company made certain changes to its business segments effective in the first quarter of fiscal 2012 and the opening balance of goodwill below reflects this new segmentation change. Changes in the carrying amount of goodwill for the nine month period ended May 31, 2012, by reportable segment, are as follows:

	Energy Services	Process & Flow Control	Total
	(In thousands)
Balance as of September 1, 2011	$422,517	$169,534	$592,051
Translation adjustment impact	(2,030)	(14,146)	(16,176)

Balance as of May 31, 2012	$420,487	$155,388	$575,875

Information regarding our other intangible assets is as follows:

	As of May 31, 2012			As of August 31, 2011
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Customer Relationships	$156,330	$10,262	$146,068	$156,500	$4,774	$151,726

Technology	32,564	2,829	29,735	32,600	1,347	31,253

Patents, Trademarks and Trade names	30,509	10,503	20,006	30,646	9,644	21,002

Non-compete Agreements	8,739	7,566	1,173	8,822	7,544	1,278

Financing Costs	9,561	9,124	437	9,652	9,172	480

Other	13,578	12,502	1,076	13,552	12,623	929

Total	$251,281	$52,786	$198,495	$251,772	$45,104	$206,668

The amortization expense for the three and nine month periods ended May 31, 2012 was $2.2 million and $8.2 million, respectively. We estimate that the amortization expense will be approximately $2.9 million for the remainder of fiscal 2012 and $11.8 million for each of the next five years beginning fiscal 2013. The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from the estimated amounts due to changes in foreign currency exchange rates, impairment of intangible assets, intangible asset additions and their fair value adjustments in the measurement period, accelerated amortization of intangible assets, acquisition and divestiture activities and other factors.

NOTE 5—Net Income per Share

The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net income from continuing operations attributable to Robbins & Myers, Inc.	$44,227	$18,920	$117,600	$44,951

Denominator:
Basic weighted average shares	43,097	45,616	44,628	39,449
Effect of dilutive options and restricted shares/units	194	349	209	363

Diluted weighted average shares	43,291	45,965	44,837	39,812

Basic net income per share from continuing operations	$1.03	$0.41	$2.64	$1.14

Diluted net income per share from continuing operations	$1.02	$0.41	$2.62	$1.13

Anti-dilutive options (excluded from diluted net income per share computations)	32	45	32	207

In connection with the acquisition of T-3 on January 10, 2011, we issued approximately 12.0 million shares to T-3 stockholders as part of the purchase price consideration, which have been included in our computation of basic and diluted net income per share from continuing operations for the three and nine month periods ended May 31, 2012 and 2011. In addition, as part of the merger consideration, we issued approximately 1.0 million options to replace T-3 grants for pre-merger services which have also been included in the computation above. The net income of T-3 that is included in our consolidated condensed financial statements for the three and nine month periods ended May 31, 2012 was approximately $9.2 million and $23.3 million, respectively. The net income of T-3 from the acquisition date that is included in our consolidated condensed financial statements for the three and nine month periods ended May 31, 2011 was approximately $3.3 million and $0.3 million, respectively, which included pre-tax expense of $8.2 million ($5.3 million after tax) and $19.7 million ($12.8 million after tax), respectively, related to amortization of intangible assets for opening customer backlog, expense due to inventory write-up values and severance costs.

NOTE 6—Product Warranties

We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.

Changes in our product warranty liability during the period are as follows:

Nine Months Ended
May 31, 2012
(In thousands)
Balance at beginning of the period	$6,853
Warranty expense	2,332
Deductions/payments	(2,575)
Translation adjustment impact	(108)

Balance at end of the period	$6,502

NOTE 7—Long-Term Debt

May 31, 2012
(In thousands)
Debt:
Revolving credit loan	$—
Other	201

Total debt	201
Less current portion	201

Long-term debt	$—

Our Bank Credit Agreement (the “Agreement”) provides that we may borrow, for the term of the Agreement, on a revolving credit basis up to a maximum of $150.0 million at any one time. In addition, under the terms of the Agreement, we are entitled, on up to six occasions prior to the maturity of the loan, subject to the satisfaction of certain conditions, to increase the aggregate commitments under the Agreement in the aggregate principal amount of up to $150.0 million. All outstanding amounts under the Agreement are due and payable on March 16, 2016. Interest is variable based upon formulas tied to a Eurocurrency rate or an alternative base rate defined in the Agreement, at our option. Borrowings, which may also be used for general corporate purposes, are unsecured, but are guaranteed by certain of our subsidiaries. While no amounts are outstanding under the Agreement at May 31, 2012, we have $23.9 million of standby letters of credit outstanding at May 31, 2012. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement, we have $126.1 million of unused borrowing capacity.

The Agreement contains customary representations and warranties, default provisions and affirmative and negative covenants, including limitations on indebtedness, liens, asset sales, mergers and other fundamental changes involving the Company, permitted investments, sales and lease backs, cash dividends and share repurchases, and financial covenants relating to interest coverage and leverage. As of May 31, 2012, we are in compliance with these covenants.

NOTE 8—Retirement Benefits

Pension and other postretirement plan costs are as follows:

Pension Benefits

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2012	2011	2012	2011
	(In thousands)
Service cost	$293	$406	$882	$1,125
Interest cost	1,995	2,018	5,999	5,978
Expected return on plan assets	(1,731)	(1,563)	(5,181)	(4,674)
Amortization of prior service cost	44	59	131	177
Amortization of unrecognized losses	760	1,231	2,280	3,690
Settlement/curtailment expense	—	—	—	1,203

Net periodic benefit cost	$1,361	$2,151	$4,111	$7,499

We entered into a new labor agreement at one of our U.S. facilities in the first quarter of fiscal 2011. As a result, we incurred curtailment expense of approximately $1.2 million in the first quarter of fiscal 2011. Curtailment of the pension plan is expected to reduce pension costs in future years.

The Company expects to contribute approximately $21.9 million (including $19.9 million contributed in the first nine months of 2012) to its pension benefit plans in fiscal 2012, compared with the initial estimate of $7.2 million at August 31, 2011. The 2012 year-to-date contributions include a discretionary contribution of $10.0 million.

Other Postretirement Benefits	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2012	2011	2012	2011
	(In thousands)
Service cost	$122	$140	$366	$420
Interest cost	292	332	876	996
Amortization of prior service cost	51	53	153	159
Amortization of unrecognized losses	147	150	441	450

Net periodic benefit cost	$612	$675	$1,836	$2,025

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

The effective tax rate was 28.2% for the third quarter and 31.0% for the nine month year-to-date period of fiscal 2012. The 2012 rates were lower than the U.S. federal statutory income tax rate and the fiscal 2011 rates, primarily due to audit settlements in the third quarter of fiscal 2012 and the related release of unrecognized tax benefits balances, as well as increased income in our foreign locations which have lower effective tax rates.

The effective tax rate for our continuing operations was 50.3% for the third quarter and 42.0% for the nine month year-to-date period of fiscal 2011. The effective tax rate for the three month and nine month periods ended May 31, 2011 was higher than the U.S. federal statutory tax rate, primarily due the recording of an additional valuation allowance of $7.0 million for deferred tax assets for certain of our foreign locations.

The balance of unrecognized tax benefits, including interest and penalties, as of May 31, 2012 and August 31, 2011 was $2.7 million and $5.6 million, respectively, all of which would affect the effective tax rate if recognized in future periods. The lower balance of unrecognized tax benefits at end of the third quarter of fiscal 2012 compared with the prior year end resulted from audit settlements in fiscal 2012.

NOTE 10—Comprehensive Income

The following table sets forth the reconciliation of net income to comprehensive income:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2012	2011	2012	2011
	(In thousands)
Net income including noncontrolling interest	$44,407	$71,230	$118,351	$99,384
Other comprehensive (loss) income:
Foreign currency translation	(14,969)	(2,849)	(30,080)	7,104
Foreign currency realized gain from divested businesses	—	(16,237)	—	(16,237)
Pension liability adjustment, net of tax	697	791	2,012	2,374
Pension liability realized loss for divested businesses, net of tax	—	2,415	—	2,415

Comprehensive income	30,135	55,350	90,283	95,040
Less: Comprehensive loss (income) attributable to noncontrolling interest	784	(593)	1,444	(1,749)

Comprehensive income attributable to Robbins & Myers, Inc.	$30,919	$54,757	$91,727	$93,291

The net income of T-3 that is included in our consolidated condensed financial statements for the nine month period ended May 31, 2012 was approximately $23.3 million.

The net income of T-3 from the acquisition date that is included in our consolidated condensed financial statements for the nine month period ended May 31, 2011 was approximately $0.3 million.

Additionally, the total income from operations of our divested Romaco businesses and gain on sale of the Romaco businesses, net of income taxes, included in our consolidated condensed financial statements for the three and nine month periods ended May 31, 2011 were $52.0 million and $53.6 million, respectively.

NOTE 11—Stock Compensation

We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. Under the plan, the stock option price per share may not be less than the fair market value per share as of the date of grant. Outstanding grants generally become exercisable over a three to four year period. In addition, we sponsor a long-term incentive plan for selected participants who earn performance share awards on varying target levels, based on earnings per share and return on net assets. As of May 31, 2012, we had $4.6 million of compensation expense not yet recognized related to nonvested stock awards. The weighted average period that this compensation cost will be recognized is 2.0 years. There were approximately 0.2 million and 0.7 million stock options exercised in the first nine months of fiscal 2012 and fiscal 2011, respectively.

Total stock compensation expense for all stock based awards for the first nine months of fiscal 2012 and 2011 was $2.3 million ($1.5 million after tax) and $3.7 million ($2.4 million after tax), respectively. The nine month period of fiscal 2011 included approximately $2.0 million of stock compensation expense which resulted from accelerated vesting of certain stock awards upon the acquisition of T-3, pursuant to the terms of those awards.

NOTE 12—Business Segments

The following tables present information about our reportable business segments. As mentioned in Note 1 above, beginning with the first quarter of fiscal 2012, we changed the composition of our reportable segments to reflect organizational, management and operational changes implemented in the first quarter of fiscal 2012. The Company now reports results in two business segments consisting of Energy Services and Process & Flow Control. The results of T-3’s operations have been included in our consolidated condensed financial statements since the acquisition date of January 10, 2011 within our Energy Services segment. The customer sales of T-3 for the three and nine month periods ended May 31, 2012 included in our operating results were $83.6 million and $224.7 million, respectively. The EBIT of T-3 for the three and nine month periods ended May 31, 2012 included in our operating results were $15.8 million and $40.5 million, respectively. The customer sales included in our operating results from the acquisition date, for the three and nine month periods ended May 31, 2011 were $66.7 million and $102.2 million, respectively. The EBIT of T-3 included in our operating results from the acquisition date, for the three and nine month periods ended May 31, 2011 were $5.1 million and $0.5 million, respectively. Inter-segment sales were not material and were eliminated at the consolidated level.

	Three Months Ended May 31,			Nine Months Ended May 31,
	2012	2011		2012	2011
	(In thousands)
Unaffiliated Customer Sales:
Energy Services	$175,006	$144,236		$489,771	$310,496
Process & Flow Control	91,331	92,822		269,815	251,146

Total	$266,337	$237,058		$759,586	$561,642

Income Before Interest and Income Taxes (“EBIT”):
Energy Services	$55,495	$35,276	(1)	$153,218	$79,750	(2)
Process & Flow Control	9,995	9,158		29,586	21,270
Corporate and Eliminations	(3,640)	(5,752)		(11,214)	(22,084	)(3)

Total	$61,850	$38,682		$171,590	$78,936

				May 31, 2012	Aug. 31, 2011
				(In thousands)
Identifiable Assets:
Energy Services				$969,289	$939,144
Process & Flow Control				370,746	388,826
Corporate and Eliminations				156,794	254,996

Total				$1,496,829	$1,582,966

(1)	Includes costs of $2.8 million related to T-3 backlog amortization costs and $5.4 million of expense related to inventory write-up values recorded in cost of sales.
(2)	Includes costs of $3.0 million due to merger-related severance costs, $7.2 million related to T-3 backlog amortization costs and $9.5 million of expense due to inventory write-up values recorded in cost of sales.
(3)	Includes costs of $5.9 million due to merger-related professional fees and accelerated stock compensation expense.

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

NOTE 13—Share Repurchase Program

On October 6, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million of the Company’s currently outstanding common shares in addition to the approximately 1.0 million shares that were available to be repurchased under the October 2008 authorization by the Board of Directors (the “Programs”). Repurchases under both Programs have generally been made in the open market or in privately negotiated transactions not exceeding prevailing market prices, subject to regulatory considerations and market conditions, and have been funded from the Company’s available cash balances. During the nine month period ended May 31, 2012, 3.4 million shares were repurchased for $163.3 million. As of June 26, 2012, the Company had substantially completed all the repurchases under the Programs resulting in the repurchase of $187.2 million of its common shares in fiscal 2012, at the average price of $47.07 per share.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in this ASU achieve the objectives of developing common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and improving their understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. This standard was effective for us beginning in our third quarter of fiscal 2012. The adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in ASU No. 2011-05 are not affected by this standard, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. For public entities, the amendments in ASU No. 2011-05, as superseded by ASU No. 2011-12, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. These standards will be effective for us beginning in our fiscal 2013. We do not expect the adoption of these standards to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” that gives both public and nonpublic entities the option to qualitatively determine whether they can bypass the existing two-step goodwill impairment test under ASC 350-20. Under the new standard, if an entity chooses to perform a qualitative assessment and determines that it is more likely than not (a more than 50 percent likelihood) that the fair value of a reporting unit is less than its carrying amount, it would then perform Step 1 of the annual goodwill impairment test in ASC 350-20 and, if necessary, proceed to Step 2. Otherwise, no further evaluation would be necessary. The decision to perform a qualitative assessment is made at the reporting unit level, and an entity with multiple units may utilize a mix of qualitative assessments and quantitative tests among its reporting units. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This standard will be effective for us beginning in our fiscal 2013. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

NOTE 15—Fair Value Measurements

Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where the Company’s assets and liabilities are required to be carried at fair values and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There were no transfers among fair value hierarchies for any assets or liabilities during the current three and nine month periods.

A summary of the financial assets that are carried at fair value measured on a recurring basis as of May 31, 2012 and August 31, 2011 is as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
May 31, 2012:

Cash and cash equivalents (1)	$146,677	—	—

August 31, 2011:

Cash and cash equivalents (1)	$230,606	—	—

(1)	Our cash and cash equivalents primarily consist of cash in banks, commercial paper and overnight investments in highly rated financial institutions.

Non-Financial Assets and Liabilities at Fair value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At May 31, 2012, no fair value adjustments or fair value measurements were required for nonfinancial assets or liabilities.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. The fair values of short-term debt (classified as Level 2) as well as cash and cash equivalents, accounts receivable, accounts payable, accrued expenses approximate their carrying values because of the short-term nature of these instruments.

NOTE 16—Subsequent Event

On June 25, 2012, the Company’s Board of Directors authorized the repurchase of up to 2.0 million of the Company’s currently outstanding common shares (the “Program”). Repurchases under the Program will generally be made in the open market or in privately negotiated transactions not exceeding prevailing market prices, subject to regulatory considerations and market conditions, and will be funded from the Company’s available cash and credit facilities. The Program will expire when we have repurchased all the authorized shares under the Program, unless terminated earlier by a Board resolution.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the energy, industrial, chemical and pharmaceutical markets worldwide. With our acquisition of T-3 Energy Services, Inc. (“T-3”) on January 10, 2011 (“the acquisition date”), we are expanding and complementing our energy business in our Energy Services segment, and creating a stronger strategic platform with better scale to support future growth. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. We have initiated programs to reduce our manufacturing footprint for specific product lines to improve asset utilization, and we have standardized more of the reactor system product offerings to leverage our supply chain, global manufacturing assets and functional resources. We are continuing to find ways to leverage strengths across the Company and identify new synergy opportunities. We expect to continue our streamlining and profit margin expansion efforts in certain businesses in the remainder of fiscal 2012 and pursue organic and strategic growth initiatives to improve our competitiveness, financial results, long-term profitability and shareholder value.

We continued to experience positive results during the third quarter of fiscal 2012 in major geographic areas and end markets, with most products achieving revenue growth and improved margins driven by strong backlog at the beginning of fiscal 2012 and higher orders in fiscal 2012, along with benefits from our past restructuring and continuing cost containment initiatives. We are seeing our energy markets moderating, but remain at relatively high levels and continued growth in certain chemical and industrial markets. We are cautiously optimistic that with our order trends and record backlog in both our segments at the end of the third quarter of fiscal 2012, we will continue to see improved operating results through our fiscal 2012.

With approximately 47% of our sales outside the United States, we can be affected by changes in currency exchange rates between the U.S. dollar and the foreign currencies in non-U.S. countries in which we operate. Although the U.S. dollar strengthened against most of the other major currencies in fiscal 2012, the impact on net income, sales and orders due to exchange rate changes was not material in the first nine months of fiscal 2012 compared with the same period in the prior year. Additionally, the assets and liabilities of our foreign operations are translated at the exchange rates in effect at the balance sheet date, with related gains or losses reported as a separate component of our shareholders’ equity, except for Venezuela which is reported following highly inflationary accounting rules under U.S. generally accepted accounting principles (“GAAP”). The strengthening of the U.S. dollar against most other foreign currencies in the first nine months of fiscal 2012 did not materially impact our consolidated financial condition at the end of the third quarter as compared with the end of fiscal 2011.

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

On March 8, 2012, unionized employees at the Company’s Moyno manufacturing facility in Springfield, Ohio, (Process & Flow Control segment) rejected the Company’s labor contract offer and initiated a work stoppage. Operations at the facility have continued during this work stoppage, and the Company did not experience a material effect in its third quarter fiscal 2012 operating results.

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

Energy Services. Order levels from customers served by our Energy Services segment moderated in the third quarter of fiscal 2012, but continued to be stronger in the third quarter and the year-to-date nine months of fiscal 2012 compared with the comparable periods of the prior year. Our primary objectives for this segment are to grow sales by increasing our capacity to meet current demand, expanding our geographic reach, improving our selling and product management capabilities, commercializing new products in our niche market sectors, developing new customer relationships, and expanding our aftermarket business. Our Energy Services business segment designs, manufactures, markets, repairs and services equipment and systems including power sections for drilling motors, blow-out preventers, downhole progressing cavity pumps, drive systems and controllers, wellhead equipment, frac manifolds and trees, high pressure engineered gate valves, and a broad line of ancillary equipment for the energy sector, such as rod guides, rod and tubing rotators, pipeline closure products and valves. These products are primarily used in upstream oil and gas exploration and recovery applications.

Process & Flow Control. Order levels in our Process & Flow Control segment trended upward in the third quarter and year-to-date nine months of fiscal 2012, relative to the comparable periods of the prior year. Pricing is beginning to show improvement in fiscal 2012, but has not fully recovered, especially in the European chemical markets. Our primary objectives for this segment are to reduce operating costs in developed regions, increase manufacturing capabilities in low cost areas, standardize our products to increase operating flexibility, integrate our global operations and increase our focus on aftermarket opportunities. Our Process & Flow Control business segment designs, manufactures and services glass-lined reactors and storage vessels, customized equipment and systems and customized fluoropolymer-lined fittings, industrial progressing cavity pumps and complementary products such as grinders and customized fluid-agitation equipment and systems primarily for the pharmaceutical, industrial and specialty chemical markets.

The following tables present the components of our consolidated income statement and segment information for our continuing operations for the three and nine month periods of fiscal 2012 and 2011.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.2	63.7	60.4	63.5

Gross profit	38.8	36.3	39.6	36.5
Selling, general and administrative expenses	15.6	18.8	17.0	19.5
Other expense	—	1.2	—	2.9

EBIT (1,2)	23.2%	16.3%	22.6%	14.1%

(1)	Includes costs for the three month period ended May 31, 2011 of $2.8 million (1.2% of net sales for the three month period ended May 31, 2011) related to T-3 backlog amortization, which are included in Other expense, and $5.4 million (2.3% of net sales for the three month period ended May 31, 2011) of expense related to inventory write-up values recorded in Cost of sales.
(2)	Includes costs for the nine month period ended May 31, 2011 of $16.1 million (2.9% of net sales for the nine month period ended May 31, 2011) due to merger-related severance costs, professional fees, stock compensation expense and backlog amortization, which are included in Other expense, and $9.5 million (1.7% of net sales for the nine month period ended May 31, 2011) of expense due to inventory write-up values recorded in Cost of sales.

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2012	2011	2012	2011
	(In thousands, except percents)
Segment
Energy Services:
Sales	$175,006	$144,236	$489,771	$310,496
EBIT (1,2)	55,495	35,276	153,218	79,750
EBIT %	31.7%	24.5%	31.3%	25.7%

Process & Flow Control:
Sales	$91,331	$92,822	$269,815	$251,146
EBIT	9,995	9,158	29,586	21,270
EBIT %	10.9%	9.9%	11.0%	8.5%

(1)	Includes costs for the three month period ended May 31, 2011 of $2.8 million related to T-3 backlog amortization costs and $5.4 million of expense due to inventory write-up values recorded in Cost of sales.
(2)	Includes costs for the nine month period ended May 31, 2011 of $3.0 million due to merger-related severance costs, $7.2 million related to T-3 backlog amortization costs and $9.5 million of expense due to inventory write-up values recorded in Cost of sales.

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

Three months ended May 31, 2012 and May 31, 2011

Net Sales

Consolidated net sales from continuing operations for the third quarter of fiscal 2012 were $266.3 million, $29.3 million higher than net sales from continuing operations for the third quarter of fiscal 2011. Excluding the impact of currency translation, net sales increased by $33.5 million, or 14%.

The Energy Services segment had sales of $175.0 million in the third quarter of fiscal 2012 compared with $144.2 million in the third quarter of fiscal 2011. Excluding currency translation, sales increased $31.8 million, or 22%. This increase was primarily due to strong growth in horizontal rigs, as exploration and production companies invested in drilling activities in North America. Orders for this segment were impacted by the same factors and at $175.9 million were $8.7 million, or 5% higher than the comparable period in the prior year, excluding currency impact. Ending backlog at May 31, 2012 was $172.3 million compared with $121.3 million at August 31, 2011 and $122.2 million at May 31, 2011.

The Process & Flow Control segment had sales of $91.3 million in the third quarter of fiscal 2012 compared with $92.8 million in the third quarter of fiscal 2011. Excluding the impact of currency translation, sales increased $1.8 million, or 2%, over the prior year period due to general market conditions. Segment orders were strong at $109.9 million, and were 16% higher than the third quarter fiscal 2011. Excluding currency impact, orders in the third quarter of fiscal 2012 increased $18.8 million, or 20%, over the comparable period of fiscal 2011, reflecting improved market conditions in certain served end markets. Ending backlog at May 31, 2012 was $142.7 million compared with $129.8 million at August 31, 2011 and $125.7 million at May 31, 2011.

Income Before Interest and Income Taxes (EBIT)

Consolidated EBIT for the third quarter of fiscal 2012 was $61.9 million, an increase of $23.2 million from the third quarter of fiscal 2011. Excluding the impact of currency translation, EBIT increased by $23.6 million, or 61%. There were lower non-acquisition related corporate costs in fiscal 2012 of $2.1 million, as described below. The remaining increase of $21.5 million was primarily attributable to the higher sales volume described above in our Energy Services segment, a $1.8 million favorable litigation settlement and $8.2 million of merger related expenses in fiscal 2011, as described below. The exchange rate impact on EBIT was minimal.

The Energy Services segment had EBIT of $55.5 million in the third quarter of fiscal 2012, compared with $35.3 million in the third quarter of fiscal 2011, an increase of $20.2 million. The prior year EBIT included non-recurring merger related expenses of $8.2 million for higher amortization related to customer backlog and the expense due to inventory write-up values. The remaining increase in EBIT of $12.0 million was mainly due to the higher sales volume described above and a $1.8 million favorable litigation settlement in the third quarter of fiscal 2012. The exchange rate impact on EBIT was minimal.

The Process & Flow Control segment had EBIT of $10.0 million in the third quarter of fiscal 2012 compared with $9.2 million in the third quarter of fiscal 2011, an increase of $0.8 million. This increase in EBIT was mainly due to the sales volume increase described above and improved project pricing in fiscal 2012. Foreign currency had no impact on EBIT in the quarter.

Corporate costs in the third quarter of fiscal 2012 were $2.1 million lower than the same period in the prior year primarily due to foreign currency gains in the current year and higher consultant costs related to strategic and legal matters in fiscal 2011.

Income Taxes

The effective tax rate for continuing operations was 28.2% for the third quarter of fiscal 2012 compared with 50.3% in the prior year period. The effective tax rate for the three month period ended May 31, 2012 was lower than the U.S. federal statutory tax rate and the comparable period fiscal 2011 rate, primarily due to audit settlements in the third quarter of fiscal 2012 and the related release of unrecognized tax benefits balances, as well as increased income in our foreign locations which have lower effective tax rates.

The effective tax rate for the third quarter fiscal 2011 of 50.3% was higher than the U.S. federal statutory tax rate primarily due to the recording of an additional valuation allowance of $7.0 million for certain deferred tax assets in our Process & Flow Control segment.

Nine months ended May 31, 2012 and May 31, 2011

Net Sales

Consolidated net sales from continuing operations for the first nine months of fiscal 2012 were $759.6 million; $197.9 million higher than net sales for the same period of fiscal 2011. Excluding the impacts of currency translation and the T-3 acquisition, sales increased by $81.9 million, or 18%, due to higher sales in both of our segments in fiscal 2012.

The Energy Services segment had sales of $489.8 million in the first nine months of fiscal 2012 compared with $310.5 million in the same period of fiscal 2011. The T-3 acquisition contributed $122.5 million in additional sales over the prior year period, with $79.5 million due to T-3 being owned for only a partial period of the prior year and the remaining due to strong demand in fiscal 2012, as discussed below. Excluding the impacts of currency and the T-3 acquisition, sales for the first nine months of fiscal 2012 increased by $58.1 million, or 28%, compared with the same period in the prior year. This volume increase was primarily due to higher customer demand resulting from higher oil prices worldwide in the first nine months of the year and increased expenditure for drilling activity in North America. Orders for this segment were strong at $541.6 million in the first nine months of fiscal 2012 compared with $352.0 million in the same prior year period. Excluding currency and acquisition impacts, orders in the first nine months of fiscal 2012 grew $69.5 million, or 33%. Ending backlog at May 31, 2012 was $172.3 million compared with $121.3 million at August 31, 2011 and $122.2 million at May 31, 2011.

The Process & Flow Control segment had sales of $269.8 million in the first nine months of fiscal 2012, higher than the $251.1 million recorded in the same period of fiscal 2011, an increase of $18.7 million. Excluding the impact of currency translation, sales in the first nine months of fiscal 2012 increased $23.8 million, or 9%, over the comparable prior year period. Segment orders in the first nine months of fiscal 2012 increased by $30.2 million, or 12%, from the same period in the prior year period due to improved demand in certain served end markets. Excluding currency impact, orders in the first nine months of fiscal 2012 increased by $34.6 million, or 13%, over the same period of fiscal 2011. Ending backlog at May 31, 2012 was $142.7 million compared with $129.8 million at August 31, 2011 and $125.7 million at May 31, 2011.

Income Before Interest and Income Taxes (EBIT)

Consolidated EBIT for the first nine months of fiscal 2012 was $171.6 million, an increase of $92.7 million from the same period of the prior year. Excluding the impacts of currency translation and the T-3 acquisition, EBIT increased by $53.0 million. There were lower non-acquisition related corporate costs of $5.0 million, described below, a favorable legal settlement of $1.8 million in fiscal 2012 and fiscal 2011 included pension curtailment costs of $1.2 million which did not recur in fiscal 2012. The remaining increase of $45.0 million was primarily attributable to the higher sales volume described above in both of our segments and favorable product sales mix in our Energy Services segment. The exchange rate impact on EBIT was minimal.

The Energy Services segment had EBIT of $153.2 million in the first nine months of fiscal 2012, compared with $79.8 million in the same prior year period, an increase of $73.4 million. The T-3 business acquired in the second quarter of fiscal 2011 contributed $40.0 million of the increase as it had EBIT of $40.5 million in the first nine months of fiscal 2012 compared with an EBIT of $0.5 million in the comparable period of the prior year. The prior year EBIT included expenses of $19.7 million for higher amortization related to customer backlog, severance, other merger-related costs and expense due to inventory write-up values. The remaining increase in EBIT of $33.4 million was mainly due to the higher sales volume described above, an improved product sales mix and a favorable legal settlement of $1.8 million in fiscal 2012. The exchange rate impact on EBIT was minimal.

The Process & Flow Control segment had EBIT of $29.6 million in the first nine months of fiscal 2012 compared with $21.3 million in the comparable period of fiscal 2011, an increase of $8.3 million, or 39%. The increase in EBIT was due principally to the higher sales volume in fiscal 2012 described above and $1.2 million of pension curtailment costs in the first quarter of fiscal 2011 related to one of our U.S. operations that did not recur in fiscal 2012. The exchange rate impact on EBIT was minimal.

Corporate costs were $10.9 million lower in the first nine months of fiscal 2012 compared with the same period in fiscal 2011, $5.0 million primarily due to lower compensation costs related to the departure of an executive officer in the second quarter of fiscal 2012, lower pension costs, lower legal costs and foreign currency gains. There were also $5.9 million of costs relating to the T-3 merger in fiscal 2011 that did not recur in fiscal 2012.

Income Taxes

The effective tax rate for continuing operations was 31.0% for the first nine months of fiscal 2012 compared with 42.0% in the comparable prior year period. The current year effective tax rate was lower than the U.S. statutory tax rate and the prior year rate, primarily due to audit settlements in the third quarter of fiscal 2012 and the related release of unrecognized tax benefits balances, as well as increased income in our foreign locations which have lower effective tax rates. Additionally, the nine month period of fiscal 2011 included the recording of an additional valuation allowance of $7.0 million for certain deferred tax assets in our Process & Flow Control segment.

Liquidity and Capital Resources

Operating Activities

In the first nine months of fiscal 2012, our cash inflow from operating activities was $107.5 million, compared with $25.7 million in the same period of the prior year. This increase, despite our higher pension payments of approximately $7.7 million for U.S. plans in fiscal 2012, occurred primarily because of higher net income from continuing operations and lower investment in accounts receivable and accounts payable. The first nine months of fiscal 2011 included payments related to accruals in the opening balance sheet of T-3. Our cash flows from operating activities can fluctuate significantly from period to period due to working capital needs, the timing of payments for items such as income taxes, restructuring activities, pension funding and other items.

We expect our available cash, fiscal 2012 operating cash flow and amounts available under our credit agreement to be adequate to fund fiscal 2012 operating needs, shareholder dividends, capital expenditures, and additional share repurchases.

Investing Activities

Our financial condition continues to remain strong at the end of the third quarter of fiscal 2012, with resources available for reinvestment in existing businesses and strategic acquisitions. Our capital expenditures were $20.8 million in the first nine months of fiscal 2012 and related primarily to our sales growth and cost reduction initiatives.

Our cash outflows relating to investing activities for the first nine months of fiscal 2011 of $15.4 million included $90.4 million of cash used for the T-3 acquisition, net of cash acquired; cash proceeds from sale of our Romaco businesses of $89.2 million; and $14.2 million of capital expenditures.

Financing Activities

Our cash outflows from financing activities for the first nine months of fiscal 2012 were $163.5 million, which included $163.3 million in share repurchases, as more fully described in Note 13 of the financial statements.

The decrease in net proceeds from stock activities in fiscal 2012 primarily resulted from fewer stock option exercises in the current year. Fiscal 2011 included the exercise of approximately 0.7 million stock options resulting in cash proceeds of approximately $17.1 million.

Credit Agreement

Our Bank Credit Agreement (the “Agreement”) provides that we may borrow, for the term of the Agreement, on a revolving credit basis up to a maximum of $150.0 million at any one time. In addition, under the terms of the Agreement, we are entitled, on up to six occasions prior to the maturity of the loan, subject to the satisfaction of certain conditions, to increase the aggregate commitments under the Agreement in the aggregate principal amount of up to $150.0 million. All outstanding amounts under the Agreement are due and payable on March 16, 2016. Interest is variable based upon formulas tied to a Eurocurrency rate or an alternative base rate defined in the Agreement, at our option. Borrowings, which may also be used for general corporate purposes, are unsecured, but are guaranteed by certain of our subsidiaries. While no amounts are outstanding under the Agreement at May 31, 2012, we have $23.9 million of standby letters of credit outstanding at May 31, 2012. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement, we have $126.1 million of unused borrowing capacity.

The Agreement contains customary representations and warranties, default provisions and affirmative and negative covenants, including limitations on indebtedness, liens, asset sales, mergers and other fundamental changes involving the Company, permitted investments, sales and lease backs, cash dividends and share repurchases, and financial covenants relating to interest coverage and leverage. As of May 31, 2012, we are in compliance with these covenants.

Following is information regarding our long-term contractual obligations and other commitments outstanding as of May 31, 2012:

	Payments Due by Period
Long-term contractual obligations	Total	One year or less	Two to three years	Four to five years	After five years
	(In thousands)
Long-term debt	$201	$201	$—	$—	$—
Operating leases (1)	21,000	6,000	9,000	4,000	2,000

Total contractual cash obligations	$21,201	$6,201	$9,000	$4,000	$2,000

(1)	Operating leases are estimated as of May 31, 2012, and consist primarily of building and equipment leases.

Unrecognized tax benefits, including interest and penalties, in the amount of $2.7 million at May 31, 2012, have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of the future payments. The only other commercial commitments outstanding at May 31, 2012 were standby letters of credit of $23.9 million, which are substantially due within one year.

Critical Accounting Policies

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are straightforward. There are, however, some policies that are critical because they are important in determining the financial condition and results of operations and some may involve management judgments due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts. These policies are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Report on Form 10-K for the year ended August 31, 2011. There have been no material changes in the accounting policies followed by us during fiscal year 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In our normal operations, we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended May 31, 2012. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2011.

Item 4. Controls and Procedures

(A)	Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of May 31, 2012. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.

Based on this evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of May 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the Company’s repurchases of its common shares during the quarter ended May 31, 2012 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
March 1-31, 2012	1,054,600	$47.74	1,054,600	928,884
April 1-30, 2012	116,700	50.03	116,700	812,184
May 1-31, 2012	268,000	45.20	268,000	544,184

Total	1,439,300		1,439,300

(a) The shares repurchased during the third quarter of fiscal 2012 were under our share repurchase programs. (See (b) below).

(b) On October 6, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million of the Company’s currently outstanding common shares. This is in addition to the approximately 1.0 million shares that were available to be repurchased under the October 27, 2008 authorization by the Board of Directors which had authorized 3.0 million shares to be repurchased (the “Programs”). Repurchases under both Programs have generally been made in the open market or in privately negotiated transactions not exceeding prevailing market prices, subject to regulatory considerations and market conditions, and have been funded from the Company’s available cash balances. As of June 26, 2012, the Company had substantially completed all of the repurchases under the Programs.

Item 6. Exhibits

a)	Exhibits – see INDEX TO EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.
(Registrant)

DATE: June 26, 2012	BY	/s/ Kevin J. Brown
Kevin J. Brown
Corporate Controller and Interim Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

INDEX TO EXHIBITS

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1 Rule 13a-14(a) CEO Certification	F

	31.2 Rule 13a-14(a) CFO Certification	F

(32)	SECTION 1350 CERTIFICATIONS

	32.1 Section 1350 CEO Certification	F

	32.2 Section 1350 CFO Certification	F

(101)	The following financial information from Robbins & Myers, Inc.’s Quarterly Report on Form 10-Q for the period ended May 31, 2012, filed with the SEC on June 26, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheet at May 31, 2012 and August 31, 2011, (ii) Consolidated Condensed Income Statement for the three and nine month periods ended May 31, 2012 and May 31, 2011, (iii) the Consolidated Condensed Statement of Cash Flows for the nine month periods ended May 31, 2012 and May 31, 2011, and (iv) Notes to Consolidated Condensed Financial Statements.	F

“F” Filed herewith