Form 10-K
period 2012-08-31
ROBBINS & MYERS, INC.
filed 2012-10-23
CIK 84290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of Common Shares, without par value, held by non-affiliates of the Company at February 29, 2012 (the last business day of the Company’s second fiscal quarter), based on the closing sales price on the New York Stock Exchange	$1,868,781,588
Number of Common Shares, without par value, outstanding at September 30, 2012	42,180,217

ITEM 1.	BUSINESS

Important Information Regarding Forward-Looking Statements

Portions of this Form 10-K include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. This includes, in particular, “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K as well as other portions of this Form 10-K. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date such statements were made. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. The most significant of these risks, uncertainties and other factors are described in this Form 10-K (included in “Item 1A—Risk Factors”). Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

Robbins & Myers, Inc. is an Ohio corporation. As used in this report, the terms “Company,” “Robbins & Myers,” “R&M,” “we,” “our,” or “us” mean Robbins & Myers, Inc. and its subsidiaries unless the context indicates another meaning. We are a leading supplier of engineered equipment and systems for critical applications in global energy, industrial, chemical and pharmaceutical markets. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. Our fiscal 2012 sales were approximately $1,035 million.

On August 8, 2012, we entered into a definitive merger agreement with National Oilwell Varco, Inc. (“NOV,” “National Oilwell Varco”) in an all-cash transaction. Under the terms of the proposed transaction, which has been approved by the Boards of Directors of both Robbins & Myers, Inc. and NOV, upon the closing of the merger, our shareholders will receive $60.00 in cash for each common share of Robbins & Myers they own. Consummation of the transaction is subject to customary closing conditions, including obtaining certain regulatory approvals, as well as approval from the shareholders of Robbins & Myers, Inc. On October 9, 2012, we received a request for additional information and documents from the U.S. Justice Department (often referred to as a second request) in connection with the proposed merger.

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

On January 10, 2011 (“the acquisition date”), we completed our acquisition of T-3 Energy Services, Inc. (“T-3”), by means of a merger, such that T-3 became a wholly-owned subsidiary of Robbins & Myers, Inc. The purchase price for acquiring all of the outstanding common stock of T-3 was approximately $618.4 million, which consisted of approximately $106.3 million in cash, $492.1 million as the fair value of our common shares and $20.0 million as the fair value of options and warrants issued to replace T-3 grants for pre-merger services and warrants. The operating results of T-3 are included in our consolidated financial statements since the acquisition date within our Energy Services segment.

On April 29, 2011, we divested our Romaco businesses. The results of our Romaco segment are reported as discontinued operations for all periods presented.

Information concerning our sales, income before interest and income taxes (“EBIT”), identifiable assets by segment and sales and tangible assets by geographic area for the years ended August 31, 2012, 2011 and 2010 is set forth in Note 16 to the Consolidated Financial Statements included at Item 8 and is incorporated herein by reference.

Energy Services Segment

Our Energy Services business segment, which includes T-3, designs, manufactures, markets, repairs and services equipment and systems used in upstream oil and gas exploration and recovery, production and completion, pipeline transmission infrastructure and a variety of other industrial applications. Our Energy Services segment includes products and services sold under the Robbins & Myers Energy Systems® and T-3® brands. Our products and systems include power sections for drilling motors, blow-out preventers (“BOPs”), down-hole progressing cavity pumps, drive systems and automation, wellhead equipment, frac manifolds and trees, high pressure engineered gate valves, and a broad line of ancillary equipment for the energy sector, such as rod guides, rod and tubing rotators, pipeline closure products and valves.

Sales, Marketing and Distribution. We sell our hydraulic drilling power sections, BOPs, pressure control systems, wellhead equipment, manifolds and gate valves through a direct sales force. We sell our tubing wear prevention products, down-hole pump systems, closure products and industrial pumps through major oilfield and industrial distributors as well as our direct sales force and service centers in key oilfield locations. Backlog at August 31, 2012 was $169.7 million, compared with $121.3 million at August 31, 2011.

Aftermarket Sales. Aftermarket sales consist principally of selling replacement components for our pumps, as well as the relining of power section stators, repair and field services for BOPs, manifolds and valves for the energy market. Aftermarket sales represented approximately 30% of the sales in this segment in fiscal 2012, compared with 34% in fiscal 2011. However, replacement items, such as power section rotors and stators and down-hole pumps are components of larger systems that wear out after regular usage. These are often sold as components in larger systems and are not identifiable by us as aftermarket sales.

Markets and Competition. We believe we are one of the leading independent manufacturers of power sections, BOPs, pressure control systems, wellhead equipment and frac manifolds and trees, in the markets we serve. We are also a leading manufacturer of rod guides, pipeline closure products and down-hole progressing cavity pumps worldwide. While the markets we serve are generally highly fragmented and also involve various competing technologies, we believe that with our leading brands and products, we are effectively positioned to serve customers with an attractive range of products and services.

Process & Flow Control Segment

Our Process & Flow Control business segment designs, manufactures and services glass-lined reactors and storage vessels, industrial progressing cavity pumps, mixing equipment, and related products such as grinders for applications involving the flow of viscous, abrasive and solid-laden slurries and sludge, standard and customized fluid-agitation equipment and systems. We also provide alloy steel vessels, heat exchangers, other fluid systems, wiped film evaporators and packaged process systems. In addition, we provide customized fluoropolymer-lined fittings, vessels and accessories. The primary markets served by this segment are the industrial, chemical, pharmaceutical, wastewater treatment, food and beverage, specialty chemical and other end markets. Primary brands are Pfaudler®, Moyno®, Chemineer® and Edlon®.

Sales, Marketing and Distribution. We primarily manufacture, market, sell and service glass-lined reactors, storage vessels, industrial pumps, thermal and other fluid processing systems through our direct sales and service force, as well as manufacturers’ representatives in certain geographic markets. Industrial mixers and agitation equipment products are primarily sold through manufacturers’ representatives. Backlog at August 31, 2012 was $138.1 million compared with $129.8 million at August 31, 2011.

Aftermarket Sales. Aftermarket products and services, which include field service, replacement parts, accessories and reconditioning of glass-lined vessels, are an important part of our glass-lined reactor product line. Our aftermarket capabilities and presence allow us to service our large installed base of Pfaudler® glass-lined vessels and to meet the needs of our customers who outsource various maintenance and service functions. In addition, we refurbish and sell used, glass-lined vessels. Our aftermarket business for the Chemineer® and Moyno® lines primarily consists of selling replacement parts. Aftermarket sales represented approximately 37% of this segment’s sales in fiscal 2012, compared with 38% in fiscal 2011.

Markets and Competition. We believe we have the number one worldwide market position in sales value for quality glass-lined reactors and storage vessels, competing principally with smaller European companies. Competition in Europe has increased resulting in increasing pricing pressure. There are also Asian suppliers who compete in local markets based on a lower quality specification. We are also one of the leading suppliers of progressing cavity pumps for industrial applications, and also for mixing equipment for certain markets. There are several worldwide competitors in these markets and there are also various alternative technologies related to the markets we serve. Our Edlon® brand primarily competes by offering highly engineered products and products made for special needs, and tends to compete with other niche suppliers.

Other Consolidated Information

BACKLOG

Our total order backlog was $307.8 million at August 31, 2012 compared with $251.1 million at August 31, 2011. We expect to ship substantially all of our backlog during the next 12 months.

CUSTOMERS

No customer represented more than 10% of consolidated sales in fiscal 2012, 2011 or 2010. See Note 16 – Business Segments and Geographic Information, included in Item 8 of this Report for financial information by geographic region.

RAW MATERIALS

Raw materials are purchased from a broad supplier base that is often located in the same regions as our facilities. Over the last three years the prices of raw materials, especially steel, have been volatile. Our supply of steel and other raw materials and components has been adequate and available without significant delivery delays. No events are known or anticipated that would change the availability of raw materials. No one vendor provides more than 10% of our supplied materials.

GENERAL

We own a number of patents relating to the design and manufacture of our products. While we consider these patents important, we believe that the successful manufacture and sale of our products depends more upon application expertise and manufacturing skills. We are committed to maintaining high quality manufacturing standards and have completed ISO certification at many of our facilities.

During fiscal 2012, we spent approximately $7.0 million on research and development activities compared with $5.9 million in fiscal 2011 and $4.8 million in fiscal 2010. These amounts do not include engineering development costs incurred in conjunction with fulfilling custom customer orders and executing customer projects.

Compliance with federal, state and local laws regulating the discharge of materials into the environment is not anticipated to have any material effect upon the Company’s capital expenditures, earnings or competitive position.

At August 31, 2012, we had 3,473 employees, which included approximately 380 employees at majority-owned joint ventures. Approximately 270 of our U.S. employees were covered by collective bargaining agreements at various locations. In addition, approximately 510 of our non-U.S. employees were covered by government-mandated agreements in their respective countries. The agreement covering our Dayton, Ohio, manufacturing facility expires in fiscal 2013. The Company considers labor relations at each of its locations to be generally good.

CERTIFICATIONS

Peter C. Wallace, our President and Chief Executive Officer, certified to the New York Stock Exchange (“NYSE”) on February 6, 2012 that, as of that date, he was not aware of any violation by the Company of the NYSE’s Corporate Governance Listing Standards. We have filed with the Securities and Exchange Commission (“SEC”) the certifications of Mr. Wallace and Kevin J. Brown, our Interim Chief Financial Officer, that are required by Section 302 of the Sarbanes-Oxley Act of 2002 relating to the financial statements and disclosures contained in our Annual Report on Form 10-K for the year ended August 31, 2012.

AVAILABLE INFORMATION

We make available free of charge on or through our web site, at www.robn.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC.

We also post on our web site the following corporate governance documents: Corporate Governance Guidelines, Code of Business Conduct and the Charters of our Audit, Compensation, and Nominating and Governance Committees. Written copies of the foregoing documents may also be requested from our Corporate Secretary, Robbins & Myers, Inc., 10586 Highway 75 North, Willis, TX 77378.

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

Our announcement that we had entered into a definitive merger agreement with National Oilwell Varco in an all-cash transaction could adversely affect our business.

On August 8, 2012, we entered into a definitive merger agreement with National Oilwell Varco in an all cash transaction. Upon the closing of the merger, each of our shareholders will receive $60.00 in cash for each common share they own. Consummation of the transaction is subject to customary closing conditions, including obtaining certain regulatory approvals, as well as approval from our Company’s shareholders. Expected synergies associated with the transaction may require the merger of certain of our operations into those of NOV, which could result in the termination of a number of our employees and restructuring of certain of our operations. The announcement and pending nature of the transaction could potentially cause disruptions in our business (including certain merger-related operational contractual restrictions and additional legal and regulatory proceedings), and have an adverse effect on our relationship with our customers, vendors, and employees. In addition, it could result in diversion of management’s attention from ongoing business concerns, employee retention issues, added merger-related costs, and the possibility that alternative takeover proposals will or will not be made, which could, in turn, have an adverse effect on our business, financial results, and operations.

The consummation of the proposed merger transaction with National Oilwell Varco is not certain, and its delay or failure could adversely affect our business.

There is no assurance that the proposed merger transaction with National Oilwell Varco will occur. In addition, we cannot predict the exact timing of the consummation of the transaction. Consummation of the transaction is subject to the satisfaction of various conditions, including obtaining certain regulatory approvals and the approval of our Company’s shareholders. A number of the conditions are not within our control. We cannot assure that all closing conditions will be satisfied, that we will receive the required governmental approvals, or that the transaction will be successfully consummated. If the transaction is not completed, the price of our common shares may change to the extent that the current market price of our common shares reflects the assumption that the transaction will be completed. In addition, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Under certain circumstances, upon termination of the merger agreement, we could be required to pay a termination fee of $75 million to National Oilwell Varco, or its costs and expenses.

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

While economic conditions improved in fiscal 2012, business conditions could worsen in the future. Furthermore, our backlog may not be converted to revenue due to customer order cancellations.

We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent recovery, worldwide, or in the specific end markets we serve. In particular, the European debt crisis and the instability and uncertainty relating to the Euro could constrain government budgets, limit the financing available to our suppliers and customers and adversely affect the economies and capital markets in Europe and other geographies, which could, in turn, adversely affect demand for our products, the availability of supplies and the value of our Euro-denominated assets and obligations. If our markets significantly deteriorate due to these economic effects, our business, financial condition and results of operations will likely be materially and adversely affected. Furthermore, our share price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide economic downturn.

In addition, our defined benefit pension plans invest in fixed income and equity securities to fund related benefit obligations under those plans. The performance of the financial markets and interest rates impact our funding obligations under our defined benefit pension plans. Significant changes in market interest rates, decreases in the fair value of our plan assets and investment losses on plan assets may increase our future funding obligations and adversely impact our results of operations and cash flows over the long-term.

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

Approximately 43% of our sales are to customers outside the United States, and we are subject to economic and political and currency fluctuation risks or devaluation associated with international operations.

Approximately 43% of our fiscal 2012 sales were to customers outside the U.S., and we maintain primary operations in 15 countries. Conducting business outside the U.S. is subject to risks, including currency exchange rate fluctuations and the possibility of hyper-inflationary conditions; changes in regional, political or economic conditions including trade protection measures, such as tariffs or import/export restrictions; subsidies or increased access to capital for firms who are currently, or may emerge, as competitors in countries in which we have operations; partial or total expropriation; unexpected changes in regulatory requirements; and international sentiment towards the U.S. One or more of these factors could have a material adverse effect on our international operations. Furthermore, unexpected and dramatic devaluations of currencies in developing or emerging markets could negatively affect the value of our earnings from, and of the assets located in, those markets.

Regulatory and legal developments including changes to United States taxation rules, health care reform, offshore drilling and hydraulic fracturing process legislation, governmental greenhouse gases emission restrictions and climate change initiatives could negatively affect our financial performance.

Our operations and the markets we compete in are subject to numerous federal, state, local and foreign governmental laws and regulations. Existing laws and regulations may be revised or reinterpreted and new laws and regulations, including taxation rules, health care reform, offshore drilling and hydraulic fracturing process legislation, governmental greenhouse gases emission restrictions and climate change initiatives, may be adopted or become applicable to us or our customers. New regulations like the Dodd-Frank Wall Street Reform and Consumer Protection Act may also increase our expenses and our customers’ requirements from us. These regulations are complex, change frequently and have tended to become more stringent over time and may increase our costs and reduce profitability. We cannot predict the form any such new laws or regulations will take or the impact these laws and regulations will have on our business or operations. However, significant changes in governmental laws and regulations could adversely affect our future results of operations.

Adverse weather conditions in certain regions could adversely affect our operations.

From time to time, hurricanes, typhoons and severe weather impact our operations. These storms and associated threats reduce the number of days on which we and our customers operate which results in lower revenues than we otherwise would have achieved. Our Canadian operations, particularly in the third quarter of each fiscal year, may vary greatly depending on the timing of “break-up”, or the spring thaw, which annually results in a period in which conditions are not conducive to operations and could reduce our operations and revenues during the relevant period.

We must comply with a variety of import and export laws and regulations, and the cost of compliance as well as the consequences of failure to properly comply with such laws could adversely affect our business.

We are subject to a variety of laws regarding our international operations, including regulations issued by the U.S. Department of Commerce Bureau of Industry and Security and various foreign governmental agencies. We cannot predict the nature, scope or effect of future regulatory requirements to which our international manufacturing operations and trading practices might be subject or the manner in which existing laws might be administered or interpreted. Future regulations could limit the countries in which certain of our products may be manufactured or sold or could restrict our access to, and increase the cost of, obtaining products from foreign sources. In addition, actual or alleged violations of import-export laws could result in enforcement actions and substantial financial penalties.

Our reputation, ability to do business and financial statements may be impaired by improper conduct by any of our employees, business partners or agents.

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, business partners or agents that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil and criminal, monetary and non-monetary penalties and related shareholder lawsuits, could cause us to incur significant legal fees and could damage our reputation.

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

The methods, estimates and judgments we use in applying our accounting policies could have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part II, Item 7 of this Report). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time, that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. Additionally, changes in accounting standards, including new interpretations and application of accounting standards, may change our reported financial condition, results of operations or cash flow.

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

We expect to continue our strategy of seeking to acquire add-on businesses that broaden our existing businesses and our global reach, as well as, in the right circumstances, strategically pursuing larger, stand-alone businesses that have the potential to either complement our existing businesses or allow us to pursue a new platform. However, there can be no assurance that we will find suitable businesses to purchase or that the associated price would be acceptable. If we are unsuccessful in the acquisition efforts, then our ability to grow could be adversely affected. In addition, a completed acquisition, may under-perform relative to expectations, be unable to achieve synergies originally anticipated, or require the payment of additional expenses for assumed liabilities. Further, failure to allocate capital appropriately could also result in significant exposure to certain markets and geographies. Additionally, issuance of a significant number of common shares in connection with acquisitions may adversely affect our common share price or have a dilutive effect on our earnings per share. These factors could potentially have an adverse impact on our operating profits and cash flows.

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

	Manufacturing	Sales/ Service	Square Footage (In thousands)
			Owned	Leased
Function and size by segment:
Energy Services	14	35	980	473
Process & Flow Control	13	3	2,144	179

	North America	South America	Europe	Asia/Australia
Geographical locations by segment:
Energy Services	43	3	1	2
Process & Flow Control	7	1	6	2

ITEM 3.	LEGAL PROCEEDINGS

There are claims, suits and complaints arising in the ordinary course of business filed or pending against us. Although we cannot predict the outcome of such claims, suits and complaints with certainty, we do not believe that the disposition of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

The Company is subject to an ongoing investigation by the U.S. Department of Justice (“DOJ”) and the Department of Commerce Bureau of Industry and Security (“BIS”) regarding potential export controls violations arising from certain shipments by our Belgian subsidiary to one customer in Iran, Sudan and Syria in 2005 and 2006. We have cooperated with the investigation and in August 2012, we received a proposed joint settlement offer from DOJ and BIS. We have requested additional information from DOJ and BIS regarding the proposed settlement terms. We have accrued $1.8 million in connection with this matter and the potential settlement and cannot predict whether or when this matter will be settled or the specific terms of any settlement.

In connection with the proposed merger with an affiliate of National Oilwell Varco, Inc., on August 13, 2012, August 17, 2012, and October 5, 2012, respectively, shareholder derivative and class action complaints were filed in the District Court of Montgomery County, Texas, the United States District Court for the Southern District of Ohio, and the United States District Court for the Southern District of Texas against the Company, our directors, and National Oilwell Varco, Inc. and its affiliate. The complaints allege, among other things, that our directors breached their fiduciary duties to the Company and our shareholders and that National Oilwell Varco aided and abetted our directors’ alleged breaches of their fiduciary duties. The complaints seek, among other things, injunctive relief, rescission of the merger agreement and the plaintiffs’ costs and disbursements in pursuing the actions, including reasonable attorneys’ and experts’ fees. On October 22, 2012, the plaintiff dismissed the action pending in Texas State Court with prejudice. The Company, our directors and each of the other named defendants are defending and will continue to defend the remaining lawsuits. We do not expect that these lawsuits will have a material adverse effect on the Company’s financial condition or results of operations or completion of the merger.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

Peter C. Wallace, age 58, has been President and Chief Executive Officer of the Company since July 12, 2004. From October 2001 to July 2004, Mr. Wallace was President and Chief Executive Officer of IMI Norgren Group (sophisticated motion and fluid control systems for original equipment manufacturers). He was employed by Rexnord Corporation (power transmission and conveying components) for 25 years serving as President and Group Chief Executive from 1998 until October 2001 and holding a variety of senior sales, marketing, and international positions prior thereto.

Kevin J. Brown, age 54, was named our Interim Chief Financial Officer and Corporate Controller in December 2011. Prior to that, he was our Corporate Controller and Chief Accounting Officer since October 2006. He was our Vice President of Corporate Services, Investor Relations & Compliance from August 2006 to October 2006 and he was our Vice President and Chief Financial Officer from January 2000 to August 2006. Previously, he was our Controller and Chief Accounting Officer since December 1995. Prior to joining us, he was employed by the accounting firm of Ernst & Young LLP for 15 years.

Saeid Rahimian, age 54, was named Senior Vice President and President of our newly created Energy Services Group in October 2011. Prior to that, he was our Corporate Vice President and President, Fluid Management, since September 2005. He was Group Vice President and President of our R&M Energy Systems and Reactor Systems businesses from May 2004 to September 2005. He was President of our R&M Energy Systems business from 1998 to May 2004. Prior to 1998, he held various positions within Robbins & Myers, Inc.

Aaron H. Ravenscroft, age 34, was appointed as Vice President and President of our newly created Process & Flow Control Group in September 2011. Prior to joining us, he was employed by Gardner Denver (manufacturer of highly engineered compressors and blowers for industrial applications) from December 2008 to September 2011, where he held various management positions, the most recent being Vice President of Industrial Products-Europe. Prior to joining Gardner Denver, he was employed by Wabtec from 2003, where he held a series of management positions with increasing responsibility. Prior to 2003, he was employed by Janney Montgomery Scott.

Jeffrey L. Halsey, age 60, has been our Vice President, Human Resources since July 2007. He held various Human Resources positions with ABB Ltd. from 1989 through 2006, most recently as Group Senior Vice President, Human Resources for ABB Inc. Prior to 1989, he was Vice President, Employee Relations for Pullman, Inc.

Michael J. McAdams, age 63, has been our Treasurer since October 2005, and was Assistant Treasurer from September 2004 to September 2005. From 1999 to 2003, he was Treasurer of Evenflo Company, Inc. He was Treasurer of Advanced Silicon Materials, Inc. from 1996 to 1999. He was also employed by Armco, Inc. for 15 years, holding various finance positions, including the position of Assistant Treasurer.

Linn S. Harson, age 47, has been our Secretary and General Counsel since January 2009. She has been with the law firm of Thompson Hine LLP since 1996, and a partner in the same firm since January 2005.

The term of office of our executive officers is until our 2013 Annual Meeting of Directors (the date of which has not yet been finally determined) or until their respective successors are elected.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A) Our common shares trade on the New York Stock Exchange under the symbol RBN. The prices presented in the following table are the high and low closing prices for the common shares for the periods presented.

Fiscal 2012	High	Low	Dividends Declared and Paid per Share
1st Quarter ended Nov. 30, 2011	$53.20	$32.04	$0.0450
2nd Quarter ended Feb. 29, 2012	51.97	45.41	0.0500
3rd Quarter ended May 31, 2012	53.29	43.66	0.0500
4th Quarter ended Aug. 31, 2012	60.11	39.34	0.0500

Fiscal 2011
1st Quarter ended Nov. 30, 2010	$31.01	$24.43	$0.0425
2nd Quarter ended Feb. 28, 2011	43.08	31.87	0.0450
3rd Quarter ended May 31, 2011	45.99	38.94	0.0450
4th Quarter ended Aug. 31, 2011	54.79	38.93	0.0450

(B) As of September 30, 2012, we had 365 shareholders of record.

(C) Dividends paid on common shares are presented in the table in Item 5(A). Our credit agreement includes certain covenants which restrict our payment of dividends, such that if immediately prior to, and after giving effect to, payment of such dividends, the consolidated leverage ratio is greater than 2.75 to 1.00, the aggregate of certain restricted purchases, redemptions and payments in the fiscal year does not exceed $25,000,000. In addition, the Merger Agreement with National Oilwell Varco limits our ability to pay dividends.

(D) In fiscal 2012, there were no sales of unregistered securities.

(E) A summary of the Company’s repurchases of its common shares during the quarter ended August 31, 2012 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
June 1-30, 2012	531,550	$45.22	530,000	2,000,000
July 1-31, 2012	—	—	—	2,000,000
August 1-31, 2012	8,903	59.82	—	2,000,000

Total	540,453		530,000

(a) During the fourth quarter of fiscal 2012, the Company purchased 10,453 of its common shares in connection with its employee benefit plans, including purchases associated with the vesting of restricted share awards. These purchases were not made pursuant to a publicly announced repurchase plan or program. The remaining 530,000 shares repurchased during the fourth quarter of fiscal 2012 were under our share repurchase programs. (See (b) below).

(b) On October 6, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million of the Company’s currently outstanding common shares. This is in addition to the approximately 1.0 million shares that were available to be repurchased under the October 27, 2008 authorization by the Board of Directors which had authorized 3.0 million shares to be repurchased (the “Programs”). Repurchases under both

Programs have generally been made in the open market or in privately negotiated transactions not exceeding prevailing market prices, subject to regulatory considerations and market conditions, and have been funded from the Company’s available cash balances. As of June 19, 2012, the Company had substantially completed all of the repurchases under the Programs.

On completion of the repurchases eligible under the Programs, on June 25, 2012, the Company’s Board of Directors authorized the repurchase of up to 2.0 million of the Company’s currently outstanding common shares (the “June 2012 Program”). Repurchases under the June 2012 Program will generally be made in the open market or in privately negotiated transactions not exceeding prevailing market prices, subject to regulatory considerations and market conditions, and will be funded from the Company’s available cash and credit facilities. The June 2012 Program will expire when we have repurchased all the authorized shares, unless terminated earlier by a Board resolution. No repurchases were made in fiscal 2012 under the June 2012 Program.

Under the terms of the definitive merger agreement with NOV, we have agreed not to repurchase our common shares under the June 2012 Program pending consummation of the merger.

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

	2012	2011	2010	2009	2008
Operating Results
Orders (2)	$1,100,984	$876,250	$521,948	$451,310	$667,621
Ending backlog (2)	307,790	251,064	136,798	94,838	186,697
Sales (2)	1,034,783	820,640	478,193	527,345	636,472
EBIT (2,3,4)	218,616	131,343	46,918	72,076	110,061
Net income from continuing operations - Robbins & Myers, Inc. (3)	150,000	80,375	29,338	53,476	69,516
Net income per share from continuing operations (3):
Basic	$3.41	$1.96	$0.89	$1.61	$2.01
Diluted	3.39	1.94	0.89	1.61	2.00

Financial Condition
Total assets	$1,523,263	$1,582,966	$817,021	$796,854	$864,717
Total cash	166,925	230,606	149,213	108,169	123,405
Total long-term debt (excluding portion due within one year)	—	24	93	265	30,435
Total equity	1,091,279	1,166,419	491,024	483,111	515,456

Other Data
Cash flow from operating activities	$160,432	$101,048	$88,483	$51,860	$89,560
Capital expenditures, net	29,464	28,307	10,611	17,694	22,114
Amortization	11,023	15,684	601	1,107	1,279
Depreciation	20,896	18,277	15,029	15,119	14,970
Dividends declared per share	$0.1950	$0.1775	$0.1675	$0.1575	$0.1450
Number of employees	3,473	3,387	2,965	3,027	3,357

Notes to Selected Financial Data

(1) We acquired all of the outstanding common stock and voting interests of T-3 Energy Services, Inc. (“T-3”) on January 10, 2011. We purchased the remaining 24 percent noncontrolling interest in our Process & Flow Control Group Chinese subsidiary on June 9, 2009. Our 51-percent-owned subsidiary, GMM, acquired Mavag on January 10, 2008. These transactions impact the comparability of the Selected Financial Data.

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

(3) A summary of the Company’s special items, including inventory write-up values charged to cost of sales, and their impact on diluted earnings per share is as follows:

	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Pre-tax impact of special items expense (income):
NOV merger-related costs	$2,959	$—	$—	$—	$—
Cost of sales-T-3 merger-related inventory write-up values	—	9,499	—	—	—
Other T-3 merger-related costs:
Employee termination costs	—	3,022	—	—	—
Backlog amortization	—	7,234	—	—	—
Professional fees and accelerated equity compensation	—	5,884	—	—	—
Restructuring costs including severance	—	1,012	2,764	—	—
Net facility sale gains	—	—	—	—	(835)

Total special items	$2,959	$26,651	$2,764	$—	$(835)

(Decrease) increase in net income due to special items	$(1,923)	$(18,058)	$(2,764)	$—	$543
(Decrease) increase in diluted earnings per share due to special items	$(0.04)	$(0.44)	$(0.08)	$—	$0.02

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

Overview

We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the energy, industrial, chemical and pharmaceutical markets worldwide. With our acquisition of T-3 Energy Services, Inc. (“T-3”) on January 10, 2011 (“the acquisition date”), we are expanding and complementing our energy business in our Energy Services segment, and creating a stronger strategic platform with better scale to support future growth. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. We have initiated programs to reduce our manufacturing footprint for specific product lines to improve asset utilization, and we have standardized more of the reactor system product offerings to leverage our supply chain, global manufacturing assets and functional resources. We are continuing to find ways to leverage strengths across the Company and identify new synergy opportunities. In fiscal 2013, we expect to continue our streamlining and profit margin expansion efforts in certain businesses and pursue our organic and strategic growth initiatives to improve our competitiveness, financial results, long-term profitability and shareholder value.

As more fully described in Note 3 of Notes to Consolidated Financial Statements, on August 8, 2012, we entered into a definitive merger agreement with National Oilwell Varco, Inc. (“NOV,” “National Oilwell Varco”), in an all-cash transaction. Under the terms of the transaction, which has been approved by the Boards of Directors of both Robbins & Myers and NOV, upon the closing of the merger, our shareholders will receive $60.00 in cash for each common share of Robbins & Myers they own. Consummation of the transaction is subject to customary closing conditions, including obtaining certain regulatory approvals, as well as approval of our shareholders. On October 9, 2012, we received a request for additional information and documents from the U.S. Justice Department (often referred to as a second request) in connection with the proposed merger. Unless expressly noted to the contrary, all forward-looking statements in the discussion and analysis of financial condition and results of operations that follows relate to the Company on a stand-alone basis and are not reflective of the impact of the proposed merger with NOV.

We continued to experience positive results during fiscal 2012 in major geographic areas and end markets, with most products achieving revenue growth and improved margins driven by strong backlog at the beginning of fiscal 2012 and higher orders in fiscal 2012, along with benefits from our past restructuring and continuing cost containment initiatives. We are seeing our energy markets moderating, but remain at relatively high levels and continued growth in certain chemical and industrial markets. We are cautiously optimistic that with our order trends and record backlog in both our segments at the end of fiscal 2012, we will continue to see improved operating results in fiscal 2013.

With approximately 43% of our sales outside the United States, we can be affected by changes in currency exchange rates between the U.S. dollar and the foreign currencies in non-U.S. countries in which we operate. The impact on net income, sales and orders due to foreign exchange changes was not material for fiscal 2012 compared with fiscal 2011. Additionally, the assets and liabilities of our foreign operations are translated at the exchange rates in effect at the balance sheet date, with related gains or losses reported as a separate component of our shareholders’ equity, except for Venezuela, which is reported following highly inflationary accounting rules under U.S. GAAP. The marginal weakening of most foreign currencies against the U.S. dollar in fiscal 2012 did not materially impact our financial condition at the end of fiscal 2012 as compared with the end of fiscal 2011.

Beginning with the first quarter of fiscal 2012, we changed the composition of our reportable segments to reflect organizational, management and operational changes implemented in the first quarter of fiscal 2012. The Company now reports results in two business segments consisting of Energy Services and Process & Flow Control. The Company previously reported its operations under the Fluid Management segment and the Process Solutions segment. The businesses in our Energy Services segment provide mission-critical products to customers in the upstream oil and gas markets for use in drilling and exploration, production and completion, and pipeline transmission infrastructure. Major products include power sections for drilling motors, blowout preventers, down-hole progressing cavity pumps, drive systems and automation, wellhead equipment, frac manifolds and trees, high pressure engineered gate valves and a broad line of ancillary equipment for the energy sector, such as rod guides, rod and tubing rotators, pipeline closure products and valves. Our Energy Services segment includes products and services sold under the Robbins & Myers Energy Systems® and T-3® brands. Our Process & Flow Control segment targets industrial customers in the industrial chemical, pharmaceutical, wastewater treatment, food and beverage, and other end markets. Products include glass-lined reactors and thermal heat exchangers, progressing cavity pumps for industrial applications and surface transfer of viscous fluids, mixing equipment and engineered systems used to filter and process various liquids and materials. Primary brands in our Process &

Flow Control segment include Pfaudler®, Moyno®, Chemineer® and Edlon®. We believe that this strategic realignment, which is reflected in our financial reporting for all periods presented, will enable us to have greater focus on our primary end markets while creating additional opportunities to more efficiently serve common customers and to leverage strengths across product groups.

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

Energy Services. Order levels from customers served by our Energy Services segment moderated in the second half of fiscal 2012, but continued to show year-over-year improvements in fiscal 2012 compared with fiscal 2011. Our primary objectives for this segment are to grow sales by increasing our capacity to meet current demand, expanding our geographic reach, improving our selling and product management capabilities, commercializing new products in our niche market sectors, developing new customer relationships, and expanding our aftermarket business. Our Energy Services business segment designs, manufactures, markets, repairs and services equipment and systems including power sections for drilling motors, blow-out preventers, down-hole progressing cavity pumps, drive systems and controllers, wellhead equipment, frac manifolds and trees, high pressure engineered gate valves, and a broad line of ancillary equipment for the energy sector, such as rod guides, rod and tubing rotators, pipeline closure products and valves. These products are primarily used in upstream oil and gas exploration and recovery applications.

Process & Flow Control. Our Process & Flow Control segment orders improved in fiscal 2012 over fiscal 2011, achieving the highest levels since fiscal 2008. Pricing began to show improvement in fiscal 2012, but has not fully recovered, especially in the European chemical markets. Our primary objectives for this segment are to reduce operating costs in developed regions, increase manufacturing capabilities in low cost areas, standardize our products to increase operating flexibility, integrate our global operations and increase our focus on aftermarket opportunities. Our Process & Flow Control business segment designs, manufactures and services glass-lined reactors and storage vessels, customized equipment and systems and customized fluoropolymer-lined fittings, industrial progressing cavity pumps and complementary products such as grinders and customized fluid-agitation equipment and systems primarily for the pharmaceutical, industrial and specialty chemical markets.

Results of Operations

The following tables present components of our Consolidated Statement of Income and segment information for our continuing operations.

Consolidated	2012	2011	2010
Sales	100.0%	100.0%	100.0%
Cost of sales	61.1	62.8	66.8

Gross profit	38.9	37.2	33.2
SG&A expenses	17.5	19.1	22.8
Other expense	0.3	2.1	0.6

EBIT	21.1%	16.0%	9.8%

By Segment	2012	2011	2010
Energy Services:	(In millions, except percents)
Sales	$665.5	$477.2	$201.6
EBIT	198.0	131.0	61.7
EBIT %	29.8%	27.4%	30.6%
Process & Flow Control:
Sales	$369.3	$343.4	$276.6
EBIT	41.4	26.8	4.9
EBIT %	11.2%	7.8%	1.8%
Consolidated:
Sales	$1,034.8	$820.6	$478.2
EBIT	218.6	131.3	46.9
EBIT %	21.1%	16.0%	9.8%

The comparability of the operating results has been impacted by NOV merger-related costs in fiscal 2012 and T-3 merger-related costs in fiscal 2011, as well as restructuring costs in fiscal 2011 and 2010. See Note 7—Statement of Income Information in Item 8 of this Report for further discussion. In addition, the comparability of the segment data is impacted by changes in foreign currency exchange rates, due to the translation of non-U.S. dollar denominated subsidiary results into U.S. dollars, acquisition of T-3 (included in our Energy Services segment) on January 10, 2011, as well as general economic conditions in the end markets we serve.

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

Fiscal Year Ended August 31, 2012 Compared with Fiscal Year Ended August 31, 2011

Net Sales

Consolidated net sales from continuing operations for fiscal 2012 were $1,034.8 million, or $214.1 million higher than fiscal 2011 net sales, an increase of 26%. Excluding the impact of currency translation and the T-3 acquisition, net sales increased by $100.8 million, or 16%, due to higher sales in both of our segments in fiscal 2012.

The Energy Services segment, which includes T-3 results since January 10, 2011, had sales of $665.5 million in fiscal 2012 compared with $477.2 million in fiscal 2011. The T-3 acquisition contributed $127.0 million in additional sales over the prior year, with $78.4 million due to T-3 being owned for only a partial period of the prior year and the remaining due to strong demand in fiscal 2012, as discussed below. Excluding the impacts of foreign currency translation and T-3 acquisition, sales in fiscal 2012 increased $64.1 million, or 21%. This volume increase was primarily due to higher customer demand resulting from higher oil prices worldwide in fiscal 2012 and increased expenditure for drilling activity as exploration and production companies invested to capture oil and gas from shale formations in North America. Orders for this segment were impacted by the same factors and were $714.4 million in fiscal 2012 compared with $517.8 million in fiscal 2011. Excluding currency and acquisition impacts, orders in fiscal 2012 grew $61.9 million, or 21%, due to strong market conditions. Ending backlog at August 31, 2012 was $169.7 million compared with $121.3 million at August 31, 2011.

The Process & Flow Control segment had sales of $369.3 million in fiscal 2012 compared with $343.4 million in fiscal 2011, an increase of $25.9 million, or 8%. Excluding currency impact, sales in fiscal 2012 increased $36.7 million, or 11%, from the prior year, reflecting improved market conditions in certain served end markets. Segment orders in fiscal 2012 continued to improve from fiscal 2011 and were $386.6 million, compared with $358.5 million in fiscal 2011. Excluding currency impact, orders increased $38.4 million, or 11%, in fiscal 2012 compared with fiscal 2011, reflecting improved demand in certain end markets outside Europe. Ending backlog at August 31, 2012 was $138.1 million compared with $129.8 million at August 31, 2011.

Income Before Interest and Income Taxes (EBIT)

Consolidated EBIT from continuing operations for fiscal 2012 was $218.6 million compared with $131.3 million in fiscal 2011, an increase of $87.3 million. The T-3 business acquired in the second quarter of fiscal 2011 contributed $42.3 million of the consolidated EBIT increase, including $5.9 million of T-3 merger-related costs incurred at Corporate and $19.7 million of higher amortization related to customer backlog, severance costs and inventory write-up values expense in the Energy Services segment which did not recur in fiscal 2012. The current year EBIT includes $3.0 million of expense related to the NOV merger. The remaining $48.0 million increase in consolidated EBIT was mainly attributable to the higher sales volume described above in all our business platforms and a favorable sales mix in our Energy Services segment. The exchange rate impact on EBIT was minimal.

The Energy Services segment had EBIT of $198.0 million in fiscal 2012, compared with $131.0 million in the prior year, an increase of $67.0 million. The T-3 business acquired in the second quarter of fiscal 2011 contributed $36.4 million of the increase. The prior year EBIT included merger-related expenses of $19.7 million for higher amortization related to customer backlog, severance and expense due to inventory write-up values. The remaining increase in EBIT of $30.6 million was mainly due to the higher sales volume described above and an improved product sales mix. The exchange rate impact on EBIT was minimal.

The Process & Flow Control segment had EBIT of $41.4 million in fiscal 2012 compared with $26.8 million in fiscal 2011, an increase of $14.6 million. The increase in EBIT was due principally to the higher sales volume in fiscal 2012 described above. Fiscal 2011 had $1.2 million of pension curtailment costs related to one of our U.S. operations and restructuring costs of $1.0 million related to our German operations, that did not recur in fiscal 2012. The exchange rate impact on EBIT was minimal.

Corporate costs were $5.6 million lower in fiscal 2012 compared with fiscal 2011. Merger-related costs, NOV in fiscal 2012 and T-3 in fiscal 2011, were $2.9 million lower. The remaining decrease is from lower compensation costs related to the departure of an executive officer in the second quarter of fiscal 2012, lower pension costs and foreign currency gains.

Income Taxes

Our effective tax rate for continuing operations was 30.9% for fiscal 2012 compared with 38.2% in fiscal 2011. The current year effective tax rate is lower than the U.S. statutory tax rate and the effective tax rate in fiscal 2011, primarily due to audit settlements in fiscal 2012 and the related release of unrecognized tax benefit balances, as well as increased income in our foreign locations which have lower effective tax rates. Additionally, fiscal 2011 included the recording of an additional valuation allowance of $7.0 million for certain deferred tax assets in our Process & Flow Control segment.

Net Income

Our net income in fiscal 2012 was $150.0 million compared with $134.0 million in fiscal 2011, which includes income from discontinued operations, net of tax, of $53.6 million (see Note 5—Discontinued Operations in Item 8 of this Report). Net income from continuing operations in fiscal 2012 was $150.0 million, compared with $80.4 million in fiscal 2011. The increase in fiscal 2012 net income from continuing operations was primarily driven by the contribution of the prior year T-3 acquisition for the full year, higher sales volume, favorable product mix, lower merger-related charges and a lower effective tax rate.

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

The Energy Services segment, which included T-3 results since January 10, 2011, had sales of $477.2 million in fiscal 2011 compared with $201.6 million in fiscal 2010. Excluding the impacts of foreign currency translation and T-3 acquisition, sales in fiscal 2011 increased $91.7 million, or 45%. The increase was primarily due to strong growth in horizontal rigs, as exploration and production companies invested to capture oil and gas from shale formations in North America. Orders for this segment were $517.8 million in fiscal 2011 compared with $218.4 million in fiscal 2010. Excluding currency and acquisition impacts, orders in fiscal 2011 grew $78.4 million, or 36%, due to strong market conditions. Ending backlog at August 31, 2011, including T-3 backlog of $91.3 million, was $121.3 million compared with $27.1 million at August 31, 2010.

The Process & Flow Control segment had sales of $343.4 million in fiscal 2011 compared with $276.6 million in fiscal 2010, an increase of $66.8 million, or 24%. Excluding currency impact, sales in fiscal 2011 increased $60.7 million, or 22%, from the prior year, due to improving demand for capital goods in global chemical markets. Segment orders in fiscal 2011 continued to improve from fiscal 2010 and were $358.5 million, compared with $303.5 million in fiscal 2010. Excluding currency impact, orders increased $49.9 million, or 16%, in fiscal 2011 compared with fiscal 2010, reflecting improved demand in certain end markets outside Europe. Ending backlog at August 31, 2011 was $129.8 million compared with $109.7 million at August 31, 2010.

Income Before Interest and Income Taxes (EBIT)

Consolidated EBIT from continuing operations for fiscal 2011 was $131.3 million compared with $46.9 million in fiscal 2010, an increase of $84.4 million. Excluding the impacts of currency translation and operating results of T-3, consolidated EBIT in fiscal 2011 increased by $67.2 million. This increase in consolidated EBIT was mainly attributable to the higher sales volume described above in all our business platforms and a favorable sales mix in our Energy Services segment. We also experienced $1.8 million of lower restructuring charges in our Process & Flow Control segment in fiscal 2011 compared with fiscal 2010.

The Energy Services segment had EBIT of $131.0 million in fiscal 2011 compared with $61.7 million in fiscal 2010. Excluding currency and acquisition impacts, EBIT for fiscal 2011 increased by $51.8 million, or 84%, due principally to the sales increase and a favorable product mix.

The Process & Flow Control segment had EBIT of $26.8 million in fiscal 2011 compared with $4.9 million in fiscal 2010. This increase in EBIT resulted from higher sales volume in fiscal 2011, as well as lower restructuring charges of $1.8 million.

Corporate costs were $6.8 million higher in fiscal 2011 compared with fiscal 2010, primarily due to $5.9 million of costs associated with professional fees and accelerated stock compensation expense related to the T-3 merger transaction.

Income Taxes

Our effective tax rate for continuing operations was 38.2% for fiscal 2011 compared with 35.2% in fiscal 2010. The fiscal 2011 effective tax rate was higher than the U.S. statutory tax rate and the effective tax rate in fiscal 2010, primarily due to the recording of an additional valuation allowance of $7.0 million for certain deferred tax assets in our Process & Flow Control segment. Excluding this impact, the effective tax rate for fiscal 2011 was lower than the U.S. federal statutory tax rate primarily due to certain U.S. permanent deductions and tax credits.

The effective tax rate for fiscal 2010 from continuing operations approximated the U.S. federal statutory tax rate.

Net Income

Our net income in fiscal 2011, which included income from discontinued operations, net of tax, of $53.6 million (see Note 5—Discontinued Operations in Item 8 of this Report), was $134.0 million compared with $33.2 million in fiscal 2010, which included net income from discontinued operations of $3.9 million. Net income from continuing operations in fiscal 2011 was $80.4 million, compared with $29.3 million in fiscal 2010. The increase in fiscal 2011 net income was primarily driven by higher sales volume and a favorable product mix, somewhat reduced by charges relating to the acquisition of T-3 and a higher effective tax rate.

Liquidity and Capital Resources

Operating Activities

In fiscal 2012, our cash inflow from operating activities was $160.4 million, compared with $101.0 million in fiscal 2011, an increase of $59.4 million. This increase in fiscal 2012 was primarily caused by higher net income from continuing operations of $69.6 million, reduced by increased funding for our pension plans of $6.8 million. The increase in working capital was a reduction in operating cash flow, although lower than the prior year impact.

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

We expect our available cash, fiscal 2013 operating cash flow and availability under our credit agreement to be adequate to fund fiscal year 2013 operating needs, shareholder dividends, capital expenditures, and additional share repurchases, if any.

Investing Activities

In fiscal 2012, the Company continued to generate substantial cash from operating activities, which resulted in a strong year end financial position, with resources available for reinvestment in existing businesses. Capital expenditures in fiscal 2012 were $29.5 million in fiscal 2012 and were primarily related to our cost reduction and sales growth initiatives.

In fiscal 2011, our net cash outflows relating to investing activities of $29.5 million included $90.4 million of cash used for the T-3 acquisition, net of cash acquired; cash proceeds from the sale of our Romaco businesses of $89.2 million and $28.3 million of capital expenditures.

In fiscal 2010, our net cash outflows from investing activities of $8.1 million consisted of capital expenditures of approximately $10.6 million and asset sale proceeds of $2.5 million related to the sale of certain of our assets at two of our business units.

The Company expects fiscal 2013 capital spending to be about 30% higher than fiscal 2012.

Financing Activities

Our cash outflows from financing activities for fiscal 2012 were $188.6 million which included $187.2 million in share repurchases, as more fully described in Note 14 of the financial statements at Item 8 of this Report. The decrease in net proceeds from stock activities in fiscal 2012 of $12.9 million primarily resulted from fewer stock option exercises in the current year. The large amount of option exercises in fiscal 2011 was attributable to the T-3 acquisition. Dividends paid during fiscal 2012 were $8.6 million, or $1.0 million higher than fiscal 2011, primarily due to additional shares issued in January 2011 related to our T-3 merger. The quarterly dividend rate per common share was increased in January 2012 from $0.045 to $0.050.

From available cash balances, we repaid the remaining $30.0 million of Senior Notes on the May 3, 2010 maturity date.

On October 6, 2011, the Company announced that its Board of Directors had authorized to repurchase up to 3.0 million of the Company’s outstanding common shares, in addition to the approximately 1.0 million remaining available for repurchase under the October 2008 authorization by the Board of Directors. In fiscal 2012, the Company repurchased all the remaining 4.0 million shares for $187.2 million. Repurchases were funded from the Company’s available cash balances. There were no such share repurchases in fiscal 2011 and 2010.

On June 25, 2012, the Company’s Board of Directors authorized the repurchase of up to 2.0 million of the Company’s currently outstanding common shares (the “June 2012 Program”). Repurchases under the June 2012 Program will generally be made in the open market or in privately negotiated transactions not exceeding prevailing market prices, subject to regulatory considerations and market conditions, and will be funded from the Company’s cash and credit facilities. There were no repurchases under the June 2012 Program in fiscal 2012. Under the terms of the definitive merger agreement with NOV, we have agreed not to repurchase our common shares under the June 2012 Program pending consummation of the merger. The June 2012 Program will expire when we have repurchased all the authorized shares, unless terminated earlier by a Board resolution or consummation of the merger.

Credit Agreement

Our Bank Credit Agreement (the “Agreement”) provides that we may borrow, for the five-year term of the Agreement, on a revolving credit basis up to a maximum of $150.0 million at any one time. In addition, under the terms of the Agreement, we are entitled, on up to six occasions prior to the maturity of the loan, subject to the satisfaction of certain conditions, to increase the aggregate commitments under the Agreement in the aggregate principal amount of up to $150.0 million. All outstanding amounts under the Agreement are due and payable on March 16, 2016. Interest is variable based upon formulas tied to a Eurocurrency rate or an alternative base rate defined in the Agreement, at our option. Borrowings, which may also be used for general corporate purposes, are unsecured, but are guaranteed by certain of our subsidiaries. While no amounts are outstanding under the Agreement at August 31, 2012, we have $23.7 million of standby letters of credit outstanding at August 31, 2012. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement, we have $126.3 million of unused borrowing capacity.

The Agreement contains customary representations and warranties, default provisions and affirmative and negative covenants, including limitations on indebtedness, liens, asset sales, mergers and other fundamental changes involving the Company, permitted investments, sales and lease backs, cash dividends and share repurchases, and financial covenants relating to interest coverage and leverage. As of August 31, 2012, we are in compliance with these covenants.

We obtained a waiver from the lenders under the Agreement in connection with our pending merger with National Oilwell Varco, because the execution of the Merger Agreement and the merger would cause us to be in default under the Agreement.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Significant estimates made by us include the allowance for doubtful accounts, inventory valuation, deferred tax asset valuation allowance, warranty, litigation, product liability, tax contingencies, stock option valuation, goodwill and intangible valuation and retirement benefit obligations.

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

Acquisition and Disposition

On August 8, 2012, we entered into a definitive merger agreement with National Oilwell Varco in an all-cash transaction. Under the terms of the transaction, which has been approved by the Boards of Directors of both Robbins & Myers, Inc. and NOV, upon the closing of the merger, our shareholders will receive $60.00 in cash for each common share of Robbins & Myers they own. Consummation of the transaction is subject to customary closing conditions, including obtaining certain regulatory approvals, as well as approval from our shareholders.

On January 10, 2011 (“the acquisition date”), we completed our acquisition of T-3 Energy Services, Inc. (“T-3”), such that T-3 became a wholly-owned subsidiary of Robbins & Myers, Inc. The operating results of T-3 are included in our consolidated financial statements since the acquisition date within our Energy Services segment. See Note 4 – Acquisition in Item 8 of this Report. The merger was accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations”. Accordingly, we made an allocation of the purchase price at the acquisition date based upon our estimates of the fair value of the acquired assets and assumed liabilities obtained during our due diligence process and through other sources, including through tangible and intangible asset appraisals. Additionally, as required by ASC 805, all integration-related costs, including professional fees and severance, were expensed as incurred.

In fiscal 2011, we completed the sale of all the shares and equity interest in our Romaco businesses (Romaco segment). The results of our Romaco segment are reported as discontinued operations for all periods presented. See Note 5 – Discontinued Operations in Item 8 of this Report.

Goodwill and Other Intangible Assets

Goodwill is assessed on an annual basis, or more frequently as impairment indicators arise. Due to the reconfiguration of our segments in fiscal 2012, impairment tests, which involve the use of estimates related to the fair market values of the business operations with which goodwill is associated at our reporting unit level, were performed at year-end for fiscal 2012 (our annual impairment test date) using both a market approach, as well as a discounted cash flow methodology (“income approach”). The market approach determines the value of a reporting unit by deriving market multiples for reporting units based on assumptions potential market participants would use in establishing a bid price for the unit. This approach therefore assumes strategic initiatives will result in improvements in operational performance in the event of purchase, and includes the application of a discount rate based on market participant assumptions with respect to capital structure and access to capital markets. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that are discounted using a weighted-average cost of capital that reflects current and future market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period, including growth rates in sales, costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Our final estimate of fair value of reporting units is developed by a combination of the fair values determined through both the market and income approaches. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. Although our market participant assumptions and cash flow forecasts are based on assumptions that are consistent with the market environment and plans and estimates we are using to manage the underlying businesses, there is significant judgment in applying these assumptions to our valuations. The impairment testing performed by the Company at August 31, 2012 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, and, as such, no impairment existed.

Our definite-lived intangible assets are generally amortized on a straight line basis, with estimated useful lives ranging from under one year to 20 years. These assets are evaluated periodically and when events or circumstances indicate a possible inability to recover their carrying amount. When events and circumstances indicate that the carrying values of these definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of sales volume and the resulting gross profit and cash flows. If the sum of the expected undiscounted future cash flows is less than the carrying amount, we recognize an impairment loss for the amount by which the carrying amount exceeds the fair value. We use a variety of methodologies to determine the fair values of these assets including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.

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

Our Company has a Venezuelan subsidiary with net sales, operating income and total assets representing approximately one percent of our consolidated financial statement amounts for fiscal 2010, 2011 and 2012. In early January 2010, the Venezuelan government devalued its currency. Our subsidiary operated under a rate of 4.30 bolivars to the U.S. dollar, as compared with the previous rate of 2.15, and our fiscal 2010, fiscal 2011 and fiscal 2012 year-end financial statements reflected this new rate. In addition, the financial statements of our Venezuelan subsidiary were consolidated and reported under highly inflationary accounting rules under U.S. generally accepted accounting principles beginning in the second quarter of fiscal 2010, with all gains or losses from remeasurement reflected in our Consolidated Statement of Income since the second quarter of fiscal 2010.

We use permanently invested intercompany loans as a source of capital to reduce the exposure to foreign currency fluctuations in our foreign subsidiaries. These loans are treated as analogous to equity for accounting purposes. Therefore, we record foreign exchange gains or losses on these intercompany loans in accumulated other comprehensive income or loss.

Pensions

We maintain defined benefit and defined contribution pension plans that provide retirement benefits to substantially all U.S. employees and certain non-U.S. employees. Pension expense for fiscal 2012 and beyond is dependent on a number of factors including returns on plan assets and changes in plan discount rates and therefore cannot be predicted with certainty.

A significant factor in determining the amount of expense recorded for a funded pension plan is the expected long-term rate of return on plan assets. We develop the long-term rate of return assumption based on the current mix of equity and debt securities included in plan assets and on the historical returns on those types of investments, judgmentally adjusted to reflect current expectations of future returns. At August 31, 2012, the weighted average expected rate of return on plan assets was 7.3%.

In addition to the expected rate of return on plan assets, recorded pension expense includes the effects of service cost – the actuarial cost of benefits earned during a period – and interest on the plan’s liabilities to participants. These amounts are determined actuarially based on current discount rates and assumptions regarding matters such as future salary increases and mortality. Differences in actual experience in relation to these assumptions are generally not recognized immediately but rather are deferred together with asset-related gains or losses. When cumulative asset-related and liability-related gains or losses exceed the greater of 10% of total liabilities or the calculated value of plan assets, the excess is amortized and included in pension income or expense. At

August 31, 2012, the weighted average discount rate used to value plan liabilities was 3.8%. We determine our discount rate based on an actuarial yield curve applied to the payments we expect to make out of our defined benefit plans.

The Company reviews its actuarial assumptions on an annual basis and makes modifications based on current rates and trends when appropriate. Additional changes in the key assumptions discussed above would affect the amount of pension expense currently expected to be recorded for years subsequent to fiscal 2012. Specifically, a one-half percent decrease in the rate of return on assets assumption would have the effect of increasing pension expense by approximately $0.5 million. A comparable increase in this assumption would have the opposite effect. In addition, a one-half percent increase in the discount rate would decrease pension expense by $0.4 million, and a comparable decrease in the discount rate would increase expense by approximately $0.6 million.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in ASU No. 2011-05 are not affected by this standard, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. For public entities, the amendments in ASU No. 2011-05, as superseded by ASU No. 2011-12, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. These standards will be effective for us beginning in our fiscal 2013. We do not expect the adoption of these standards to have a material impact on our consolidated financial statements.

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” that gives both public and nonpublic entities the option to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This standard will be effective for us beginning in our fiscal 2014. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Contractual Obligations

Following is information regarding our long-term contractual obligations and other commitments outstanding as of August 31, 2012:

	Payments Due by Period
Long-term contractual obligations	Total	One year or less	Two to three years	Four to five years	After five years
	(In thousands)
Debt obligations	$153	$153	$—	$—	$—
Operating leases (1)	17,224	5,785	7,584	2,413	1,442

Total contractual cash obligations	$17,377	$5,938	$7,584	$2,413	$1,442

(1)	Operating leases consist primarily of building and equipment leases.

Unrecognized tax benefits in the amount of $2,674,000, including interest and penalties, have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of future payments. The only other commercial commitments outstanding were standby letters of credit of $23,704,000. Of this outstanding amount, $16,306,000 is due within a year, $7,153,000 is due within two to three years and $245,000 is due within four to five years.

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

We maintain operations in the U.S. and foreign countries. We have market risk exposure to foreign exchange rates in the normal course of our business operations. Our significant non-U.S. operations have their local currencies as their functional currency and primarily buy and sell using that same currency. The Company also operates in Venezuela, whose currency in 2010 became highly inflationary, as defined by U.S. generally accepted accounting principles, causing us to utilize the U.S. dollar as the functional currency. Sales, operating income and total assets in Venezuela represent approximately one percent of our consolidated financial statement amounts. We manage our exposure to net assets and cash flows in currencies other than U.S. dollars by minimizing our non-U.S. dollar net asset positions. Under certain conditions, we may enter into hedging transactions, primarily currency swaps, under established policies and guidelines that enable us to mitigate the potential adverse impact of foreign exchange rate risk. We do not engage in trading or other speculative activities with these transactions as established policies require that these hedging transactions relate to specific currency exposures. We currently do not have any such hedging transactions in place.

Our main foreign exchange rate exposures relate to assets, liabilities and cash flows denominated in British pounds, euros, Indian rupees, Chinese renminbi and Canadian dollars and the general economic exposure that fluctuations in these currencies could have on the U.S. dollar value of future non-U.S. cash flows. To illustrate the potential impact of changes in foreign currency exchange rates on us for fiscal 2012, the net unhedged exposures in each currency were remeasured assuming a ten percent decrease in foreign exchange rates compared with the U.S. dollar. Using this method, our EBIT for fiscal 2012 would have decreased by $4.2 million and our cash flow from operations for fiscal 2012 would have decreased by $2.4 million. This calculation assumed that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes may also affect the volume of sales or the foreign currency sales prices as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not include any effects of potential changes in sales levels or local currency prices.

At August 31, 2012, we had a nominal total debt of $0.2 million with a minimal interest rate. The estimated fair value of our debt at August 31, 2012 approximates its carrying value due to the short period until maturity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Robbins & Myers, Inc. and Subsidiaries

We have audited Robbins & Myers, Inc. and Subsidiaries’ internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Robbins & Myers, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Robbins & Myers, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Robbins & Myers, Inc. and Subsidiaries as of August 31, 2012 and 2011, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended August 31, 2012 and our report dated October 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

October 22, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Robbins & Myers, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Robbins & Myers, Inc. and Subsidiaries as of August 31, 2012 and 2011, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended August 31, 2012. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Robbins & Myers, Inc. and Subsidiaries at August 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Robbins & Myers, Inc. and Subsidiaries’ internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

October 22, 2012

CONSOLIDATED BALANCE SHEET

Robbins & Myers, Inc. and Subsidiaries

(In thousands, except share data)

	August 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$166,925	$230,606
Accounts receivable	180,047	166,511
Inventories	162,713	151,463
Other current assets	11,206	11,247
Deferred taxes	21,169	18,674

Total Current Assets	542,060	578,501
Goodwill	577,874	592,051
Other Intangible Assets	195,730	206,668
Deferred Taxes	25,200	26,344
Other Assets	12,663	13,776
Property, Plant and Equipment	169,736	165,626

	$1,523,263	$1,582,966

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$95,698	$84,761
Accrued expenses	98,299	90,159
Deferred taxes	1,020	1,094
Current portion of long-term debt	153	421

Total Current Liabilities	195,170	176,435
Long-Term Debt, Less Current Portion	—	24
Deferred Taxes	134,758	131,697
Other Long-Term Liabilities	102,056	108,391

Robbins & Myers, Inc. Shareholders' Equity:
Common stock-without par value:
Authorized shares-80,000,000
Issued shares-48,236,027 in 2012 (47,933,190 in 2011)	743,007	730,765
Treasury shares-6,055,810 in 2012 (2,047,194 in 2011)	(228,434)	(39,545)
Retained earnings	640,072	498,653
Accumulated other comprehensive loss:
Foreign currency translation	(30,549)	(6,623)
Pension liability	(47,728)	(33,312)

Total	(78,277)	(39,935)

Total Robbins & Myers, Inc. Shareholders' Equity	1,076,368	1,149,938
Noncontrolling Interest	14,911	16,481

Total Equity	1,091,279	1,166,419

	$1,523,263	$1,582,966

See Notes to Consolidated Financial Statements

CONSOLIDATED EQUITY STATEMENT

Robbins & Myers Inc. and Subsidiaries

(In thousands, except share and per share data)

	Robbins & Myers, Inc. Shareholders' Equity
	Common Shares	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at August 31, 2009	$190,097	$(39,753)	$344,530	$(25,923)	$14,160	$483,111

Net income			33,197		950	34,147
Change in foreign currency translation				(14,190)	538	(13,652)
Change in pension liability, net of tax				(9,206)		(9,206)

Comprehensive income					1,488	11,289
Dividends and other-net					(688)	(688)
Restricted stock grants-net, 110,890 shares (37,961 from Treasury)
Restricted stock expense	760					760
Cash dividend declared, $0.1675 per share			(5,529)			(5,529)
Treasury stock purchases-other, 37,670 shares		(886)				(886)
Issuance of restricted stock from Treasury stock, 37,961 shares	(1,075)	1,075				—
Stock option expense	1,051					1,051
Performance stock award expense	1,224					1,224
Proceeds from employee benefit plan share sales, 43,191 shares	1,036					1,036
Stock options exercised, 4,334 shares	50					50
Tax impact of vested restricted stock and stock options exercised	(394)					(394)

Balance at August 31, 2010	192,749	(39,564)	372,198	(49,319)	14,960	491,024

Net income			134,012		904	134,916
Change in foreign currency translation, net of divested businesses				(2,571)	1,116	(1,455)
Change in pension liability, net of tax and divested businesses				11,955		11,955

Comprehensive income					2,020	145,416
Dividends and other-net					(499)	(499)
Restricted stock grants-net, 58,003 shares (10,728 from Treasury)
Restricted stock expense	1,331					1,331
Cash dividend declared, $0.1775 per share			(7,557)			(7,557)
Treasury stock purchases-other, 12,174 shares		(442)				(442)
Issuance of restricted stock from Treasury stock, 10,728 shares	(461)	461				—
Stock option expense	1,755					1,755
Performance stock award expense	1,178					1,178
Proceeds from employee benefit plan share sales, 23,274 shares	758					758
Stock options exercised, 901,861 shares	21,029					21,029
Tax impact of vested restricted stock and stock options exercised	378					378
Merger-related T-3 options and warrants	19,693					19,693
Shares issued for T-3 merger, 11,950,870 shares	492,137					492,137
Exercise of T-3 warrants, 5,298 shares	218					218

Balance at August 31, 2011	730,765	(39,545)	498,653	(39,935)	16,481	1,166,419

Net income			150,000		991	150,991
Change in foreign currency translation				(23,926)	(2,099)	(26,025)
Change in pension liability, net of tax				(14,416)		(14,416)

Comprehensive income					(1,108)	110,550
Dividends and other-net					(462)	(462)
Restricted stock grants-net, 57,936 shares (7,194 from Treasury)
Restricted stock expense	1,668					1,668
Cash dividend declared, $0.1950 per share			(8,581)			(8,581)
Treasury stock purchases-share buyback program, 3,978,279 shares		(187,249)				(187,249)
Treasury stock purchases-other, 37,531 shares		(2,003)				(2,003)
Issuance of restricted stock from Treasury stock, 7,194 shares	(363)	363				—
Stock option expense	708					708
Performance stock award expense	706					706
Proceeds from employee benefit plan share sales, 415 shares	19					19
Stock options exercised, 251,680 shares	8,156					8,156
Tax impact of vested restricted stock and stock options exercised	1,348					1,348

Balance at August 31, 2012	$743,007	$(228,434)	$640,072	$(78,277)	$14,911	$1,091,279

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF INCOME

Robbins & Myers, Inc. and Subsidiaries

(In thousands, except per share data)

	Years ended August 31,
	2012	2011	2010
Sales	$1,034,783	$820,640	$478,193
Cost of sales	632,058	515,574	319,490

Gross profit	402,725	305,066	158,703
Selling, general and administrative expenses	181,150	156,571	109,021
Other expense	2,959	17,152	2,764

Income before interest and income taxes (EBIT)	218,616	131,343	46,918
Interest expense (income), net	102	(196)	195

Income from continuing operations before income taxes	218,514	131,539	46,723
Income tax expense	67,523	50,260	16,435

Net income from continuing operations including noncontrolling interest	150,991	81,279	30,288
Income from discontinued operations, net of tax	—	53,637	3,859

Net income including noncontrolling interest	150,991	134,916	34,147
Less: Net income attributable to noncontrolling interest	991	904	950

Net income attributable to Robbins & Myers, Inc.	$150,000	$134,012	$33,197

Net income per share from continuing operations:
Basic	$3.41	$1.96	$0.89

Diluted	$3.39	$1.94	$0.89

Net income per share:
Basic	$3.41	$3.26	$1.01

Diluted	$3.39	$3.24	$1.01

Weighted average common shares outstanding:
Basic	44,015	41,063	32,924

Diluted	44,197	41,420	33,004

See Notes to Consolidated Financial Statements

CONSOLIDATED CASH FLOW STATEMENT

Robbins & Myers, Inc. and Subsidiaries

(In thousands)

	Years Ended August 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income including noncontrolling interest	$150,991	$134,916	$34,147
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	20,896	18,277	15,029
Amortization	11,023	15,684	601
Deferred taxes	4,024	12,394	(5,003)
Stock compensation	3,082	4,264	3,035
Gain on sale of businesses	—	(53,357)	—
Gain on sale of assets	—	—	(1,022)
Changes in operating assets and liabilities:
Accounts receivable	(18,080)	(32,960)	(5,176)
Inventories	(18,350)	(14,409)	3,893
Other assets	827	2,992	3,484
Accounts payable	12,836	21	13,144
Accrued expenses and other liabilities	(6,817)	13,226	26,351

Net cash and cash equivalents provided by operating activities	160,432	101,048	88,483

INVESTING ACTIVITIES
Business acquisition, net of cash acquired	—	(90,410)	—
Proceeds from sale of businesses	—	89,247	—
Proceeds from sale of assets	—	—	2,464
Capital expenditures, net of nominal disposals	(29,464)	(28,307)	(10,611)

Net cash and cash equivalents used by investing activities	(29,464)	(29,470)	(8,147)

FINANCING ACTIVITIES
Proceeds from debt borrowings	8,616	8,409	8,022
Payments of long-term debt	(8,908)	(12,256)	(38,196)
Share buyback program	(187,249)	—	—
Net proceeds from issuance of common stock, including stock option tax impact	9,523	22,383	692
Treasury stock purchases	(2,003)	(442)	(886)
Dividends paid	(8,581)	(7,557)	(5,529)

Net cash and cash equivalents (used) provided by financing activities	(188,602)	10,537	(35,897)
Effect of exchange rate changes on cash	(6,047)	(722)	(3,395)

(Decrease) increase in cash and cash equivalents	(63,681)	81,393	41,044
Cash and cash equivalents at beginning of year	230,606	149,213	108,169

Cash and cash equivalents at end of year	$166,925	$230,606	$149,213

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Robbins & Myers, Inc. and Subsidiaries

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of Robbins & Myers, Inc. (“Company,” “Robbins & Myers,” “R&M,” “we,” “our,” or “us”) and all of its subsidiaries in which a controlling interest is maintained. Controlling interest is determined by majority ownership interest and the absence of substantive third-party participation rights. For those consolidated subsidiaries where our ownership is less than 100%, the other shareholders’ interests are shown as Noncontrolling Interest. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Goodwill and Other Intangible Assets

Goodwill is the excess of the purchase price paid over the value of net assets of businesses acquired. Goodwill is not amortized, but has been assessed for impairment on an annual basis, or more frequently as impairment indicators arise, using a fair market value approach, at the reporting unit level. We recognize an impairment charge for any amount by which the carrying amount of goodwill exceeds its fair value. Impairment tests are performed each year based on August 31 financial information. Other definite-lived intangible assets are evaluated periodically and when events or circumstances indicate a possible inability to recover their carrying amount. No indicators of impairment were identified in the year ended August 31, 2012 and 2011, respectively. Losses, if any, resulting from impairment tests are reflected in income before interest and income taxes in our Consolidated Statement of Income.

Amortization of other definite-lived intangible assets is generally calculated on the straight-line basis using the following lives:

Technology	15 years
Patents, trademarks and tradenames	14 to 20 years
Customer relationships	10 to 20 years
Non-compete agreements	3 to 5 years
Financing costs	3 to 5 years
Backlog	up to 1 year
Other	up to 20 years

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation expense is recorded over the estimated useful life of the asset on the straight-line method using the following lives:

Buildings	45 years
Machinery and equipment	2 to 15 years

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

Our Company has a Venezuelan subsidiary with net sales, operating income and total assets representing approximately one percent of our consolidated financial statement amounts for fiscal 2010, 2011 and 2012. In early January 2010, the Venezuelan government devalued its currency. Our subsidiary operated under a rate of 4.30 bolivars to the U.S. dollar, as compared with the previous rate of 2.15, and our fiscal 2011 and fiscal 2012 year-end financial statements reflected this new rate. In addition, the financial statements of our Venezuelan subsidiary were consolidated and reported under highly inflationary accounting rules under U.S. GAAP beginning in the second quarter of fiscal 2010, with all gains or losses from remeasurement reflected in our Consolidated Statement of Income since the second quarter of fiscal 2010.

Acquisition and Disposition

On January 10, 2011 (“the acquisition date”), we completed our acquisition of T-3 Energy Services, Inc. (“T-3”), such that T-3 became a wholly-owned subsidiary of Robbins & Myers, Inc. The operating results of T-3 are included in our consolidated financial statements since the acquisition date within our Energy Services segment. See Note 4 – Acquisition. The merger was accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations” (“ASC 805”). Accordingly, we made an allocation of the purchase price at the acquisition date based upon our estimates of the fair value of the acquired assets and assumed liabilities obtained during our due diligence process and through other sources, including through tangible and intangible asset appraisals. Additionally, as required by ASC 805, all integration-related costs, including professional fees and severance, were expensed as incurred. See Note 4 – Acquisition.

In fiscal 2011, we completed the sale of all the shares and equity interest in our Romaco businesses (Romaco segment). The results of our Romaco segment are reported as discontinued operations for all periods presented. See Note 5 – Discontinued Operations.

Product Warranties

Warranty obligations are contingent upon product failure rates, material required for the repairs and service and delivery costs. We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.

Changes in our product warranty liability related to our continuing operations during the year are as follows:

	2012	2011
	(In thousands)
Balance at beginning of the fiscal year	$6,853	$5,729
Warranty expense	3,089	3,063
Warranty accrual related to T-3 acquisition	—	370
Deductions/payments	(3,528)	(2,389)
Impact of exchange rate changes	(94)	80

Balance at end of the fiscal year	$6,320	$6,853

Consolidated Statement of Income

Research and development costs are expensed as incurred and recorded in selling, general and administrative expenses. Research and development costs in fiscal 2012, 2011 and 2010 were $6,993,000, $5,932,000 and $4,844,000, respectively. These amounts do not include engineering development costs incurred in conjunction with fulfilling custom customer orders and executing customer projects. Shipping and handling costs are included in cost of sales. Advertising costs are expensed as incurred.

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

Generally, our policy is to provide U.S. income taxes on non-U.S. income when remitted to the U.S. We have not provided deferred taxes on the undistributed earnings of international subsidiaries because the earnings are deemed permanently reinvested. Accordingly, the Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes”, (now known as ASC 740-30) exception will apply to the international subsidiaries accumulated earnings and profits, which aggregated $78,287,000 and $67,287,000 at August 31, 2012 and 2011, respectively.

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

Fair Value of Financial Instruments

The following methods and assumptions were used by us in estimating the fair value of financial instruments:

Cash and cash equivalents – The amounts reported approximate fair value.

Long-term debt – The fair value of our debt (classified as Level 2) was $153,000 and $445,000 at August 31, 2012 and 2011, respectively. These amounts are based on the terms, interest rates and maturities currently available to us for similar debt instruments.

Accounts receivable, accounts payable, and accrued expenses – The amounts reported approximate fair value due to their short-term commercial nature.

Common Stock Plans

We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. Under the plan, stock option prices per share may not be less than the fair market value per share as of the date of grant. Outstanding grants generally become exercisable over a three to four year period. Replacement grants issued related to the T-3 merger were deemed vested on the acquisition date per the terms of the merger agreement.

The fair value of each stock option grant in fiscal years 2012, 2011 and 2010 was estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following weighted average assumptions. The table below for fiscal 2011 includes replacement options issued in connection with the T-3 merger.

	2012		2011		2010
Expected volatility of common stock	45.41%		49.39%		45.60%
Risk free interest rate	2.53		2.62		3.25
Dividend yield	0.49		0.41		0.70
Expected life of option	5.26	Yrs.	3.7	Yrs.	7.0	Yrs.
Fair value at grant date	$15.95		$22.19		$10.66

Assumptions utilized in the model are evaluated when awards are granted. The expected volatility of our common shares is estimated based upon the historical volatility of our common share price. The risk-free interest rate is based on the U.S. Treasury security yields at the time of the grant for a security with a maturity term equal to or approximating the expected term of the underlying award. The dividend yield is determined by using a blend of historical dividend yield information and expected future trends. The expected life of the option grants represents the period of time options are expected to be outstanding and is based on the contractual term of the grant, vesting schedule and past exercise behavior. We recognize compensation cost on a straight-line basis over the requisite service period for the entire award.

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” that gives both public and nonpublic entities the option to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This standard will be effective for us beginning in our fiscal 2014. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications did not have a material impact on our consolidated financial statements. See Note 9 for additional information.

NOTE 2—BALANCE SHEET INFORMATION

	2012	2011
	(In thousands)
Accounts receivable
Allowances for doubtful accounts	$5,847	$4,435

Inventories
FIFO:
Finished products	$87,134	$74,994
Work in process	54,604	53,941
Raw materials	38,464	37,993

	180,202	166,928
LIFO reserve, U.S. inventories	(17,489)	(15,465)

	$162,713	$151,463

Inventories at FIFO	$128,293	$121,625

Property, plant and equipment
Land	$10,670	$11,593
Buildings	87,237	83,075
Machinery and equipment	317,739	307,828

	415,646	402,496
Less accumulated depreciation	(245,910)	(236,870)

	$169,736	$165,626

Accrued expenses
Employee compensation and payroll taxes	$23,232	$24,708
Customer advances	25,797	23,684
Pension benefits	2,777	3,045
U.S. other postretirement benefits	1,468	1,595
Warranty costs	6,320	6,853
Accrued restructuring	—	1,074
Income taxes	9,250	4,923
Commissions	4,459	3,967
Other	24,996	20,310

	$98,299	$90,159

Other long-term liabilities
German pension liability	$48,955	$45,486
U.S. pension liability	13,104	25,361
U.S. other postretirement benefits	25,275	23,458
U.K. pension liability	5,631	2,833
Other	9,091	11,253

	$102,056	$108,391

NOTE 3—AGREEMENT AND PLAN OF MERGER

On August 8, 2012, Robbins & Myers, Inc. (“Robbins & Myers”), and National Oilwell Varco, Inc., a Delaware corporation (“NOV”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Robbins & Myers will merge with an affiliate of NOV, with Robbins & Myers surviving as a wholly-owned subsidiary of NOV (the “Merger”). The Merger Agreement has been unanimously approved by the Boards of Directors of both Robbins & Myers and NOV.

NOV, headquartered in Houston, Texas, is a worldwide leader in the design, manufacture and sale of equipment and components used in oil and gas drilling and production operations, the provision of oilfield services, and supply chain integration services to the upstream oil and gas industry.

Under the Merger Agreement, upon closing of the transaction, our shareholders will receive $60.00 in cash for each common share of Robbins & Myers they own. The per share closing price of our common shares on August 8, 2012 was $46.80.

Each outstanding option to purchase Robbins & Myers common shares and each outstanding restricted common share, restricted share unit, and performance share of Robbins & Myers, whether vested or unvested, will be deemed to be fully vested at the effective time of the Merger and will be automatically converted into the right to receive $60.00 in cash (less the exercise price in the case of options).

The Merger Agreement contains certain termination rights for both NOV and Robbins & Myers. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay NOV a termination fee of $75 million.

The consummation of the proposed Merger is conditioned upon customary closing conditions, including, among others: (1) approval of the holders of at least two-thirds of our outstanding common shares; (2) the absence of any injunction, law or order prohibiting the Merger; (3) regulatory approvals, including expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (4) in the case of NOV, the absence of any material adverse effect on Robbins & Myers; and (5) in the case of NOV, that the holders of not more than 5% of our outstanding common shares exercise dissenters’ rights under Ohio law.

For additional information about the Merger, please see our Current Report on Form 8-K, filed with the SEC on August 9, 2012, and the Merger Agreement, which is attached as Exhibit 1.1 thereto.

NOTE 4—ACQUISITION

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

We have finalized our valuations of acquired assets, liabilities and contingencies with all measurement period adjustments related to the acquisition being made in the year ended August 31, 2011.

The following table summarizes the fair values of the assets acquired and liabilities assumed as part of the acquisition, at the acquisition date (in thousands):

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

2011
(In thousands, except per share data)
Net sales from continuing operations:
As reported	$820,640
Pro forma	899,088

Net income attributable to Robbins & Myers, Inc. from continuing operations:
As reported	$80,375
Pro forma	85,381

Basic net income per share from continuing operations:
As reported	$1.96
Pro forma	1.88

Diluted net income per share from continuing operations:
As reported	$1.94
Pro forma	1.86

Fiscal 2011 pro forma period reflects the expense due to the inventory write-up values and amortization of backlog of $16.7 million ($10.8 million after tax and $0.24 per share based on the Company’s marginal tax rate) which had lives of three months or less. Therefore, these assets were fully amortized in the first three months of fiscal 2011.

NOTE 5—DISCONTINUED OPERATIONS

During the third quarter of fiscal 2011, we entered into an agreement to divest our Romaco businesses (Romaco segment) which design, manufacture and market packaging and secondary processing equipment for the pharmaceutical, healthcare, nutraceutical, food and cosmetic industries. This divestiture was part of the Company’s portfolio management process and operating strategy to simplify the business and improve profit profile, and to focus on growing the Company around core competencies. On April 29, 2011, we completed the sale of all the shares and equity interest in our Romaco businesses for a consideration of approximately €64 million (approximately $95 million at the time of closing), which included €61 million in cash and €3 million of liabilities assumed. In fiscal 2011, income from discontinued operations, net of income taxes, was approximately $53.6 million. The gain on disposal included the realization of amounts in accumulated other comprehensive income or loss of $13.8 million, which includes $16.2 million related to realized foreign currency gain and $2.4 million realized loss related to pension liability, net of tax. For tax purposes, the gain on disposal of the Romaco segment was minimal. The results of operations for our Romaco segment are reported as discontinued operations for fiscal 2011 and fiscal 2010 and are summarized as follows:

	2011	2010
	(In thousands, except per share data)
Net sales	$71,966	$106,501

Net income per share from discontinued operations:
Basic	$1.30	$0.12

Diluted	$1.30	$0.12

Income from operations of divested businesses	$537	$3,960
Gain on disposal of businesses	53,357	—
Income tax (expense)	(257)	(101)

Income from discontinued operations, net of income taxes	$53,637	$3,859

There were no assets or liabilities attributable to discontinued operations at the end of fiscal 2012 and 2011.

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

NOTE 6—FAIR VALUE MEASUREMENTS

Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where the Company’s assets and liabilities are required to be carried at fair values and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There were no transfers among fair value hierarchies for any assets or liabilities during the current fiscal year.

A summary of the financial assets that are carried at fair value measured on a recurring basis as of August 31, 2012 and 2011 is as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
August 31, 2012:

Cash and cash equivalents (1)	$166,925	—	—

August 31, 2011:

Cash and cash equivalents (1)	$230,606	—	—

(1)	Our cash and cash equivalents primarily consist of cash in banks, commercial paper and overnight investments in highly rated financial institutions.

Non-Financial Assets and Liabilities at Fair value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At August 31, 2012, no fair value adjustments or fair value measurements were required for non-financial assets or liabilities.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. The fair values of short-term debt (classified as Level 2) as well as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their carrying values because of the short-term nature of these instruments.

NOTE 7—STATEMENT OF INCOME INFORMATION

Unless otherwise noted, the costs mentioned below in this note were included on the “Other expense” line of our Consolidated Statement of Income in the period indicated.

	2012	2011	2010
	(In thousands)
Corporate NOV merger-related costs	$2,959	$—	$—
Energy Services segment T-3 merger-related costs:
Employee termination costs	—	3,022	—
Backlog amortization	—	7,234	—
Inventory write-up values expensed in cost of sales	—	9,499	—
Process & Flow Control segment restructuring costs	—	1,012	2,764
Corporate T-3 merger-related costs:
Professional fees and accelerated equity compensation	—	5,884	—

Total merger-related and restructuring costs	2,959	26,651	2,764
Less inventory write-up values expensed in cost of sales	—	(9,499)	—

Total costs	$2,959	$17,152	$2,764

In fiscal 2012, Corporate incurred merger-related costs of $2,959,000 in connection with its proposed merger with NOV, for legal, advisory and professional fees associated with the transaction.

In fiscal 2011, we incurred T-3 merger-related costs in our Energy Services segment of $19,755,000 related to employee termination, backlog amortization and inventory write-up values expense. In addition, Corporate incurred merger-related costs of $5,884,000 related to professional fees and accelerated equity compensation.

In fiscal 2011 and fiscal 2010, we incurred restructuring costs of $1,012,000 and $2,764,000, respectively, related to employee termination benefits at our German facility in our Process & Flow Control segment. These costs were accrued in the last quarter of each respective year, with payments made in the following year.

Minimum lease payments

Future minimum payments, by year and in the aggregate, under non-cancellable operating leases with initial or remaining terms of one year or more consisted of the following at August 31, 2012:

(In thousands)
2013	$5,785
2014	4,663
2015	2,921
2016	1,670
2017	743
Thereafter	1,442

$17,224

Rental expense for all operating leases in 2012, 2011 and 2010 was approximately $7,745,000, $6,958,000 and $4,889,000, respectively. Operating leases consist primarily of building and equipment leases.

NOTE 8—CASH FLOW STATEMENT INFORMATION

In fiscal 2012, we recorded the following non-cash investing and financing transactions: $2,388,000 increase in deferred tax assets, $16,804,000 increase in other long-term retirement liabilities, and $14,416,000 increase in accumulated other comprehensive income or loss related to the retirement liabilities.

In fiscal 2011, we recorded the following non-cash investing and financing transactions: $7,065,000 decrease in deferred tax assets, $16,605,000 decrease in other long-term retirement liabilities, and $9,540,000 decrease in accumulated other comprehensive income or loss related to the retirement liabilities. In addition, we issued $512,100,000 in our common shares and other equity instruments in the T-3 acquisition, see Note 4.

In fiscal 2010, we recorded the following non-cash investing and financing transactions: $4,246,000 increase in deferred tax assets, $13,452,000 increase in other long-term retirement liabilities, and $9,206,000 increase in accumulated other comprehensive income or loss related to the retirement liabilities.

Supplemental cash flow information consisted of the following:

	2012	2011	2010
	(In thousands)
Interest paid	$826	$541	$2,089
Income taxes paid, net of refunds	62,385	37,873	10,577

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

Beginning with the first quarter of fiscal year 2012, we changed the composition of our reportable segments to reflect organizational, management and operational changes implemented in the first quarter of fiscal 2012. The Company now reports results in two business segments consisting of Energy Services and Process & Flow Control. The Company previously reported its operations under the Fluid Management segment and the Process Solutions segment. The information below for goodwill reflects this new segmentation change. Changes in the carrying amount of goodwill by reportable segment are as follows:

	Energy Services Segment	Process & Flow Control Segment	Total
	(In thousands)
Balance as of August 31, 2010	$89,948	$159,793	$249,741
Goodwill related to T-3 acquisition	330,377	—	330,377
Translation adjustments	2,192	9,741	11,933

Balance as of August 31, 2011	422,517	169,534	592,051
Translation adjustments	(772)	(13,405)	(14,177)

Balance as of August 31, 2012	$421,745	$156,129	$577,874

Goodwill arises from the excess of the purchase price for acquired businesses over the fair value of net identifiable assets acquired.

Information regarding our other intangible assets is as follows:

	2012			2011
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Customer relationships	$156,414	$13,306	$143,108	$156,500	$4,774	$151,726
Technology	32,582	3,580	29,002	32,600	1,347	31,253
Patents, trademarks and tradenames	31,076	9,737	21,339	30,646	9,644	21,002
Non-compete agreements	8,801	7,764	1,037	8,822	7,544	1,278
Financing costs	9,630	9,340	290	9,652	9,172	480
Other	13,640	12,686	954	13,552	12,623	929

	$252,143	$56,413	$195,730	$251,772	$45,104	$206,668

The weighted average life over which our intangible assets will be amortized is approximately 17 years. The amortization expense for fiscal 2012 and fiscal 2011 was $11.0 million and $15.7 million, respectively. We estimate that the amortization expense will be approximately $11.0 million for each of the next five years beginning fiscal 2013. The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from the estimated amounts due to changes in foreign currency exchange rates, impairment of intangible assets, intangible asset additions, accelerated amortization of intangible assets, acquisition and divestiture activities and other factors.

NOTE 10—LONG-TERM DEBT

	2012	2011
	(In thousands)
Revolving credit loan	$—	$—
Other	153	445

Total debt	153	445
Less current portion	(153)	(421)

Long-term debt	$—	$24

Our Bank Credit Agreement (the “Agreement”) provides that we may borrow, for the five-year term of the Agreement, on a revolving credit basis up to a maximum of $150.0 million at any one time. In addition, under the terms of the Agreement, we are entitled, on up to six occasions prior to the maturity of the loan, subject to the satisfaction of certain conditions, to increase the aggregate commitments under the Agreement in the aggregate principal amount of up to $150.0 million. All outstanding amounts under the Agreement are due and payable on March 16, 2016. Interest is variable based upon formulas tied to a Eurocurrency rate or an alternative base rate defined in the Agreement, at our option. Borrowings, which may also be used for general corporate purposes, are unsecured, but are guaranteed by certain of our subsidiaries. While no amounts are outstanding under the Agreement at August 31, 2012, we have $23.7 million of standby letters of credit outstanding at August 31, 2012. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement, we have $126.3 million of unused borrowing capacity.

The Agreement contains customary representations and warranties, default provisions and affirmative and negative covenants, including limitations on indebtedness, liens, asset sales, mergers and other fundamental changes involving the Company, permitted investments, sales and lease backs, cash dividends and share repurchases, and financial covenants relating to interest coverage and leverage. As of August 31, 2012, we are in compliance with these covenants.

We obtained a waiver from the lenders under the Agreement in connection with our pending merger with National Oilwell Varco, because the execution of the Merger Agreement and the merger would cause us to be in default under the Agreement.

Our other debt consisted primarily of unsecured non-U.S. loans with a minimal interest rate.

Aggregate principal payments of long-term debt, for the five years subsequent to August 31, 2012, are as follows:

(In thousands)
2013	$153
2014	—
2015	—
2016	—
2017 and thereafter	—

Total	$153

NOTE 11—RETIREMENT BENEFITS

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

We entered into a new labor agreement at one of our U.S. facilities in fiscal 2011. As a result, we incurred curtailment expense of approximately $1.2 million in fiscal 2011. Curtailment of the pension plan is expected to reduce pension costs in future years.

In addition to pension benefits, we provide health care and life insurance benefits for certain of our retired U.S. employees. Our policy is to fund the cost of these benefits as claims are paid.

Pension and other post-retirement plan costs are as follows:

	Pension Benefits
	2012	2011	2010
	(In thousands)
Service cost	$1,282	$1,365	$1,902
Interest cost	8,058	7,966	8,535
Expected return on plan assets	(7,525)	(6,325)	(5,814)
Settlement/curtailment cost	—	1,203	988
Amortization of prior service cost	175	235	723
Recognized net actuarial losses	3,040	4,101	3,210

Net periodic benefit cost	$5,030	$8,545	$9,544

Defined contribution cost	$4,435	$3,675	$2,570

	Other Benefits
	2012	2011	2010
	(In thousands)
Service cost	$495	$487	$431
Interest cost	1,136	1,158	1,328
Net amortization	654	1,046	814

Net periodic benefit cost	$2,285	$2,691	$2,573

Fiscal 2012 and fiscal 2011 defined contribution cost includes approximately $749,000 and $420,000, respectively, related to T-3.

The estimated net actuarial loss and prior service cost for our defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during fiscal 2013 are $4,027,000 and $71,000, respectively.

The estimated net actuarial loss and prior service cost for our other post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost during fiscal 2013 are $613,000 and $202,000, respectively.

The benefit obligation, funded status and amounts recorded in the Consolidated Balance Sheet at August 31, are as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(In thousands)
Change in benefit obligation:
Beginning of year	$174,716	$170,043	$25,053	$27,193
Service cost	1,268	1,719	495	487
Interest cost	7,999	8,082	1,136	1,158
Participant contributions	200	49	—	—
Currency exchange rate impact	(7,049)	8,026	—	—
Actuarial losses (gains)	22,273	(2,782)	1,564	(2,430)
Benefit payments	(9,988)	(10,421)	(1,505)	(1,355)

End of year	$189,419	$174,716	$26,743	$25,053

Change in plan assets:
Beginning of year	$97,991	$81,627	$—	$—
Currency exchange rate impact	(820)	1,603	—	—
Actual return	10,955	11,326	—	—
Company contributions	20,614	13,807	1,505	1,355
Participant contributions	200	49	—	—
Benefit payments	(9,988)	(10,421)	(1,505)	(1,355)

End of year	$118,952	$97,991	$—	$—

Funded status	$(70,467)	$(76,725)	$(26,743)	$(25,053)

Accrued benefit cost	$(70,467)	$(76,725)	$(26,743)	$(25,053)

Recorded as follows:
Accrued expenses	$(2,777)	$(3,045)	$(1,468)	$(1,595)
Other long-term liabilities	(67,690)	(73,680)	(25,275)	(23,458)

	(70,467)	(76,725)	(26,743)	(25,053)
Accumulated other comprehensive loss	59,123	43,312	8,264	7,354

	$(11,344)	$(33,413)	$(18,479)	$(17,699)

Deferred taxes on accumulated other comprehensive loss	$(16,519)	$(14,559)	$(3,140)	$(2,795)

Accumulated other comprehensive loss at August 31:
Net actuarial losses	$59,322	$43,322	$7,859	$6,744
Prior service (credit) cost	(199)	(10)	405	610
Deferred taxes	(16,519)	(14,559)	(3,140)	(2,795)

Net accumulated other comprehensive loss at August 31	$42,604	$28,753	$5,124	$4,559

Pension plans with accumulated (“ABO”) and projected (“PBO”) benefit obligations in excess of plan assets:

	2012	2011
	(In thousands)
Accumulated benefit obligation	$179,858	$166,600
Projected benefit obligation	183,714	169,552
Plan assets	113,153	92,489

In 2012 and 2011, $47,609,000 and $45,367,000, respectively, of the unfunded ABO and $51,465,000 and $48,318,000, respectively, of the unfunded PBO related to our pension plan for a German operation. Pre-funding of pension obligations is not required in Germany.

The weighted allocations of pension plan assets at August 31, 2012 and 2011 are shown in the following table.

	2012	2011
Equity securities	65%	64%
Debt securities	31	34
Cash and cash equivalents	4	2

	100%	100%

At August 31, 2012, our target allocation percentages for plan assets were approximately 65% equity securities and 35% debt securities. The targets may be adjusted periodically to reflect current market conditions and trends as well as inflation levels, interest rates and the trend thereof, and economic and monetary policy. The objectives underlying this allocation are to achieve a long-term rate of return of 5.75% above inflation and to manage the plan assets so that they are sufficient to meet the plans’ future obligations while maintaining adequate liquidity to meet current benefit payments and operating expenses. The actual amount for which these obligations will be settled depends on future events, including life expectancy of plan participants and salary inflation. Equity securities can include, but are not limited to, broadly diversified international and domestic equities. At August 31, 2012 and 2011, pension assets included 100,000 of our common shares. Debt securities include, but are not limited to, international and domestic direct bond investments. The assets are managed by professional investment firms and performance is evaluated against specific benchmarks.

We will use a weighted average long-term rate of return on pension plan assets of approximately 7.3% in fiscal 2013. Expected rates of return are developed based on the target allocation of debt and equity securities and on the historical returns on these types of investments judgmentally adjusted to reflect current expectations based on historical experience of the plan’s investment managers. In evaluating future returns on equity securities, the existing portfolio is stratified to separately consider large and small capitalization investments as well as international and other types of securities.

We expect to make future benefit payments from our benefit plans as follows:

	Pension Benefits	Other Benefits
	(In thousands)
2013	$11,400	$1,500
2014	11,100	1,600
2015	11,000	1,700
2016	10,900	1,800
2017	10,600	1,900
2018-2022	51,400	10,000

The Company intends to make such contributions as are required to maintain the plan assets on a sound actuarial basis, in such amounts and at such times as determined by the Company in accordance with the funding policy established by management and consistent with plans’ objectives. The Company anticipates contributing $3,200,000 to its pension benefit plans in fiscal 2013.

The actuarial weighted average assumptions used to determine plan liabilities at August 31, are as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Weighted average assumptions:
Discount rate	3.80%	5.00%	3.90%	4.80%
Expected return on plan assets	7.30	7.20	N/A	N/A
Rate of compensation increase	2.40	2.80	N/A	N/A
Health care cost increase	N/A	N/A	8.0 –5.0%	8.5 – 5.0%
Health care cost grading period	N/A	N/A	6 years	7 years

The actuarial weighted average assumptions used to determine plan costs are as follows (measurement date September 1):

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate	5.00%	4.70%	4.80%	4.50%
Expected return on plan assets	7.20	7.40	N/A	N/A
Rate of compensation increase	2.80	2.90	N/A	N/A
Health care cost increase	N/A	N/A	8.5 – 5.0%	8.0 – 5.0%
Health care cost grading period	N/A	N/A	7 years	6 years

The assumed health care trend rate has a significant effect on the amounts reported for health care benefits. A one-percentage point change in assumed health care rate would have the following effects:

	Increase	Decrease
	(In thousands)
Service and interest cost	$197	$(186)
Postretirement benefit obligation	1,080	(959)

Pursuant to ASC 820, the Company is required to categorize pension plan assets based on the following fair value hierarchy:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets.

•	Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset through corroboration with observable market data.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The following table summarizes the bases used to measure financial assets of the pension plans at their fair market value on a recurring basis as of August 31, 2012:

	August 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$4,963	$4,963	$—	$—
U.S. Government and U.S. Agency Obligations (1)	11,155	11,155	—	—
Common Stocks (1)	8,445	8,445	—	—
Foreign Stocks (1)	7,867	7,867	—	—
Common Trust Funds and Mutual Funds (1)	70,025	70,025	—	—
Corporate Obligations (2)	14,342	—	14,342	—
Foreign Obligations (2)	2,155	—	2,155	—

Total	$118,952	$102,455	$16,497	$—

The following table summarizes the bases used to measure financial assets of the pension plans at their fair market value on a recurring basis as of August 31, 2011:

	August 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Cash	$3,034	$3,034	$—	$—
U.S. Government and U.S. Agency Obligations (1)	10,481	10,481	—	—
Common Stocks (1)	6,401	6,401	—	—
Foreign Stocks (1)	6,753	6,753	—	—
Common Trust Funds and Mutual Funds (1)	58,539	58,539	—	—
Corporate Obligations (2)	11,620	—	11,620	—
Foreign Obligations (2)	1,163	—	1,163	—

Total	$97,991	$85,208	$12,783	$—

(1)	U.S. Government and U.S. Agency Obligations, Common and Foreign Stocks and Common Trust and Mutual Funds are valued at the closing price reported on the active market on which the individual securities are traded.
(2)	Corporate and Foreign Obligations are estimated using recent transactions, broker quotations and/or bond spread information.

There have been no changes in the methodologies used during fiscal 2012 and 2011.

NOTE 12—INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

	2012	2011
	(In thousands)
Deferred tax assets and liabilities
Assets:
Postretirement obligations	$18,803	$21,057
Net operating loss carryforwards	19,962	20,633
Tax credit carryforward	7,841	9,279
Other accruals	8,480	5,737
Inventory allowances	10,485	10,961
Warranty reserve	1,990	2,252
Research and development costs	572	900
Goodwill and purchased assets basis differences	—	906
Other items	6,232	6,259

	74,365	77,984
Less valuation allowances	(19,190)	(20,759)

	55,175	57,225

Liabilities:
Other accruals	1,020	1,094
Fixed asset basis differences	27,308	21,896
Goodwill and purchased assets basis differences	116,100	120,086
Other items	156	1,922

	144,584	144,998

Net deferred tax liability	$(89,409)	$(87,773)

The tax credit carryforwards, which primarily relate to foreign tax credits, begin to expire in fiscal 2019. The primary components of the net operating loss carryforwards exist in the U.S. ($8,484,000), Germany ($26,918,000 for income tax and $30,527,000 for trade tax), Italy ($4,382,000), Venezuela ($3,692,000), Argentina ($3,681,000) and the Netherlands ($6,921,000). There are no expiration dates on the net operating loss carryforwards in Germany. The net operating loss carryforwards in the U.S. begin to expire in fiscal 2021 and in Italy, the Netherlands, Venezuela and Argentina begin to expire in fiscal 2013. These expiration dates, as well as our ability to generate future taxable income to utilize these carryforwards, have been considered in determining our valuation allowances.

Expense

	2012	2011	2010
	(In thousands)
Current tax expense:
U.S. federal	$51,865	$25,951	$16,413
Non-U.S.	9,662	8,817	4,326
U.S. state	2,103	1,081	1,365

	63,630	35,849	22,104
Deferred tax expense (benefit):
U.S. federal	4,129	9,657	(3,487)
Non-U.S.	(348)	4,925	(1,920)
U.S. state	112	(171)	(262)

	3,893	14,411	(5,669)

	$67,523	$50,260	$16,435

Tax expense included in noncontrolling interest	$510	$397	$554

Non-U.S. pretax income (loss)	$39,080	$24,000	$(5,530)

The following is a reconciliation of the effective income tax rate with the U.S. federal statutory income tax rate:

	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
Impact of state taxes	1.1	1.1	2.1
Impact of change in valuation allowances on non-U.S. losses	0.6	6.7	6.2
Impact on U.S. taxes from repatriation of foreign earnings	(0.5)	0.2	(9.4)
Extraterritorial income deduction/Section 199	(2.3)	(2.1)	(2.4)
Impact from permanent items	—	—	2.9
Non-U.S. tax lower than U.S. tax rates	(1.6)	(1.8)	—
Tax contingencies	(1.2)	0.3	(0.8)
Other items - net	(0.2)	(1.2)	1.6

Effective income tax rate	30.9%	38.2%	35.2%

The impact of change in valuation allowances on non-U.S. losses primarily relate to certain of our entities in Germany, Italy, Venezuela, Argentina and the Netherlands.

A reconciliation of the change in unrecognized tax benefits, excluding interest and penalties, is as follows:

	2012	2011
	(In thousands)
Balance at beginning of the year	$4,638	$3,571
Increase related to T-3 acquisition	—	725
(Decreases)/increases for current year tax positions	(204)	377
Decreases related to settlements	(1,890)	—
Decreases related to statute lapses	(70)	(105)
(Decreases)/increases related to exchange rate changes	(216)	70

Balance at end of the year	$2,258	$4,638

All of the balance of unrecognized tax benefits at August 31, 2012 of $2,674,000 including interest and penalties, would, if recognized, affect the effective tax rate. The balance of unrecognized tax benefits at August 31, 2011 was $5,596,000, including interest and penalties. During fiscal 2012, the Company received notification from various taxing authorities, that the previously accrued unrecognized tax positions have been settled, thus triggering current period derecognition of tax positions.

To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and classified as a component of income tax expense in the financial statements. Accrued interest and penalties are included in the related tax liability in the Consolidated Balance Sheet. The Company made an immaterial payment of interest and penalties in fiscal 2012 related to the settlement of a tax audit in Italy, and as of August 31, 2012, has recognized a liability for interest and penalties of $416,000. The Company had recognized a liability for interest and penalties of $958,000 at August 31, 2011.

The Company does not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.

The Company is subject to income tax in numerous jurisdictions where it operates, including in the United States, Canada, Germany, India, People’s Republic of China, Italy, Switzerland, the United Kingdom and the Netherlands. The Company is open to examination in the United States from the tax year ended 2009 to present. During fiscal 2012, the Company settled all open T-3 federal tax years from 2008 to 2011. The Company’s non-U.S. locations are open to examination as far back as tax years ended 2004 to present.

NOTE 13—COMMON STOCK

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

As part of the T-3 merger consideration, in fiscal 2011, we issued approximately 1.0 million fully vested stock options to replace T-3 grants for pre-merger services. These options retained their respective original pre-merger options’ contractual term.

Summaries of amounts issued under the stock option plans are presented in the following tables.

Stock option activity

	Stock Options	Weighted- Average Option Price Per Share
Outstanding at August 31, 2009	552,342	$17.77
Granted	150,140	22.33
Exercised	(4,334)	11.48
Canceled	(33,356)	23.75

Outstanding at August 31, 2010	664,792	18.54
Granted	1,075,525	29.35
Exercised	(901,861)	23.32
Canceled	(33,415)	36.12

Outstanding at August 31, 2011	805,041	26.90
Granted	80,784	39.55
Exercised	(251,680)	32.41
Canceled	(18,599)	33.92

Outstanding at August 31, 2012	615,546	$26.10

As part of the T-3 merger consideration, in fiscal 2011, we issued approximately 1.0 million stock options to replace T-3 grants for pre-merger services.

Exercisable stock options at year-end
2010	387,157
2011	701,605
2012	475,614

Shares available for grant at year-end
2010	1,287,369
2011	1,107,398
2012	970,271

Components of outstanding stock options at August 31, 2012

Range of Exercise Price	Number Outstanding	Weighted- Average Contract Life in Years	Weighted- Average Exercise Price	Intrinsic Value (In thousands)
$ 7.69 – 22.33	298,720	4.94	$17.43	$12,661
26.19 – 50.07	316,826	7.07	34.26	8,098

$ 7.69 – 50.07	615,546	6.04	$26.10	$20,759

Components of exercisable stock options at August 31, 2012

Range of Exercise Price	Number Exercisable	Weighted- Average Contract Life in Years	Weighted- Average Exercise Price	Intrinsic Value (In thousands)
$ 7.69 – 22.33	298,720	4.94	$17.43	$12,661
26.19 – 43.57	176,894	5.66	32.77	4,785

$ 7.69 – 43.57	475,614	5.21	$23.14	$17,446

The total intrinsic value of options exercised during fiscal 2012, 2011, and 2010 was $6,899,000, $22,306,000 and $52,800, respectively.

Under our fiscal 2010, 2011 and 2012 long-term incentive stock plans, each a subplan under our 2004 Stock Incentive Plan As Amended, selected participants were granted target performance share awards. The ultimate performance shares earned under the plans range from 0% to 200% of the target award based on earnings per share and return on net assets. Under the fiscal 2010 and 2011 subplans, performance shares are earned at the end of one year but are only issued as common shares to the participant if the participant continues in our employment for two more years. Under the fiscal 2012 subplan, performance shares are earned based on three one-year performance cycles, but are issued as common shares to the participant if the participant continues in our employment through the end of our fiscal 2014.

For the performance period ended August 31, 2012, a value of $759,000 performance shares were earned ($1,698,000 and $927,000 in fiscal 2011 and fiscal 2010, respectively).

As of August 31, 2012 we had $4,381,000 of compensation expense not yet recognized related to nonvested stock awards. The weighted-average period that this compensation cost will be recognized is 1.9 years.

Total after tax compensation expense included in net income for all stock based awards was $1,911,000, $2,644,000 and $1,882,000 for fiscal years 2012, 2011 and 2010, respectively. The fiscal 2011 stock compensation expense includes $2,030,000 of pre-tax expense which resulted from accelerated vesting of certain stock awards upon the acquisition of T-3 in the second quarter of fiscal 2011, pursuant to the terms of those awards.

NOTE 14—SHARE REPURCHASE PROGRAM

On October 6, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million of the Company’s currently outstanding common shares in addition to the approximately 1.0 million shares that were available to be repurchased under the October 2008 authorization by the Board of Directors (the “Programs”). By June 2012, the Company had substantially completed all the repurchases under the Programs resulting in the repurchase of $187.2 million of its common shares in fiscal 2012, at the average price of $47.07 per share, which were accounted as treasury shares and were funded from the Company’s available cash balances. On June 25, 2012, the Company’s Board of Directors authorized the repurchase of up to 2.0 million of the Company’s currently outstanding common shares (the “ June 2012 Program”). Repurchases under the June 2012 Program will generally be made in the open market or in privately negotiated transactions not exceeding prevailing market prices, subject to regulatory considerations and market conditions, and will be funded from the Company’s available cash and credit facilities.

There were no repurchases under the June 2012 Program in fiscal 2012. Under the terms of the definitive merger agreement with NOV, we have agreed not to repurchase our common shares under the June 2012 Program pending consummation of the merger. The June 2012 Program will expire when we have repurchased all the authorized shares, unless terminated earlier by a Board resolution, or consummation of the merger.

There were no share repurchases in fiscal 2010 or fiscal 2011.

NOTE 15—NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	2012	2011	2010
	(In thousands, except per share data)
Numerator:
Net income from continuing operations attributable to Robbins & Myers, Inc.	$150,000	$80,375	$29,338

Denominator:
Basic weighted average shares	44,015	41,063	32,924
Effect of dilutive options and restricted shares/units	182	357	80

Diluted weighted average shares	44,197	41,420	33,004

Net income per share from continuing operations:
Basic	$3.41	$1.96	$0.89

Diluted	$3.39	$1.94	$0.89

Anti-dilutive options (excluded from diluted net income per share from continuing operations computations)	28	28	227

In connection with the acquisition of T-3 on January 10, 2011, we issued approximately 12.0 million shares to T-3 stockholders as part of the purchase price consideration, which have been included in our computation of basic and diluted net income per share from continuing operations for fiscal 2012 and 2011. In addition, as part of the merger consideration, we issued approximately 1.0 million options to replace T-3 grants for pre-merger services which have also been included in the computation above.

NOTE 16—BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION

Energy Services. Our Energy Services business segment, which includes T-3, designs, manufactures, markets, repairs and services equipment and systems used in upstream oil and gas exploration and recovery applications. Our Energy Services segment includes products and services sold under the Robbins & Myers Energy Systems® and T-3® brands and include power sections for drilling motors, blow-out preventers (“BOPs”), down-hole progressing cavity pumps, drive systems and automation, wellhead equipment, frac manifolds and trees, high pressure engineered gate valves, and a broad line of ancillary equipment for the energy sector, such as rod guides, rod and tubing rotators, pipeline closure products and valves.

Process & Flow Control. Our Process & Flow Control business segment designs, manufactures and services glass-lined reactors and storage vessels, customized equipment and systems and customized fluoropolymer-lined fittings, progressing cavity pumps for industrial applications and surface transfer of viscous fluids, mixing equipment and engineered systems used to filter and process various liquids and materials as well as complementary products such as grinders and customized fluid-agitation equipment and systems, vessels and accessories. We also provide alloy steel vessels, heat exchangers, other fluid systems, wiped film evaporators and packaged process systems. The primary markets served by this segment are the industrial, chemical, pharmaceutical, wastewater treatment, food and beverage, and specialty chemical markets. Primary brands in our Process & Flow Control segment are Pfaudler®, Moyno®, Chemineer® and Edlon®.

We evaluate performance and allocate resources using several measures, one of which is income before interest and income taxes (“EBIT”) and is reconciled to net income on our Consolidated Statement of Income. EBIT is not, however, a measure of performance calculated in accordance with U.S. generally accepted accounting principles and should not be considered as an alternative to net income as a measure of our operating results. EBIT is not a measure of cash available for use by management. Identifiable assets by business segment include all assets directly identified with those operations. Corporate assets consist mostly of cash and deferred tax assets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The following tables present information about our reportable business segments. Beginning with the first quarter of fiscal 2012, we changed the composition of our reportable segments to reflect organizational, management and operational changes implemented in the first quarter of fiscal 2012. The Company now reports results in two business segments consisting of Energy Services and Process & Flow Control. The financial information presented herein reflects the impact of this change for all periods presented. Inter-segment sales were not material and were eliminated at the consolidated level.

	2012		2011		2010
	(In thousands)
Unaffiliated Customer Sales:
Energy Services	$665,487		$477,198		$201,592
Process & Flow Control	369,296		343,442		276,601

Total	$1,034,783		$820,640		$478,193

Depreciation and Amortization:
Energy Services	$23,401		$23,560		$4,546
Process & Flow Control	8,176		8,392		8,491
Corporate and Eliminations	342		336		304

Total	$31,919		$32,288		$13,341

Income Before Interest and Income Taxes (EBIT):
Energy Services	$198,025		$130,968	(2)	$61,702
Process & Flow Control	41,429		26,812	(3)	4,890	(5)
Corporate and Eliminations	(20,838	)(1)	(26,437	)(4)	(19,674)

Total	$218,616		$131,343		$46,918

Identifiable Assets:
Energy Services	$972,890		$939,144		$200,286
Process & Flow Control	380,385		388,826		365,709
Corporate and Eliminations	169,988		254,996		171,779

Total	$1,523,263		$1,582,966		$737,774

Capital Expenditures:
Energy Services	$23,361		$20,708		$4,845
Process & Flow Control	7,374		6,815		3,609
Corporate and Eliminations	(1,271)		784		63

Total	$29,464		$28,307		$8,517

(1)	Includes NOV merger-related costs of $2,959,000 for legal, advisory and professional fees.
(2)	Includes T-3 merger-related costs of $10,256,000 associated with employee termination benefits and backlog amortization and $9,499,000 of expense due to inventory write-up values recorded in cost of sales.
(3)	Includes costs of $1,012,000 related to restructuring activities.
(4)	Includes costs of $5,884,000 due to T-3 merger-related professional fees and accelerated equity compensation expense.
(5)	Includes costs of $2,764,000 related to restructuring activities.

Information about our operations in different geographical regions is presented below. Our primary operations are in North America, Europe and Asia. Sales are attributed to countries based on the location of the customer.

	2012	2011	2010
	(In thousands)
Sales:
United States	$590,261	$438,786	$235,746
Europe	94,819	86,073	81,458
Other North America	130,137	108,964	58,184
Asia	120,243	100,205	65,144
South America	41,056	48,004	23,028
Other	58,267	38,608	14,633

	$1,034,783	$820,640	$478,193

Tangible Assets:
United States	$342,912	$304,455	$121,287
Europe	74,819	76,605	78,977
Other North America	61,562	49,887	29,710
South America	24,315	20,774	21,349
Asia and Australia	74,218	75,889	56,533
Corporate	171,833	256,637	176,403

	$749,659	$784,247	$484,259

NOTE 17—CONTINGENCIES

There are claims, suits and complaints arising in the ordinary course of business filed or pending against us. Although we cannot predict the outcome of such claims, suits and complaints with certainty, we do not believe that the disposition of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

The Company is subject to an ongoing investigation by the U.S. Department of Justice (“DOJ”) and the Department of Commerce Bureau of Industry and Security (“BIS”) regarding potential export controls violations arising from certain shipments by our Belgian subsidiary to one customer in Iran, Sudan and Syria in 2005 and 2006. We have cooperated with the investigation and in August 2012, we received a proposed joint settlement offer from DOJ and BIS. We have requested additional information from DOJ and BIS regarding the proposed settlement terms. We have accrued $1,800,000 in connection with this matter and the potential settlement and cannot predict whether or when this matter will be settled or the specific terms of any settlement.

NOTE 18—QUARTERLY DATA (UNAUDITED)

Earnings per share for each quarter and the year are calculated individually and may not add up to the total for the year. Information regarding sales, gross profit, EBIT and income from continuing operations before income taxes and noncontrolling interest reflects only continuing operations and any variations from our previously reported amounts relate to our divested Romaco segment.

	2012 Quarters
	1st		2nd		3rd		4th		Total
	(In thousands, except per share data)
Sales	$237,323		$255,926		$266,337		$275,197		$1,034,783
Gross profit	95,541		101,939		103,472		101,773		402,725
EBIT	52,581		57,159		61,850		47,026	(1)	218,616	(1)
Income from continuing operations before income taxes and noncontrolling interest	52,642		57,148		61,814		46,910	(1)	218,514	(1)
Net income attributable to Robbins & Myers, Inc.	35,257		38,116		44,227		32,400	(1)	150,000	(1)
Net income per share:
Basic	$0.77		$0.85		$1.03		$0.77	(1)	$3.41	(1)
Diluted	0.77		0.84		1.02		0.76	(1)	3.39	(1)
Weighted average common shares:
Basic	45,842		44,965		43,097		42,195		44,015
Diluted	46,060		45,165		43,291		42,356		44,197

	2011 Quarters
	1st		2nd		3rd		4th		Total
	(In thousands, except per share data)
Sales	$140,770		$183,814		$237,058		$258,998		$820,640
Gross profit	53,349		65,332	(3)	86,074	(5)	100,311		305,066	(8)
EBIT	24,104		16,150	(3)	38,682	(5)	52,407	(7)	131,343	(8)
Income from continuing operations before income taxes and noncontrolling interest	24,129		16,142	(3)	38,626	(5)	52,642	(7)	131,539	(8)
Net income attributable to Robbins & Myers, Inc.	14,696	(2)	12,937	(3,4)	70,955	(5,6)	35,424	(7)	134,012	(8)
Net income per share:
Basic	$0.45	(2)	$0.33	(3,4)	$1.56	(5,6)	$0.77	(7)	$3.26	(8)
Diluted	0.44	(2)	0.32	(3,4)	1.54	(5,6)	0.77	(7)	3.24	(8)
Weighted average common shares:
Basic	32,971		39,695		45,616		45,852		41,063
Diluted	33,087		40,095		45,965		46,114		41,420

(1)	Includes NOV merger-related costs of $2,959,000 for legal, advisory and professional fees ($1,923,000 after tax, $0.05 per share for the 4th quarter and $0.04 per share for fiscal 2012)
(2)	Includes net income from discontinued operations of $67,000 ($0.00 per share)
(3)	Includes T-3 merger-related costs of $4,406,000 due to T-3 backlog amortization costs, $3,022,000 related to employee termination benefits, $5,884,000 related to professional fees and equity compensation expense, and $4,103,000 due to inventory write-up values expensed in cost of sales (total $11,783,000 after tax, and $0.30 per share).
(4)	Includes net income from discontinued operations of $1,535,000 ($0.04 per share)
(5)	Includes T-3 merger-related costs of $2,828,000 due to T-3 backlog amortization costs and $5,396,000 due to inventory write-up values expensed in cost of sales (total $5,263,000 after tax, and $0.12 per share).
(6)	Includes net income from discontinued operations of $52,035,000 ($1.15 per basic share and $1.13 per diluted share).
(7)	Includes restructuring charges of $1,012,000 ($1,012,000 after tax, and $0.02 per share) related to severance costs at our German facility in our Process & Flow Control segment.
(8)	Includes T-3 merger-related costs of $25,639,000 as mentioned in (3) and (5) above, restructuring costs of $1,012,000 as mentioned in (7) above (total $18,058,000 after tax, and $0.44 per share), and net income of discontinued operations of $53,637,000 ($1.30 per share).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of August 31, 2012. Based upon this evaluation, our CEO and CFO have concluded that the design and operation of our disclosure controls and procedures were effective as of August 31, 2012.

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

Management assessed our internal control over financial reporting as of August 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of August 31, 2012. Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report, which is included at Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors Continuing in Office until 2013 Annual Shareholder Meeting

Andrew G. Lampereur	Director Since March 2007

Mr. Lampereur, age 49, has been Executive Vice President and Chief Financial Officer of Actuant Corporation (manufacturer of industrial products and systems) since August 2000. Mr. Lampereur joined Actuant in 1993 as Corporate Controller, a position he held until 1996 when he was appointed Vice President of Finance of its Gardner Bender unit. He served as Vice President, General Manager for Gardner Bender, from 1998 until assuming his present position. Mr. Lampereur brings to the Board extensive executive and financial experience with a public company.

Thomas P. Loftis	Director Since 1987

Mr. Loftis, age 68, has been Chairman of the Board of the Company since June 2004 and served as Vice Chairman from March 2004 to June 2004. Mr. Loftis has been engaged in commercial real estate development, asset management and consulting with Midland Properties, Inc. since 1981. Loftis Investments LLC, a company wholly owned by Mr. Loftis, is a general partner of M.H.M. & Co., Ltd. (investments). Mr. Loftis is also a director of Security National Bank, a subsidiary of Park National Corporation. Mr. Loftis brings to the Board his long-term experience with the Company and knowledge of the Company’s operations, his experience as an entrepreneur, and relationship with M.H.M., our largest shareholder.

Dale L. Medford	Director Since 2003

Mr. Medford, age 62, retired in June 2005 from The Reynolds and Reynolds Company (software and services to automotive retailers) where he had served as Chief Administrative Officer from July 2004 to June 2005, as Executive Vice President and Chief Financial Officer from January 2001 to June 2005, and as Vice President of Corporate Finance and Chief Financial Officer from February 1986 to January 2001. Mr. Medford brings to the Board his extensive past financial and administrative experience with a public company.

Albert J. Neupaver	Director Since January 2009

Mr. Neupaver, age 62, has been President, Chief Executive Officer and a director of Wabtec Corporation (manufacturer of braking equipment and other parts for locomotives, freight cars and passenger rail cars) since February 2006. From 1998 to February 2006, Mr. Neupaver was President of the Electromechanical Group of AMETEK, Inc. (manufacturer of electronic instruments and electromechanical devices). Mr. Neupaver also serves as a director of Koppers Holdings Inc., a publicly-held company. Mr. Neupaver brings to the Board his experience as a chief executive officer of a global publicly-held manufacturing company, his operations experience, and his experience as a director of other public companies.

Directors Continuing in Office until 2014 Annual Shareholder Meeting

Richard J. Giromini	Director Since October 2008

Mr. Giromini, age 59, has been President and Chief Executive Officer of Wabash National Corporation (manufacturer and distributor of semi-trailers to trucking industry) from January 2007 and a director since December 2005. He was President and Chief Operating Officer of Wabash National Corporation from December 2005 through December 2006. From February 2005 until December 2005, Mr. Giromini served as Executive Vice President and Chief Operating Officer, and from July 2002 to February 2005, he was Senior Vice President and Chief Operating Officer, of Wabash National Corporation. Mr. Giromini brings to the Board his extensive executive, operational and sales experience with a public company, with particular insight and experience in lean manufacturing, turnarounds, logistics and distribution.

Stephen F. Kirk	Director Since June 2006

Mr. Kirk, age 63, has been the Executive in Residence at Cleveland State University since retiring in December 2011 from The Lubrizol Corporation (manufacturer of specialty chemicals). While at Lubrizol, he served as Senior Vice President and Chief Operating Officer from September 2008 to December 2011, President of Lubrizol Additives from June 2004 to September 2008, and Vice President of Sales and Marketing of The Lubrizol Corporation from June 1999 to June 2004. Mr. Kirk brings to the Board global operational and executive experience with a public company. His knowledge of the chemical markets is particularly suited to our Process Solutions business.

Peter C. Wallace	Director Since July 2004

Mr. Wallace, age 58, has been President and Chief Executive Officer of the Company since July 12, 2004. From October 2001 to July 2004, Mr. Wallace was President and Chief Executive Officer of IMI Norgren Group (sophisticated motion and fluid control systems for original equipment manufacturers). He was employed by Rexnord Corporation (power transmission and conveying components) for 25 years serving as President and Group Chief Executive from 1998 until October 2001 and holding a variety of senior sales, marketing, and international positions prior thereto. Mr. Wallace is also a director of Applied Industrial Technologies, Inc. and Rogers Corporation, publicly-held companies. Mr. Wallace provides an important executive and leadership perspective to the Board given his extensive knowledge of the Company and the industries and markets in which it operates, as well as his executive experience and experience in sales and marketing, and as a director of other public companies.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of the Company and owners of more than 10% of the Company’s common shares to file an initial ownership report with the Securities and Exchange Commission and follow up reports listing any subsequent change in their ownership of common shares. The Company believes, based on information provided to the Company by the persons required to file such reports, that all filing requirements applicable to such persons during the period from September 1, 2011 through August 31, 2012 were met.

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

Audit Committee

The Company’s Board of Directors has a standing Audit Committee, comprised of Dale L. Medford (Chair), Richard J. Giromini, Andrew G. Lampereur, and Albert J. Neupaver. All Audit Committee members are independent directors. The Board has determined that all members of the Audit Committee are financially literate, that all members meet the enhanced standards for independence at Rule 10A-3 issued under the Securities Exchange Act of 1934, and that two members of the Committee - Dale L. Medford and Andrew G. Lampereur - are audit committee financial experts within the meaning of applicable regulations of the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis (“CD&A”) describes our compensation philosophy and objectives, how our compensation process works, why the Compensation Committee arrived at specific compensation decisions, and the role of the Committee, its compensation consultant, and Mr. Wallace, our Chief Executive Officer, in setting the compensation of our named executive officers (“Named Executive Officers”). Our Named Executive Officers for fiscal 2012 were:

•	Peter C. Wallace, President and Chief Executive Officer

•	Kevin J. Brown, Interim Chief Financial Officer and Corporate Controller

•	Saeid Rahimian, Sr. Vice President and President – Energy Services Group

•	Aaron H. Ravenscroft, Vice President and President – Process & Flow Control Group

•	Jeffrey L. Halsey, Vice President – Human Resources

Christopher M. Hix, our former Vice President and Chief Financial Officer, resigned effective December 2, 2011. He is included as a Named Executive Officer for purposes of this CD&A and the tables that follow.

Effective in the first quarter of fiscal 2012, we reorganized our management structure, which resulted in a realignment of our operating segments. As a result, our operating segments are Energy Services, which includes the R&M Energy and T-3 product lines, and Process & Flow Control, which principally includes the Moyno Industrial, Chemineer and Pfaudler product lines. Mr. Rahimian, who was the Company’s Vice President and President – Fluid Management Group, became our Senior Vice President and President – Energy Services Group. Aaron H. Ravenscroft joined the Company as Vice President and President – Process & Flow Control Group. In December 2011, Mr. Hix resigned from the Company, and Mr. Brown became the Company’s Interim Chief Financial Officer.

Performance in fiscal 2012 remained strong especially in our Energy Services Group. The performance of our Process & Flow Control Group also improved.

We have adopted several programs that are intended to enhance our pay-for-performance culture and better align the interests of our Named Executive Officers with those of our shareholders. For example:

•	Stock Ownership Guidelines. We maintain robust stock ownership guidelines for our Named Executive Officers and directors.

•	Clawback Policy. We maintain a “clawback policy,” which allows us to recover certain incentive compensation that is based on financial results that are subsequently restated.

•

Employment Agreements. We do not maintain employment agreements with our Named Executive Officers – other than an agreement with our Chief Executive Officer. We do maintain change of control agreements with our other Named Executive Officers that only provide benefits on a “double trigger,” meaning that the benefits are due only if our executives incur a qualifying termination in connection with a change of control.

On August 8, 2012, we entered into a definitive merger agreement with National Oilwell Varco (“NOV”) in an all-cash transaction. Under the terms of the proposed transaction, our shareholders will receive $60.00 in cash for cash common share of Robbins & Myers they own. Consummation of the transaction is subject to customary closing conditions, including obtaining certain regulatory approvals as well as approval from our shareholders. The Merger Agreement restricts our ability to increase compensation and benefits, grant additional equity awards and adopt new benefit plans. The merger with NOV will constitute a change of control for purposes of our outstanding equity awards, our annual cash incentive program, the employment agreement with our Chief Executive Officer, and our change-of-control agreements with our other Named Executive Officers.

Oversight of the Company’s Executive Compensation Programs

Compensation Committee

The Compensation Committee develops and administers our compensation programs, policies and processes and sets the compensation of our Chief Executive Officer and the other Named Executive Officers. The Committee is comprised of three independent directors. Our Human Resources Department and General Counsel support the Committee in its work. The Committee has the authority in its discretion to engage outside advisors to assist it.

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

In the process of determining his compensation, the Nominating and Governance Committee administers an annual performance evaluation. The Chairman of the Nominating and Governance Committee and the Chairman of the Board meet with Mr. Wallace to discuss the results of the evaluation, and with input from the Compensation Committee, the rationale for the various elements of his compensation, the sizing of the elements, and the benchmarking of his total compensation.

The Compensation Committee also considers the economic and general business conditions at the time in which compensation decisions are made. While the Committee may adjust and refine the compensation packages as operating conditions change, it believes that consistency in its compensation philosophy and approach is important.

Role of Management

Management plays an important role in the process of setting compensation for executives other than our Chief Executive Officer. The Chief Executive Officer, in consultation with our Vice President – Human Resources, and the Compensation Committee’s compensation consultant, develops compensation recommendations for the Compensation Committee to consider. The Chief Executive Officer considers various factors when making individual compensation recommendations including the relative importance of the executive’s position within the organization, the individual tenure and experience of the executive, and the executive’s individual performance and contributions to the Company’s results.

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

On behalf of the Committee, Mr. Wallace also meets individually with each other Named Executive Officer to explain the Committee’s rationale for various elements of the executive’s compensation and the sizing or amount of each element of compensation.

Role of Compensation Consultant

The Compensation Committee has retained Meridian Compensation Partners LLC and its predecessor, Hewitt Associates, as its compensation consultant since 2007. The Committee determines the services provided to the Committee by Meridian and the fees paid. Meridian reports directly to the Committee independent of management and meets regularly with the Committee without management present. Meridian provided no actuarial services to the Company in fiscal 2012.

For fiscal 2012, Meridian provided the following services to the Committee:

•	Participated in the design and implementation of our executive compensation program for our Named Executive Officers;

•	Provided competitive market practice data and benchmarking;

•	Provided a review of our stock ownership guidelines applicable to Named Executive Officers and directors;

•	Provided a review of our compensation peer group;

•	Evaluated each of our Named Executive Officer’s position against competitive market practice data;

•	Evaluated the features of each of our compensation plans against market practice;

•	Analyzed our equity awards (e.g. options, restricted stock, restricted share units, and performance shares) to arrive at their respective economic value; and

•	Participated in meetings of the Committee at which fiscal 2012 compensation decisions were made.

Objectives of the Company’s Compensation Program

The Compensation Committee believes that our targeted growth strategies require an executive compensation program that reinforces the importance of performance and accountability – both at the individual and at the corporate level. Our program is designed to provide executives with meaningful rewards, while maintaining alignment with shareholder interests, corporate values, and important management initiatives. In making compensation decisions, the Committee is guided by the following objectives:

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

•

To provide targeted compensation levels that are generally consistent with the 50th percentile of competitive market practice for base salary, annual incentives at target level performance, and annualized economic grant value for equity awards, with adjustments above or below the 50th percentile but generally not in excess of the 75th percentile based on various factors, such as level of responsibility, prior experience, length of service, achievement of personal objectives, future potential and internal pay equity issues.

Types of Compensation

Our compensation program includes the following types of compensation:

•	Annual fixed compensation – salaries;

•	Annual cash incentive compensation – cash bonus earned only if certain pre-established financial performance targets are achieved for the fiscal year;

•

Equity awards that provide opportunities for our executives to accumulate wealth that is directly related to the creation of shareholder value and serve to strengthen the long-term commitment of executives to the Company, including the following:

*	Stock options that become exercisable in equal installments on an annual basis over a three-year service period;

*	Restricted share units that vest in equal installments on an annual basis over a three-year service period; and

*	Performance shares that are earned based on three one-year performance cycles. The performance shares are only paid out if the executive continues in our employment through the end of the last performance cycle;

•	Executive perquisites provided on a limited basis that serve certain corporate purposes;

•	Retirement contributions designed to provide wealth accumulation and post-employment security; and

•	Special equity awards that are made from time to time when superior performance merits exceptional pay.

In October 2011, the Committee made special discretionary grants of restricted share units to certain of our Named Executive Officers in order to recognize exceptional performance in fiscal 2011, including the acquisition of T-3 and the sale of the Romaco business group. These special grants vest after three years if the Named Executive Officer remains employed by the Company until that date. The number of restricted share units granted to the Named Executive Officers were Mr. Wallace – 2,740, Mr. Hix – 1,370, and Mr. Rahimian – 1,370. Mr. Hix forfeited his award upon his resignation effective December 2, 2011.

Upon joining the Company in September 2011, Aaron Ravenscroft received 9,666 restricted shares. This special grant vests after three years if Mr. Ravenscroft remains employed by the Company until that date.

In January, 2012, the Committee made a special discretionary grant of restricted share units and stock options to Mr. Brown in recognition of his role of Interim Chief Financial Officer. The grant consisted of 4,724 stock options and 1,998 restricted share units, all of which vest after three years if Mr. Brown remains employed by the Company until that date.

Factors Considered in Determining Executive Compensation

Competitive Benchmarking

During fiscal 2011, the Compensation Committee asked Meridian to provide updated executive pay data to be used for decisions related to fiscal 2012 compensation both as to size of the total compensation package offered and the type and design of the various elements included in each Named Executive Officer’s compensation package. As part of this process, Meridian assisted the Compensation Committee in reviewing the custom peer group. The peer group companies have a heavy emphasis on manufacturing, are publicly traded, and are viewed by the Committee as potential competitors for executive talent.

For fiscal 2012, the 18-company custom peer group was comprised of the following companies:

•	Ameron International Corporation
•	Circor International
•	Enpro Industries, Inc.
•	Gardner Denver, Inc.
•	IDEX Corp.
•	Kaman Corp.
•	Mueller Water Products, Inc.
•	Regal Beloit Corp.
•	Trimas Corp.
•	Woodward Governor Company
•	Colfax Corp.
•	Franklin Electric Co., Inc.
•	Graco Inc.
•	John Bean Technologies Corp.
•	Kaydon Corp.
•	Nordson Corp.
•	Standex International Corp.
•	Watts Water Technologies

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

How Target Levels of Compensation Are Determined

The Compensation Committee strives to create an overall compensation package for each Named Executive Officer that satisfies the objectives of our compensation program. With its consultant, the Committee reviews the market data, discussed above, and focuses on the 50th percentile level as a starting point for each component of pay, as well as target total compensation. When determining the percentile range, the Committee does not adjust based on the size of the company (regression). The market data is regarded as a general reference for the Committee in determining the type and design of the various elements of compensation. The Committee generally does not exceed the 75th percentile, but makes adjustments to the market data in order to respond to market conditions, promotions, individual performance, levels of responsibility, prior experience, length of service, future potential, and internal pay equity issues. The Committee rewards exceptional performance in a particular fiscal year by providing for incentive compensation that will pay out above the targeted compensation level if certain stretch goals are achieved.

The Committee uses incentive compensation to promote the achievement of annual and longer-term financial measures. Annual incentive compensation is used to motivate executives to achieve specific performance goals of the Company’s annual plan. Performance share awards are tied to financial objectives that, while measured annually, are focused on consistent longer-term goals of continuing earnings growth and steadily improving asset utilization. Option grants and restricted share unit awards with time-based vesting promote the retention of key executives, help drive long-term performance and align management’s interests with those of shareholders.

The Committee believes that as an executive’s responsibility increases so does his ability to influence our performance and, accordingly, the proportion of his compensation that consists of salary and cash incentive should decrease while the proportion of equity incentives to total compensation should increase. The Committee uses our above-listed types of compensation in various proportions in order to motivate desired performance. Based upon the philosophy noted above and the program design, the various elements of compensation comprised the following percentages of the total compensation package for each Named Executive Officer for fiscal 2012:

Element of Compensation	Chief Executive Officer (% of Total Compensation)(1)	Other Named Executive Officers (% of Total Compensation)(1)
Salary	26%	36% to 55%
Annual Cash Incentive at Target	26%	19% to 23%
Performance Shares at Target	16%	9% to 14%
Restricted Share Unit Awards	16%	9% to 14%
Stock Option Awards	16%	9% to 14%

Annual Retirement Contributions (includes 3% attributable to Company contribution to 401(k) savings plan)	10% of Cash Compensation	10% of Cash Compensation

(1)	Assuming a payout of annual incentive compensation and performance shares at target amounts. Does not include perquisites.

When determining the level of long-term incentive awards, a targeted value is first established for each recipient using the 50th percentile of the peer group data (described above) as a reference point. Generally, the Committee allocates the targeted value of the long-term incentive awards equally among restricted share units, stock options and performance shares. The number of restricted share units and target number of performance shares to be awarded is determined by dividing the allocation made for the respective vehicles by the average closing common share price for August of the year of grant. The number of options granted is determined by dividing the targeted value allocated to stock options for the year by the product of (i) the average closing price of the Company’s common shares for August of the year of grant and (ii) the calculated Black-Scholes value. Equity awards as a percentage of total compensation are valued based on their grant date fair value.

In setting each Named Executive Officer’s compensation, the Committee reviewed the potential total annual fixed, incentive, and equity compensation to be received by each of them, including base salary, cash incentives, annual and long-term incentives, equity grants, executive perquisites and post-employment obligations.

Salaries

For fiscal 2012, base salary comprised the following percentage of total compensation for each Named Executive Officer:

Named Executive Officer	Base Salary	Percent of Total Fiscal 2012 Compensation(1)
Mr. Wallace	$750,000	26%
Mr. Brown	$214,000	56%
Mr. Rahimian	$344,000	36%
Mr. Ravenscroft	$255,000	40%
Mr. Halsey	$237,000	44%
Mr. Hix	$364,000	37%

(1)	Assuming a payout of annual incentive compensation and performance shares at target amounts. Does not include perquisites.

Annual Cash Incentive Opportunities

Annual cash incentive compensation provides Named Executive Officers with an opportunity to receive additional cash compensation through the achievement of specified annual financial targets. Targets are financial measures based on the Company’s annual plan and were fixed at the outset of fiscal 2012. Annual cash incentive compensation for fiscal 2012 at target is set at 35% to 100% of base salary depending on the Named Executive Officer. Annual cash incentive compensation could be earned at the threshold (50% of target payout), target (100% of target payout), or maximum (200% of target payout) level based on the extent to which the financial measures were achieved. The amounts that could have been earned at threshold, target and maximum are shown in the “Grants of Plan-Based Awards” table at page 78 and the amounts earned for fiscal 2012 are in the “Summary Compensation Table” at page 76.

For fiscal 2012, the “Corporate” level performance measures (for Messrs. Wallace, Brown, and Halsey), the weighting assigned to each measure, and the extent to which each measure was achieved were:

•	Measure: Consolidated sales, weighted 20%, and our consolidated sales for fiscal 2012 were above target by 3%.

•	Measure: Adjusted diluted earnings per share, weighted 40%, and our adjusted diluted earnings per share for fiscal 2012 were above target by 10%.

•	Measure: Adjusted free cash flow, weighted 40%, and our adjusted free cash flow for fiscal 2012 was above target by 18%.

When setting performance measures for fiscal 2012 (October 2011), the Compensation Committee determined that diluted earnings per share and free cash flow would be adjusted for the after-tax impact of restructuring charges and goodwill impairment, if any, and the stock repurchase program. The Compensation Committee also determined that currency fluctuations would not impact the calculation of the sales results. The Committee further determined that the impact of the discretionary $10 million contribution to our pension plan trust and the after-tax impact of expenses associated with the merger with NOV would not be included in determining the incentive awards for fiscal 2012.

For Mr. Rahimian, President of the Energy Services Group, and Mr. Ravenscroft, President of the Process & Flow Control Group, 25% of their respective annual cash incentive is calculated on the above “Corporate” level performance measures while 75% is calculated on the basis of their respective group’s operating performance. The performance measures, the weighting assigned to each measure, and the extent to which is each measure was achieved for the Energy Services Group and the Process & Flow Control Group were:

•	Measure: Sales, weighted 20%. Sales for fiscal 2012 were above target by 5% for the Energy Services Group and above target by 3% for the Process & Flow Control Group.

•

Measure: Adjusted operating profit, weighted 40%. Adjusted operating profit for fiscal 2012 was above target by 1% for the Energy Services Group and above target by 11% for the Process & Flow Control Group.

•

Measure: Adjusted operating cash flow, weighted 40%. Adjusted operating cash flow for fiscal 2012 was below target by 6% for the Energy Services Group and below target by 29% for the Process & Flow Control Group.

When setting the Energy Services Group and Process & Flow Control Group performance measures for fiscal 2012 (October 2011), the Compensation Committee determined that operating profit would be adjusted for the impact of restructuring charges and goodwill impairment, if any, and that currency fluctuations would not impact the sales and operating income results. For the Process & Flow Control Group, it was determined that the results of GMM Pfaudler Ltd., our Indian affiliate, and a portion of the expense associated with an extended strike at one of the Process & Flow Control Group facilities would not be included in the calculation of the incentive awards for fiscal 2012.

Equity Grant Practices

To further align management and shareholder interests, the Compensation Committee in October of each year grants options and awards restricted share units and performance shares to Named Executive Officers. Awards are made pursuant to our 2004 Stock Incentive Plan As Amended that was initially approved by shareholders in December 2004. Except for new hires and special circumstances, the Committee generally grants equity awards at its October meeting, which is normally scheduled one year in advance. The Committee believes these annual equity awards as structured provide substantial incentives to Named Executive Officers to achieve significant growth in shareholder value and to continue in our employment.

Stock Options and Restricted Share Units

At the beginning of fiscal 2012 (October 2011), the Compensation Committee granted stock options and awarded restricted share units under our 2004 Stock Incentive Plan As Amended. The exercise price for options is the closing price of our common shares on the date of grant, options become exercisable over three years in equal annual installments and have a term of 10 years. With the exception of special restricted share unit awards made to the Named Executive Officers described in “Types of Compensation” above, fiscal 2012 restricted share unit awards also vest equally over a three-year period. The special awards vest after three years if the Named Executive Officer remains employed by the Company at that time. The sizing of the awards is based on the guidelines set forth above at “Factors Considered in Determining Executive Compensation” above and the actual grants and awards for fiscal 2012 are set forth in the “Grants of Plan-Based Awards” table on page 78.

Fiscal 2012 Performance Share Awards

At the beginning of fiscal 2012 (October 2011), the Compensation Committee awarded performance shares under our Long Term Incentive Plan (LTIP), which is a sub-plan under our 2004 Stock Incentive Plan As Amended. Under the LTIP, the Committee awards to each Named Executive Officer a target number of performance shares. For fiscal 2012, the Committee set performance threshold, target and maximum payout levels, as follows:

Measure	Weight	Threshold	Target	Maximum
Adjusted Diluted Earnings Per Share	75%	$2.40	$3.00	$3.75
Return on Net Assets	25%	17.84%	22.30%	27.88%

For fiscal 2012 (in October 2011), the Committee awarded performance shares that are earned based on three one-year performance cycles rather than one year of performance. One third of the target number of performance shares awarded are allocated to each of the three one-year performance periods. The performance shares are only paid out if the executive continues in our employment through August 31, 2014.

When setting the targets for performance shares for fiscal 2012 (October 2011), the Compensation Committee determined that diluted earnings per share would be adjusted based on restructuring charges and goodwill impairment, if any, and return on net assets would be adjusted for restructuring charges, if any. The Compensation Committee also determined that share repurchases, expenses associated with the merger with NOV, and the discretionary $10 million contribution to our pension plan trust would not be included in determining adjusted diluted earning per share or return on net assets.

At the end of fiscal 2012, the Committee determined the actual number of performance shares earned based on the extent to which the targets were achieved for fiscal 2012. The number of performance shares earned, if any, will be forfeited by the executive if he is not employed by us on August 31, 2014. If the executive continues in our employment through August 31, 2014, for each performance share earned for fiscal 2012, he is then issued one common share. In addition, the dollar amount of dividends that would have been paid on such common shares if they had been issued to the executive on the performance share award date of October 5, 2011 is calculated and such amount is divided by the average closing price of our common shares in August 2014 to arrive at a number of dividend equivalent common shares that will be issued to the executive on or about September 1, 2014.

The fiscal 2012 LTIP performance share awards at threshold (50% of target payout), target (100% of target payout) and maximum (200% of target payout) are set forth in the “Grants of Plan-Based Awards” table at page 78. For fiscal 2012, Adjusted Diluted Earnings Per Share was $3.29 and Return on Net Assets was 23.9%, resulting in a 137% payout, and the following performance share awards were earned by the Named Executive Officers:

Named Executive Officer	Number of Performance Shares Earned for Fiscal 2012(1)
Mr. Wallace	4,768
Mr. Brown	347
Mr. Rahimian	1,407
Mr. Ravenscroft	868
Mr. Halsey	662
Mr. Hix	0

(1)	Represents the portion of the 2012 LTIP award attributable to fiscal 2012 performance.

Perquisites

The Company has historically provided its Named Executive Officers with certain perquisites that the Committee believes are reasonable, competitive and consistent with the Company’s overall compensation philosophy. The perquisites provided to each Named Executive Officer in fiscal 2012 are described in the table at page 77. In all cases, the aggregate value of personal benefits made available to an executive was less than 5% of his total compensation.

Retirement and Other Benefits

On December 31, 2005, we “froze” all Named Executive Officer defined benefit plans. In their place, we adopted our 2006 Executive Supplemental Retirement Plan. This plan is an unfunded defined contribution plan under which we annually credit an amount equal to 10% of the Named Executive Officer’s salary and annual cash incentive to his deferred compensation account. The amount credited, however, is reduced by amounts we credit to his account for the same fiscal year under our qualified 401(k) savings plan. We also credit interest at a rate of seven percent per annum on each Named Executive Officer’s deferred compensation account balance. The amounts credited in fiscal 2012 for each Named Executive Officer are described in the table at page 84.

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

The purpose of these agreements is to aid in retention and recruitment, encourage continued attention and dedication to assigned duties during periods involving a possible change-in-control of the Company and to protect the earned benefits of each Named Executive Officer against adverse changes resulting from a change-in-control. When the Compensation Committee approved these agreements in prior years, it carefully reviewed the level of payments that would be paid in the event payments under the agreement were triggered and satisfied itself that the payments were reasonable in amount and designed to further the Committee’s objectives. Except for our Chief Executive Officer’s agreement, the agreements do not contain “tax gross up” provisions. The agreements are described in detail at “Potential Payments Upon Termination of Employment or a Change-in-Control” at page 85.

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

All outstanding equity awards that have not previously vested will vest upon the consummation of the merger with NOV. The merger with NOV will constitute a change of control under our 2004 Stock Incentive Plan As Amended, the employment agreement with our Chief Executive Officer, and the change-of-control agreements with our other Named Executive Officers. See “Potential Payments Upon Termination of Employment or a Change-in-Control” below.

Stock Ownership Guidelines

We recognize the importance of equity ownership in the alignment of shareholder and management interests. We require our Chief Executive Officer to own common shares having a value equal to five (5) times his salary, our Senior Vice President and President – Energy Services Group (Mr. Rahimian), and Vice President and President – Process & Flow Control Group (Mr. Ravenscroft) to own common shares having a value equal to three (3) times their salary, and other Named Executive Officers to own common shares having a value equal to one and one-half (1.5) times their respective salaries. All vested and unvested restricted stock and restricted share units and all earned performance shares are included in determining an executive’s ownership; however, shares subject to outstanding options are excluded. Until an executive officer meets the stock ownership requirement, the officer must hold at least 60% of all stock compensation we pay him.

Our non-employee directors are required to own our common shares having a value equal to at least five (5) times the annual cash retainer we pay directors. Until a director meets the stock ownership requirement, the director must retain at least 60% of all stock compensation paid by us.

Risk Assessment

The Compensation Committee appointed a Risk Assessment Committee to consider whether our compensation practices or policies encourage excessive or inappropriate risk-taking by our employees, including our Named Executive Officers. The Risk Assessment Committee is comprised of our Vice President – Human Resources, our Corporate Controller, and our General Counsel. The Risk Assessment Committee reported its findings to the Compensation Committee and, after review and discussion, the Compensation Committee agreed with those findings. Specifically, the Risk Assessment Committee and the Compensation Committee concluded that although a portion of our executive compensation program is performance-based, it does not encourage excessive or inappropriate risk-taking. In addition, we have certain risk mitigators in place including a clawback policy, robust stock ownership guidelines, and 200% cap on incentive compensation payouts.

Compensation Recovery “Clawback” Policy

The Company adopted a Compensation Clawback Policy effective for plan years beginning on or after October 5, 2010, for Named Executive Officers. This policy further strengthens the risk mitigation program by defining the economic consequences that misconduct has on the executive officer’s incentive-based compensation. In the event of a financial restatement due to fraudulent activity or misconduct as determined by the Board of Directors, the culpable executive officer will reimburse the Company for annual incentive, equity-based awards or other performance-based compensation paid to him, including options, restricted share, restricted stock units, performance shares and annual cash incentive compensation based on the financial results that were subsequently the subject of the restatement. In addition, the Board of Directors has discretion to determine whether or not such Named Executive Officer was involved in the fraudulent activity or misconduct.

Consideration of Results of Shareholder Advisory Votes on Executive Compensation

When setting compensation for fiscal 2012 (October 2011) and in determining compensation policies, the Committee took into account the results of the shareholder advisory votes on executive compensation that took place in March 2011. In those votes, which were advisory and not binding, our shareholders approved the compensation of our Named Executive Officers as disclosed in the proxy statement for the 2011 Annual Meeting of Shareholders and approved our Board’s recommendation to hold advisory votes on an annual basis. The Committee believes that the results of these advisory votes, especially the strong support (approximately 92% of the votes cast) for approval of last year’s compensation disclosures, is evidence that the Company’s pay-for-performance policies are working.

Tax Deductibility of Compensation

Section 162(m) of the U.S. Internal Revenue Code limits the deduction for executive compensation paid to the chief executive officer and the three other most highly compensated officers other than the chief financial officer of a public company to $1.0 million per year, but contains an exception for certain performance-based compensation. While base salary and time-based restricted share units, by their nature, do not qualify as performance-based compensation under Section 162(m), we have structured the annual cash incentive awards under our Amended and Restated Senior Executive Annual Cash Incentive Plan and grants of stock options and performance shares under our 2004 Stock Incentive Plan As Amended with the intention that those awards would qualify as performance-based compensation. Although the Compensation Committee attempts to establish and maintain compensation programs that optimize the tax deductibility of compensation, the Committee retains discretion to authorize compensation that may not be fully tax deductible.

Conclusion

Each year the Compensation Committee reviews the total compensation package available to each of the Named Executive Officers to satisfy itself that the complete package is consistent with the Committee’s goals and objectives. The Committee also reviews the accumulated wealth that each Named Executive Officer has achieved as a result of equity awards and retirement benefits provided by the Company, and the particular incentives, vesting requirements and agreements that encourage our Named Executive Officers to continue in our employment. The Committee believes our compensation processes, policies and programs for Named Executive Officers, including the processes it follows when determining the compensation of our Chief Executive Officer, further our compensation goals and objectives, are consistent with good corporate governance practices, effectively tie executive compensation to our performance against key metrics and shareholder value, and induce our key executives to continue to render outstanding service on behalf of the Company.

Summary Compensation Table

The following table shows for the fiscal year ended August 31, 2012, the compensation provided by the Company to our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Peter C. Wallace,	2012	$747,917	$862,366	$393,646	$1,225,000	$41,734	$269,342	$3,540,005
President and Chief Executive Officer	2011	$722,917	$862,350	$407,361	$1,450,000	$6,116	$349,890	$3,798,684
	2010	$700,000	$597,105	$432,375	$940,800	$8,499	$228,204	$2,906,983
Kevin J. Brown,	2012	$213,417	$155,535	$104,058	$122,337	$95,844	$56,140	$747,331
Interim Chief Financial Officer and Controller (6)	2011	$206,417	$63,711	$30,115	$144,900	$10,896	$57,492	$513,531
	2010	$200,000	$45,777	$28,915	$117,600	$82,987	$55,924	$531,203
Saeid Rahimian,	2012	$342,833	$274,920	$115,957	$248,437	$75,018	$100,361	$1,157,526
Senior Vice President and President, Energy Services	2011	$328,750	$262,424	$123,976	$396,000	$9,154	$119,404	$1,239,708
	2010	$315,000	$183,776	$133,025	$289,800	$30,407	$105,453	$1,057,461
Aaron H. Ravenscroft,	2012	$235,790	$488,744	$71,616	$164,096	$0	$87,625	$1,047,871
Vice President and President, Process & Flow Control	2011	$0	$0	$0	$0	$0	$0	$0
	2010	$0	$0	$0	$0	$0	$0	$0
Jeffrey L. Halsey,	2012	$236,417	$105,879	$54,390	$174,195	$4,379	$65,225	$640,485
Vice President, Human Resources	2011	$229,083	$119,953	$56,679	$207,000	$486	$65,807	$679,008
	2010	$219,000	$86,194	$54,205	$165,570	$280	$59,793	$585,042
Christopher M. Hix,	2012	$92,746	$263,967	$110,215	$0	$9,306	$12,776	$489,010
Former Senior Vice President and Chief Financial Officer (6)	2011	$346,667	$239,960	$113,358	$420,000	$1,075	$120,952	$1,242,012
	2010	$310,000	$163,679	$118,442	$260,400	$726	$94,791	$948,038

(1)

Amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of restricted shares, restricted share units, and performance shares granted under the Company’s 2004 Stock Incentive Plan As Amended (which we refer to as the 2004 Plan) during fiscal 2012 and prior years. The amounts were calculated by multiplying the close price on the date of grant by the number of restricted shares and restricted share units received and the number of performance shares awarded assuming a payout at target. The maximum payout amount (number of shares) that could have been received for performance share awards made in fiscal 2012 (for performance in fiscal 2012, 2013 and 2014), fiscal 2011 (for performance in fiscal 2011), and fiscal 2010 (for performance in fiscal 2010) were: Mr. Wallace — 20,880, 32,322, and 29,240; Mr. Brown — 1,520, 2,388, and 2,240; Mr. Rahimian — 6,160, 9,836, and 9,000; Mr. Ravenscroft 3,800, 0, and 0; Mr. Halsey — 2,900, 4,496, and 4,220; and Mr. Hix — 5,860, 8,994, and 8,020. The actual value of performance share awards received by the Named Executive Officers for fiscal 2012, 2011, and 2010 (based on the closing price on the date of grant) were: Mr. Wallace — $174,065, $862,351, and $492,957; Mr. Brown — $12,671, $63,712, and $37,360; Mr. Rahimian — $51,353, $262,424, and $151,732; Mr. Ravenscroft—$31,679, $0, and $0; Mr. Halsey — $24,176, $119,953, and $71,143; and Mr. Hix — $0, $239,960, and $135,208. The actual value of fiscal 2012 performance awards represents the portion of the fiscal 2012 award attributable to fiscal 2012 performance. For further information on these awards, see the Grants of Plan-Based Awards table on page 78.
(2)	Amounts reflect the aggregate grant date fair value for fiscal 2012 and prior years computed in accordance with FASB ASC Topic 718 for stock option grants under the 2004 Plan. The amounts do not reflect whether a Named Executive Officer has actually received a financial benefit from the award. The amount was calculated using the Black-Scholes option pricing model calculated as of the close of the preceding fiscal year. See Notes 1 and 13 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a discussion of the relevant assumptions used in calculating the compensation cost. For further information on these awards, see the Grants of Plan-Based Awards table on page 78.
(3)	Amounts shown in this column include cash incentives paid for fiscal 2012, 2011 and 2010 performance under our Amended and Restated Senior Executive Annual Cash Incentive Plan. The methodology applied in determining these cash incentive amounts is discussed under “Compensation Discussion and Analysis” at “Annual Cash Incentive Opportunities” on page 71.
(4)	Amounts shown in this column include (i) the aggregate of the increase in actuarial values of each of the Named Executive Officer’s benefits under our Pension Plan and Supplemental Pension Plan and (ii) the portion of interest earned on Non-Qualified Deferred Compensation assets that exceeds the SEC benchmark “market” rate (120% of the applicable federal long-term rate). For fiscal 2012, the aggregate increase in actuarial values and above market earnings, respectively, for each of the Named Executive Officers was as follows: Mr. Wallace — $11,328 and $30,405; Mr. Brown — $89,936 and $5,908; Mr. Rahimian — $64,632 and $10,387; Mr. Ravenscroft —$0 and $0; Mr. Halsey — $0 and $4,379; and Mr. Hix — $0 and $9,306.
(5)	Amounts shown in this column for fiscal 2012 include for each Named Executive Officer the items listed in the following table. For those items which are perquisites, we include the incremental costs to the Company of providing the perquisites, and we value perquisites based on the amount we actually paid to the third party to obtain the perquisite for the executive.

Items Included in “All Other Compensation” for Fiscal 2012	Mr. Wallace	Mr. Brown	Mr. Rahimian	Mr. Ravenscroft	Mr. Halsey	Mr. Hix
Company contribution to Executive Supplemental Retirement Plan	$189,900	$26,259	$51,818	$31,102	$33,734	$0
Company contribution to 401(k) Employee Savings Plan	15,000	14,963	13,935	11,537	14,963	1,575
Perquisites or Personal Benefits	64,442	14,918	34,608	44,986	16,528	11,201

The following table identifies the perquisites or personal benefits that were made available and utilized by each Named Executive Officer in fiscal 2012. Such benefits differ among Named Executive Officers depending on employment classification, location, and, with respect to certain benefits, whether the Named Executive Officer chose to utilize them in fiscal 2012.

Items Included in Perquisites or Personal Benefits	Mr. Wallace	Mr. Brown	Mr. Rahimian	Mr. Ravenscroft	Mr. Halsey	Mr. Hix
Financial planning program	X		X			X
Tax planning assistance				X	X
Car allowance	X	X	X	X	X	X
Reimbursement for club membership	X		X
Supplemental disability insurance premiums	X	X	X	X	X	X
Life insurance premiums	X	X	X	X	X	X
Long-term care insurance premiums						X
Physical examinations to the extent not covered by insurance	X	X	X	X	X	X
Relocation assistance	X			X

In fiscal 2012, the Company relocated Mr. Ravenscroft to Dayton, Ohio. The Company maintains a relocation policy applicable to all management-level employees, including Named Executive Officers. Pursuant to the relocation policy, the Company reimbursed Mr. Ravenscroft for $32,815 in certain out-of-pocket costs resulting from his relocation. None of the reimbursed amount was used to cover a loss in Mr. Ravenscroft’s home value. Also in accordance with the Company’s relocation policy, the Company reimbursed Mr. Ravenscroft for $4,226 of taxes with respect to the relocation costs. In fiscal 2011, the Company relocated Mr. Wallace to Houston, Texas. In fiscal 2012, Mr. Wallace was reimbursed for additional expenses associated with his fiscal 2011 relocation in the amount of $3,254 which resulted in reimbursement of taxes with respect to the additional relocation expense in the amount of $2,021.

(6)	Mr. Hix resigned from the Company effective December 2, 2011. Effective December 2, 2011, Mr. Brown became the Interim Chief Financial Officer of the Company.

Grants of Plan-Based Awards in Fiscal 2012

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(5)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mr. Wallace	FY 2012 cash incentive plan(1)	$375,000	$750,000	$1,500,000
	10/5/11 LTIP(2)				5,220	10,440	20,880				$381,164
	Restricted Share Awards/ Units (3)							13,180			$481,202
	Stock Options (4)								24,680	$36.51	$393,646

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)		Grant Date Fair Value of Stock and Option Awards ($)(5)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Mr. Brown	FY 2012 cash incentive plan(1)	$37,450	$74,900	$149,800

	10/5/11 LTIP(2)				380	760	1,520						$27,748

	Restricted Share Awards/ Units(3)							2,758					$127,787

	Stock Options (4)								1,800 4,724	$ $	36.51 50.07	$ $	28,710 75,348
Mr. Rahimian	FY 2012 cash incentive plan(1)	$103,200	$206,400	$412,800
	10/5/11 LTIP(2)				1,540	3,080	6,160						$112,451
	Restricted Share Awards/ Units(3)							4,450					$162,470
	Stock Options (4)								7,270		$36.51		$115,957
Mr. Ravenscroft	FY 2012 cash incentive plan(1)	$63,750	$127,500	$255,000

	10/5/11 LTIP(2)				950	1,900	3,800						$69,369

	Restricted Share Awards/ Units(3)							11,566					$419,375

	Stock Options (4)								4,490		$36.51		$71,616
Mr. Halsey	FY 2012 cash incentive plan(1)	$53,325	$106,650	$213,300
	10/5/11 LTIP(2)				725	1,450	2,900						$52,940
	Restricted Share Awards/ Units (3)							1,450					$52,940
	Stock Options (4)								3,410		$36.51		$54,390

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(5)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mr. Hix(6)	FY 2012 cash incentive plan(1)	$109,200	$218,400	$436,800

	10/5/11 LTIP(2)				1,465	2,930	5,860				$106,974

	Restricted Share Awards/ Units (3)							4,300			$156,993

	Stock Options (4)								6,910	$36.51	$110,215

(1)	Represents the threshold, target and maximum cash incentive awards set for fiscal 2012 under our annual executive officer cash incentive compensation program. The methodology applied in determining these awards and how they are earned is discussed under “Compensation Discussion and Analysis” at “Annual Cash Incentive Opportunities” on page 71. The actual annual cash incentives paid to the Named Executive Officers for fiscal 2012, 2011, and 2010 are set forth in the Summary Compensation Table.
(2)	Represents the fiscal 2012 performance share award under the LTIP plan (a subplan under the 2004 Plan) assuming a payout at threshold, target, and maximum. The methodology applied in determining these awards and how they are earned is discussed under “Compensation Discussion and Analysis” at “Fiscal 2012 Performance Share Awards” on page 73. The actual value of performance share awards received by the Named Executive Officers for fiscal 2012, 2011, and 2010, calculated using the closing prices on the date of grant of $36.51 for 2012, $26.68 for 2011 and $22.33 for 2010, were: Mr. Wallace — $174,065, $862,351, and $492,957; Mr. Brown — $12,671, $63,712, and $37,760; Mr. Rahimian — $51,353, $262,424, and $151,732; Mr. Ravenscroft — $31,679, $0, and $0; Mr. Halsey — $24,176, $119,953, and $71,143; and Mr. Hix — $0, $239,960, and $135,208. The actual value of fiscal 2012 performance awards represents the portion of the fiscal 2012 award attributable to fiscal 2012 performance.
(3)	Represents the following awards made under the 2004 Plan:
-	Restricted share unit awards made on October 5, 2011, to Mr. Wallace (10,440), Mr. Brown (760), Mr. Rahimian (3,080), Mr. Ravenscroft (1,900), Mr. Halsey (1,450), and Mr. Hix (2,930). These shares vest in equal installments over a three-year period.
-	Restricted share unit awards made on October 5, 2011, to Mr. Wallace (2,740),Mr. Rahimian (1,370); and Mr. Hix (1,370) on October 5, 2011, under the 2004 Plan. These awards vest after three years on October 5, 2014, if the Named Executive Officer remains employed by the Company at that time.
-	A restricted share award made to Mr. Ravenscroft (9,666) on September 29, 2011, upon his employment with Robbins & Myers. This award vests after three years on September 29, 2014, if Mr. Ravenscroft remains employed by the Company at that time.
-	A restricted share unit award made to Mr. Brown (1,998) on January 11, 2012. This award vests after three years on January 11, 2015 if Mr. Brown remains employed by the Company at that time.

(4)	Represents an option award an October 5, 2011, under the 2004 Plan. These options have a ten-year term, become exercisable ratably over a three-year period, and have an option exercise price equal to the closing price of a common share on the date of grant. Also includes an option award on January 11, 2012, to Mr. Brown (4,724) under the 2004 Plan which vests three years from the date of grant if Mr. Brown remains employed by the Company at that time. These options have a ten-year term, become exercisable after three years, and have an option exercise price equal to the closing price of a common share on the date of grant.
(5)	Represents the grant date fair value computed in accordance with FASB ASC Topic 718 for stock options, restricted shares, restricted share units, and performance shares, assuming, for performance shares, a payout at target.
(6)	Mr. Hix resigned on December 2, 2011 and forfeited all grants of Plan-based awards made to him in fiscal 2012.

Outstanding Equity Awards At August 31, 2012

	Option Awards(1)				Stock Awards(2)
Name(5)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price $	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested (#)(3)	Market Value of Shares or Units of Stock That have Not Vested ($)(4)
Mr. Wallace	34,000	0	$15.25	10/4/2016	23,954	$1,432,928
	41,154	0	$29.73	10/5/2017
	43,165	0	$21.44	10/9/2018
	51,290	0	$22.33	10/6/2019
	12,738	25,476	$26.68	10/5/2020
	0	24,680	$36.51	10/5/2021
Mr. Brown	50,000	0	$10.89	6/25/2014	3,554	$212,600
	20,000	0	$10.79	10/6/2015
	1,544	0	$29.73	10/5/2017
	1,660	0	$21.44	10/9/2018
	3,430	0	$22.33	10/6/2019
	942	1,883	$26.68	10/5/2020
	0	1,800	$36.51	10/5/2021
	0	4,724	$50.07	1/5/2022
Mr. Rahimian	10,288	0	$29.73	10/5/2017	7,728	$462,289
	3,877	7,753	$26.68	10/5/2020
	0	7,270	$36.51	10/5/2021
Mr. Ravenscroft	0	4,490	$36.51	10/5/2021	11,566	$691,878
Mr. Halsey	3,716	0	$29.73	10/5/2017	2,948	$176,349
	6,226	0	$21.44	10/9/2018
	6,430	0	$22.33	10/6/2019
	1,773	3,544	$26.68	10/5/2020
	0	3,410	$36.51	10/5/2021

(1)	Each option listed in the table has a ten-year term and was granted on the same day and in the same month as its expiration date, but 10 years earlier. All options become exercisable with respect to one-third of the shares on the first annual anniversary date of their grant, two-thirds of the shares on the second anniversary, and 100% of the shares on the third anniversary except that the option award to Mr. Brown on January 5, 2012, becomes 100% exercisable on the third anniversary.

(2)	All restricted share units granted in October 2009 vested upon the approval by our shareholders of the acquisition of T-3 Energy Services, Inc. on January 7, 2011; however, in accordance with the terms of such awards, the restricted share units were not paid out until October 5, 2012, as follows: Mr. Wallace – 12,120; Mr. Brown – 930; Mr. Rahimian – 3,730; and Mr. Halsey – 1,750. The 3,320 restricted share units granted in October 2009 to Mr. Hix vested on January 7, 2011, and were paid out six months after his termination on June 4, 2012. In addition, 22,076 performance shares granted to Mr. Wallace in October 2009 vested upon the approval by our shareholders of the T-3 acquisition, and in accordance with the terms of such award, the performance shares were paid out on August 31, 2012.
(3)	These restricted share units and restricted shares vest as follow:
Mr. Wallace — restricted share units: 5,387 and 3,480 (10/5/2012), 5,387 and 3,480 (10/5/2013), and 2,740 and 3,480 (10/5/2014).
Mr. Brown — restricted share units: 398 and 254 (10/5/2012), 398 and 253 (10/5/2013), 253 (10/5/2014) and 1,998 (1/5/2015).
Mr. Rahimian — restricted share units: 1,639 and 1,027 (10/5/2012), 1,639 and 1,027 (10/5/2013), and 1,026 and 1,370 (10/5/2014).
Mr. Ravenscroft — restricted share units: 634 (10/5/2012), 633 (10/5/2013), and 633 (10/5/2014); restricted shares – 9,666 (9/29/2014).
Mr. Halsey — restricted share units: 749 and 484 (10/5/2012), 749 and 483 (10/5/2013), and 483 (10/5/2014).
(4)	Market value of shares is the number of shares that have not vested multiplied by our closing price per share of $59.82 on August 31, 2012.
(5)	Mr. Hix resigned from the Company effective December 2, 2011. All unvested options and unvested stock awards were forfeited as a result of his resignation.

Option Exercises and Stock Vested in Fiscal 2012

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
Mr. Wallace	0	$0	5,387	$196,679
Mr. Brown	0	$0	398	$14,531
Mr. Rahimian	29,062	$745,636	1,640	$59,876
Mr. Ravenscroft	0	$0	0	$0
Mr. Halsey	0	$0	750	$27,383
Mr. Hix	39,712	$1,090,480	1,499	$54,728

(1)	Represents the excess of the market price of a common share on the date of exercise of the option over the exercise price times the number of shares acquired upon exercise of the option.
(2)	Represents the vesting in fiscal 2012 of restricted shares and restricted share units awarded under our 2004 Plan in prior years.
(3)	Calculated based on the closing price of $36.51 on October 5, 2011, the date on which the stock awards vested.

Post-Employment (Retirement) Compensation

The Company has two active retirement plans for Named Executive Officers:

•	A qualified 401(k) Employee Savings Plan, which we refer to as the 401(k) Plan.

•	A nonqualified, defined contribution plan, which we refer to as the Executive Supplemental Retirement Plan.

The Company has two inactive retirement plans from which benefits are still payable, but under which no additional benefits are being earned (other than earnings credits as described below):

•	A qualified defined benefit pension plan, which we refer to as the Prior Pension Plan.

•	A nonqualified supplemental plan, which we refer to as the Prior Supplemental Pension Plan.

Pension Benefits

The Company has no active defined benefit pension plans. Messrs. Wallace, Brown, and Rahimian are the only Named Executive Officers that participated in the inactive defined benefit pension plans. The following table provides information concerning these inactive defined benefit pension plans.

		Pension Benefits (1), (2), (3)
Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit($)	Payments During Last Fiscal Year ($)
Mr. Wallace	Prior Pension Plan	2.3	$34,883	0
	Prior Supplemental Pension Plan	2.9	74,215	0
Mr. Brown	Prior Pension Plan	10.3	271,594	0
	Prior Supplemental Pension Plan	10.3	190,884	0
Mr. Rahimian	Prior Pension Plan	20.1	315,778	0
	Prior Supplemental Pension Plan	20.1	165,773	0

(1)

The Prior Pension Plan was for officers and other salaried employees and was “frozen” on December 31, 2005. Retirement benefits for Messrs. Wallace and Rahimian under the Prior Pension Plan are calculated on a “cash balance” benefit formula basis. Under the cash balance benefit formula, each year a percentage of the employee’s compensation (5% if less than 15 years of service; 6.5% if 15 or more years of service) was credited to the employee’s cash balance account. For certain individuals including Mr. Rahimian, the pay credits were doubled to 10% and 13%, respectively, until December 31, 2005. Effective December 31, 2005, the Prior Pension Plan was “frozen” in that no future pay credits are credited to any participant’s account. Each account is also credited annually with interest. The interest credits continue to apply even though there are no more pay credits. Interest is credited quarterly and is the greater of (1) the average of the U.S. Government One-Year Treasury Constant Maturities for the last business day of the 12 months ending August preceding the plan year, rounded to the next highest quarter percent and (2) 3.5%. Upon retirement, the employee may receive benefits in the form of a lump sum payment equal to the employee’s cash balance account or a monthly annuity equal to the actuarial equivalent of the cash balance account. Mr. Brown’s retirement benefits under the plan are calculated on a “final average earnings” formula basis. For him, the Company calculates retirement benefits under the Prior Pension Plan on the basis of his average annual compensation for the five highest years during his last ten years of employment with reductions for credited years of service less than 35. Compensation for the purpose of calculating retirement benefits includes salary and cash incentive compensation (exclusive of deferred incentive compensation). The maximum annual retirement benefit that the Company can pay under the Pension Plan to any participant as a result of limitations imposed under the Internal Revenue Code is presently $200,000. The Prior Supplemental Pension Plan provides supplemental retirement benefits for Messrs. Wallace, Brown, and Rahimian. The supplemental retirement benefit is equal to the excess of (i) the benefit that would have been payable to the employee under the Prior Pension Plan without regard to certain annual retirement income and pay limitations imposed by federal law over (ii) the benefit payable to the employee under the Prior Pension Plan. The Prior Supplemental Pension Plan also provides in the case of Messrs. Wallace and Rahimian that the employee’s cash balance account at retirement would be multiplied by 150% and 130%, respectively. The estimated annual benefits payable at normal retirement (age 65) in the form of an annuity to Messrs. Wallace and Rahimian are $10,100 and $50,400, respectively. In making these estimates, the assumptions applied to the “frozen” August 31, 2012 account balances were (i) that the interest rate for all years is 3.5%, which was the rate used for the 2012 plan year and (ii) that the projected cash balance account at normal retirement age (after applying the multiplier in effect for participants in the Prior Supplemental Pension Plan) was converted to an annuity using the interest rate and mortality assumptions under section 417(e)(3)(c) and 417 (e)(3)(B) respectively. The estimated annual benefit payable at normal retirement age in the form of an annuity to Mr. Brown is $40,700.
(2)	No Named Executive Officer is eligible for early retirement under any retirement plan of the Company.
(3)	Other assumptions not explicitly mentioned are the same as those assumptions used for financial reporting. Please refer to Note 11 to our Consolidated Financial Statements for the year ended August 31, 2012, for more information on those assumptions.

Nonqualified Deferred Compensation

Other than the 401(k) Plan, the only active retirement plan that the Company maintains for the Named Executive Officers is the Executive Supplemental Retirement Plan, which was established in fiscal 2006. The following table provides information concerning the Executive Supplemental Retirement Plan.

Nonqualified Deferred Compensation (1)

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Mr. Wallace	0	$191,400	$59,786	0	$1,105,728
Mr. Brown	0	26,409	11,617	0	203,976
Mr. Rahimian	0	61,312	20,423	0	373,287
Mr. Ravenscroft	0	31,102	0	0	31,102
Mr. Halsey	0	33,947	8,610	0	165,550
Mr. Hix	0	0	18,299	0	279,715

(1)	As described in footnote (1) to the Pension Benefits table, above, the Company “froze,” as of December 31, 2005, all of the plans that provided retirement benefits to the Named Executive Officers and adopted the Executive Supplemental Retirement Plan. This plan is an unfunded defined contribution plan under which the Company annually credits an amount equal to 10% of the participant’s salary and annual cash incentive compensation to the participant’s deferred compensation account. The amount credited under the plan, however, is reduced by certain amounts the Company credits to the participant’s account for the same fiscal year under the 401(k) Plan. The Company also credits interest at a rate of 7% per annum on the amounts credited to the participant’s deferred compensation account. The Company will distribute the aggregate balance in the participant’s deferred compensation account to him on the first day of 14th month after the later of the participant’s retirement from the Company or attaining age 60. A participant may elect up to 12 months before such lump sum payment date to be paid in equal annual installments over 15 years or less, but the first installment payment may not be made until five years after such lump sum payment date. Upon termination of employment, a participant forfeits his benefits under the plan if he has less than five years of service with the Company unless the reason for termination was disability or death.

(2)	Amounts in this column are included in the “All Other Compensation” column of the Summary Compensation Table.
(3)	For each Named Executive Officer, only 3.5% of the amounts listed in this column were included in the Summary Compensation Table. This amount represents the portion of interest earned on Non-Qualified Deferred Compensation assets that exceeds the SEC benchmark “market” rate (120% of the applicable federal long-term rate). See Summary Compensation Table at footnote (4) for additional information.

Potential Payments Upon Termination of Employment or a Change-in-Control

Payments and benefits received by Named Executive Officers upon termination or a change-in-control are governed by the arrangements described below and quantified in the tables at the end of this section. The amounts shown in the tables assume the termination of employment and change of control occurred on August 31, 2012, the last day of fiscal 2012 (based on the executive’s compensation and service levels at such date and the closing stock price of our common shares on August 31, 2012, of $59.82 per share). The actual amounts to be paid out can only be determined at the time of the Named Executive Officer’s departure from the Company.

The approval by our shareholders of the merger of T-3 Energy Services, Inc. (“T-3”) with one of our subsidiaries constituted a change of control under our 2004 Stock Incentive Plan As Amended for all grants and awards made under the 2004 Plan prior to October 5, 2010. All outstanding, unvested stock options, restricted shares, restricted share units, and performance shares granted or awarded prior to October 5, 2010, vested on January 7, 2011, when our shareholders approved the merger with T-3. Effective October 5, 2010, we revised the definition of change of control in the 2004 Plan and consequently, the merger with T-3 did not constitute a change of control for grants or awards made on or after October 5, 2010. See “Change-in-Control Agreements” on page 74 for additional information.

The consummation of the pending merger with NOV will constitute a change of control under all of the arrangements described below.

Prior Pension Plan and Prior Supplemental Pension Plan

Named Executive Officers who are terminated for any reason receive their vested benefits under the Prior Pension Plan and the Prior Supplemental Pension Plan as discussed in the “Pension Benefits” section, above.

Executive Supplemental Retirement Plan and 401(k) Plan

Named Executive Officers who are terminated for any reason other than cause receive their vested aggregate account balance as discussed in the “Nonqualified Deferred Compensation” section. In addition, upon a change of control, unvested amounts under the supplemental retirement plan vest.

Life Insurance and Disability

We have life insurance and disability insurance programs that would provide Named Executive Officers or their beneficiaries certain payments in the event the executive’s employment were terminated due to death or disability.

Stock Compensation Plans

Under the Company’s stock plans (meaning our 1999 Plan and 2004 Plan), unvested equity awards (or in the case of options, unexercisable options) are treated as follows:

Nature of Termination	Restricted Shares and Restricted Share Unit Awards	Stock Options
Voluntary (other than Retirement)	Forfeit	Forfeit unexercisable; vested exercisable for 30 days

Involuntary for Cause	Forfeit	Forfeit

Involuntary without Cause	Forfeit	Forfeit unexercisable; vested exercisable for 30 days

Early Retirement and Normal Retirement	Fully vest	All become exercisable — for one year (early retirement) and three years ( normal retirement)

Death and Disability	Fully vest	All become exercisable for three years

Change of Control	Fully vest	Fully vest

Employment Agreement with Mr. Wallace and Change-in-Control Agreements With Other Named Executive Officers

We have entered into an employment agreement with Mr. Wallace and change-in-control agreements with each of the other Named Executive Officers.

The change-in-control agreements with Messrs. Brown, Rahimian, and Halsey expire on June 30, 2013. Mr. Ravenscroft’s agreement expires on October 5, 2013. The agreements, however, automatically renew each year for an additional year unless at least 60 days prior to the scheduled renewal date, we advise the executive that the agreement will not be extended for an additional year in which case the agreement would continue for the one year period remaining in the current term.

The change-in-control agreements provide that if the executive is terminated by us other than for cause or disability or if the executive elects to terminate employment for good reason within two years following a change-in-control, the executive will be entitled to certain payments and benefits listed in the table below.

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

The following table sets forth the payments and benefits that would have been due to a Named Executive Officer (other than Mr. Wallace) if a change-in-control of the Company had occurred on August 31, 2012. Other than the change-in-control agreements, we do not have any severance plans or agreements covering the Named Executive Officers included in the table. Mr. Hix resigned December 2, 2011, and therefore is not party to a change-in-control agreement.

Change-in-Control Occurs and Then the Following Occurs	Compensation Component	Mr. Brown	Mr. Rahimian	Mr. Ravenscroft	Mr. Halsey
Employment Continues	Prorated annual cash incentive(1)	0	0	0	0
	Unexercisable options become exercisable(2)	$150,420	$426,398	$104,662	$196,935
	Immediate vesting of restricted shares and restricted share units(3)	212,600	462,289	691,878	176,349
	Performance shares vest(4)	189,450	777,181	114,077	357,783
	Immediate vesting of supplemental retirement plan(5)	—	—	31,102	—
	Payout of vested restricted share units(6)	79,441	321,233	—	149,550
	Total	$631,911	$1,987,101	$941,719	$880,617
Termination without Cause by the Company or Termination by Executive for Good Reason(7), (8)	1.5 times base salary	321,000	516,000	382,500	355,500
	1.5 times average annual cash incentive for last 3 years(9)	132,250	342,900	246,144	186,285
	18 months of health and welfare benefits	1,500	27,699	27,700	15,328
	Total	$453,750	$886,599	$656,344	$557,113
Termination Due to Disability or Death(7)	No special payments or benefits.	0	0	0	0
Termination Due to Retirement(7)	No special payments or benefits.	0	0	0	0
Termination for Cause by the Company or Termination by Executive without Good Reason(7)	No special payments or benefits	0	0	0	0

(1)	Table assumes a change-in-control at the end of fiscal 2012 at which time the cash incentive compensation for fiscal 2012 would have been fully earned. At any other time, there would be a prorated annual cash incentive paid under our Amended and Restated Senior Executive Annual Cash Incentive Plan. In the event employment continues or there is a termination due to death, disability, or retirement, the executive will receive a prorated projected annual cash incentive payable after the close of the fiscal year. In the event there is a termination without cause by the company or termination by the executive for good reason, the executive will receive a prorated target annual cash incentive payable at the time of termination.
(2)	Represents the excess of the closing price of our shares of $59.82 on August 31, 2012, over the option exercise price of options that became exercisable due to the occurrence of a change-in-control.
(3)	Represents the value of restricted shares and restricted share units that vested on account of a change-in-control, using the $59.82 per share closing price on August 31, 2012. In the event of retirement, restricted shares and restricted share units vest only with the consent of the Compensation Committee.

(4)	Performance share awards made in October 2010 and 2011 vest to the extent they have been earned are paid out in common shares. Performance shares awarded in 2011 are paid at target except that in the event of death, disability, or retirement, when performance shares are paid at actual earned amounts for completed fiscal years up to the date of termination and at target for any remaining fiscal years. The amount listed includes the dollar value of the following dividend equivalent shares: Mr. Brown – 18 shares, Mr. Rahimian – 76 shares, Mr. Ravenscroft – 7 shares, and Mr. Halsey – 35 shares.
(5)	Retirement benefits under the Executive Supplemental Retirement Plan normally vest after five years of service.
(6)	Restricted share units granted in October 2009, which vested upon the approval by our shareholders of the acquisition of T-3 Energy Services, Inc. on January 7, 2011, and one third of restricted share units granted on October 5, 2010, which vested on October 5, 2011.
(7)	The amount listed would be in addition to the amounts listed in the section entitled “Employment Continues.”
(8)	None of our named executive officers other than Mr. Wallace is entitled to receive any gross-up payment for excise taxes that may be imposed under Sections 280G and 4999 of the Internal Revenue Code in connection with a change-in-control. Instead, if the occurrence of a change-in-control and/or the termination of such a named executive officer’s employment in connection with a change-in-control would result in the imposition of any excise tax under Sections 280G and 4999 of the Internal Revenue Code, the named executive officer would either (a) receive all compensation to which he is otherwise entitled, subject to the excise tax, or (b) have his compensation reduced to the “safe harbor” level at which no excise tax would be imposed, if such a reduction would result in the named executive officer receiving a greater net after-tax benefit. Based on the assumptions stated below, it is estimated that the cash severance payments to Mr. Ravenscroft pursuant to his change-in-control agreement would be reduced by approximately $159,780, in order to avoid the imposition of excise tax under Sections 280G and 4999 of the Internal Revenue Code. The amount of cash severance disclosed in the table above reflects the full cash severance payable to Mr. Ravenscroft, before any such reduction. Based on the assumptions stated below, none of our other named executive officers would be subject to any excise tax under Sections 280G and 4999 of the Internal Revenue Code. For this purpose, it is assumed that a change-in-control occurred on August 31, 2012, each named executive officer’s employment was terminated involuntarily without cause or by the named executive officer for good reason on that date, and present values of benefits are determined using discount rates of 0.30% and 1.06%, as applicable.
(9)	For Messrs. Brown, Rahimian and Halsey, the amount listed is 1.5 times the average annual cash incentive earned for fiscal years 2009, 2010 and 2011. For Mr. Ravenscroft, who had less than three years of employment as of August 31, 2012, the amount listed is 1.5 times the annual cash incentive earned for fiscal 2012.

We entered into an employment agreement with Mr. Wallace on June 28, 2006, which expires on June 30, 2013. The agreement, however, automatically renews each year for an additional year unless at least 60 days prior to the scheduled renewal date, we or Mr. Wallace elect not to extend the agreement for an additional year in which case the agreement would continue for the one-year period remaining in the current term. The following table sets forth the payments and benefits that would have been due to Mr. Wallace under the agreement if a change-in-control of the Company had occurred on August 31, 2012, or upon termination of his employment both before and after a change-in-control of the Company.

Triggering Event	Compensation Component	Payout
Termination Due to Retirement, Death, or Disability	Prorated annual cash incentive(1)	$0
	Unexercisable options become exercisable(2)	1,419,565
	Immediate vesting of restricted share units(3)	1,432,928
	Immediate vesting of performance shares(4)	2,572,978
	Payout of vested restricted share units and performance shares(5)	1,047,269

	Total	$6,472,740

Termination without Cause by the Company or Termination by Executive for Good Reason	Severance payments for 22 months	$2,750,000
	Prorated annual cash incentive(1)	0
	Unexercisable options become exercisable(2)	1,419,565
	Immediate vesting of restricted share units(3)	1,432,928
	Immediate vesting of performance shares(4)	2,572,978
	Payout of vested restricted share units and performance share units(5)	1,047,269
	24 months of health and welfare benefits	20,438

	Total	$9,243,178

Change-in-Control - Employment Continues	Prorated annual cash incentive	0
	Unexercisable options become exercisable(2)	$1,419,565
	Immediate vesting of restricted share units(3)	1,432,928
	Immediate vesting of performance shares(4)	2,572,978
	Payout of vested restricted share units and performance shares(5) Gross-up payment for any excise tax(6)	1,047,269 0
	Total	$6,472,740

Change-in-Control -Termination without Cause by the Company or Termination by Executive for Good Reason(7)	3.0 times base salary	2,250,000
	3.0 times average annual cash incentive for last 3 years	2,390,800
	24 months of health and welfare benefits	20,438
	Gross-up payment for any excise tax(6)	0
	Total	$4,661,238

Change-in-Control - Termination by Executive in the 13th month following a Change-in-Control(7)	2.0 times base salary	1,500,000
	2.0 times average annual cash incentive for last 3 years	1,593,867
	24 months of health and welfare benefits	20,438
	Gross-up payment for any excise tax(6)	0
	Total	$3,114,305

Change-in-Control-Termination for Cause by the Company or Termination by Executive without Good Reason other than in the 13th month following a Change-in-Control(7)	No special payments or benefits

(1)	Chart assumes termination at end of fiscal 2012 at which time the annual cash incentive for fiscal 2012 would have been fully earned. At any other time, there would be a prorated annual cash incentive paid.
(2)	Represents the excess of the closing price of our shares of $59.82 on August 31, 2012, over the option exercise price of options that became exercisable due to the occurrence of a change-in-control.
(3)	Represents the value of restricted share units that vested on account of a change-in-control, using the $59.82 per share closing price on August 31, 2012. In the event of retirement, restricted share units vest only with the consent of the Compensation Committee.
(4)	Performance share awards made in October 2010 and 2011 to the extent they have been earned are paid out as common shares. Performance shares awarded in 2011 are paid at target except that in the event of death, disability, or retirement when performance shares are paid at actual earned amounts for completed fiscal years up to the date of termination and at target for any remaining fiscal years. The amount listed includes the dollar value of 250 dividend equivalent shares.
(5)	Restricted share units granted in October 2009, which vested upon the approval by our shareholders of the acquisition of T-3 Energy Services, Inc. on January 7, 2011, and one third of restricted share units granted on October 5, 2010, which vested on October 5, 2011.
(6)	Mr. Wallace’s employment agreement provides that if any excise tax is imposed on Mr. Wallace’s compensation under Sections 280G and 4999 of the Internal Revenue Code in connection with the occurrence of a change-in-control and/or termination of Mr. Wallace’s employment in connection with a change-in-control, Mr. Wallace would be entitled to receive an additional gross-up payment such that, after paying all taxes on the gross-up payment, Mr. Wallace would retain an amount of the gross-up payment equal to the amount of the excise tax. However, based on the assumptions stated below, Mr. Wallace would not be subject to any excise tax under Sections 280G and 4999 of the Internal Revenue Code. For this purpose, it is assumed that a change-in-control occurred on August 31, 2012, Mr. Wallace’s employment was terminated involuntarily without cause or by Mr. Wallace for good reason on that date, and present values of benefits are determined using a discount rate of 0.30%.
(7)	The amount listed would be in addition to amount listed in the row entitled “Change-in-Control-Employment Continues,” except that the annual cash incentive would be prorated target.

The change-in-control agreements and Mr. Wallace’s employment agreement each provide that the executive will maintain the confidentiality of the Company’s confidential information indefinitely and for one year after termination of employment for any reason will not compete with the Company or solicit employees to leave the Company and join another organization.

DIRECTOR COMPENSATION

Directors who are not employees of the Company receive the compensation listed in the following table for services as a director. The information set forth in the table describes director compensation as in effect during fiscal 2012.

Non-Employee Director Compensation	Amount
Annual Cash Retainer	$40,000
Annual Restricted Stock Award(1)	$60,000 in Shares Vest After One Year of Service
Meeting Attendance Fees(2)	Board — $1,500; Committee — $1,000
Chair of Audit Committee	Additional $10,000 Retainer
Chair of Compensation Committee	Additional $7,500 Retainer
Chair of Nominating and Governance Committee	Additional $7,500 Retainer
Board Chair	$125,000 in lieu of Retainers and Meeting Fees

(1)	Awards are made under the 2004 Stock Incentive Plan As Amended on the date of each annual meeting of shareholders.
(2)	If meeting is telephonic, fees are 50% of amount stated.

Our non-employee directors are required to own our common shares having a value equal to at least five times the annual cash retainer we pay directors. Until a director meets the stock ownership requirement, the director must retain at least 60% of all stock compensation paid by us.

The following table provides additional information on fiscal 2012 compensation for non-employee directors who served during fiscal 2012.

	Director Compensation Table
Name	Fees Earned or Paid in Cash ($)(1)(2)	Stock Awards ($)(2)	Total ($)
Richard J. Giromini	$56,500	$60,000	$116,500
Stephen F. Kirk	63,000	60,000	123,000
Andrew G. Lampereur	65,000	60,000	125,000
Thomas P. Loftis	125,000	60,000	185,000
Dale L. Medford	66,500	60,000	126,500
Albert J. Neupaver	55,500	60,000	115,500

(1)	Consists of the cash amounts described in the preceding table.
(2)	The grant date fair value of the restricted share awards granted to each of the directors in 2012 under FASB ASC Topic 718 was $60,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of August 31, 2012:

Plan Category	(a) Number of Common Shares to be issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders (1,2)	615,546	$26.10	970,271
Equity compensation plans not approved by shareholders	—	—	—

Total	615,546	$26.10	970,271

(1)	Includes outstanding options under (i) our 1995 Stock Option Plan for Non-Employee Directors, and 1999 Long-Term Incentive Plan, all of which have terminated as to future awards, and (ii) our 2004 Stock Incentive Plan As Amended.
(2)	All shares listed in Column (c) are available for future awards under our 2004 Stock Incentive Plan As Amended. Awards may be comprised of options, restricted shares, restricted units, performance shares, share awards or share unit awards upon such terms as the Compensation Committee of the Board determines at the time of grant that are consistent with the express terms of the plan.

SECURITY OWNERSHIP

Directors and Executive Officers

Set forth below is information as of October 15, 2012 concerning common shares of the Company beneficially owned by each director, each of our Named Executive Officers, and directors and executive officers as a group. In addition to the shares shown in the following table, executive officers hold restricted share units, as listed in footnote 3 to the table.

Individual or Group (1)	Number of Common Shares Beneficially Owned as of October 15, 2012 (2)(3)(4)	Percent of Class
Richard J. Giromini	6,786	(5)
Stephen F. Kirk	13,350	(5)
Andrew G. Lampereur	10,500	(5)
Thomas P. Loftis	59,882	(5)
Dale L. Medford	21,266	(5)
Albert J. Neupaver	8,386	(5)
Peter C. Wallace	416,105	(5)
Kevin J. Brown	134,793	(5)
Saeid Rahimian	84,830	(5)
Jeffrey L. Halsey	29,919	(5)
Aaron H. Ravenscroft	11,163	(5)
Directors and Executive Officers as a Group (13 persons)	799,168	1.9%

(1)	Christopher M. Hix, our former Vice President and Chief Financial Officer, resigned on December 2, 2011.
(2)	Unless otherwise indicated, total voting power and total investment power are exercised by each individual and/or a member of his household. Shares which a person may acquire within 60 days of October 15, 2012 are treated as “beneficially owned” and the number of such shares included in the table for each person is:

Mr. Giromini — 0	Mr. Kirk — 0	Mr. Lampereur — 0
Mr. Loftis — 4,000	Mr. Medford — 0	Mr. Neupaver — 0
Mr. Wallace —203,312	Mr. Brown — 79,118	Mr. Rahimian — 20,466
Mr. Halsey — 21,054
Directors and Executive Officers as a Group (13 persons) — 329,447

(3)	In addition to the shares listed in the table, as of October 15, 2012, executive officers held the following number of vested and unvested restricted share units. No director holds any restricted share units.

Named Executive Officer	Vested	Unvested
Mr. Wallace	14,254	15,087
Mr. Brown	1,050	2,902
Mr. Rahimian	4,306	5,062
Mr. Halsey	1,983	1,715
Mr. Ravenscroft	634	1,266
Directors and Executive Officers as a Group (13 persons)	22,227	26,032

(4)	This table does not include: (i) performance shares granted in October 2011 earned based on performance for the fiscal year ended August 31, 2011, subject to a two-year vesting period, or (ii) performance shares granted in October 2012 which will be earned based on performance for the fiscal years ending August 31, 2012, 2013 and 2014.

(5)	Less than 1%.

Principal Shareholders

The only persons known by the Board of Directors of the Company to be beneficial owners of more than 5% of the outstanding common shares of the Company as of October 15, 2012 are listed in the following table:

Name and Address	Number of Common Shares Beneficially Owned as of October 15, 2012	% of Class(1)
Blackrock, Inc. (2) 40 East 52nd Street New York, NY 10022	3,349,094	7.9%
GAMCO Investors, Inc. (3) One Corporate Center Rye, New York 10580-1435	2,171,150	5.1%
M.H.M. & Co., Ltd.(4) 830 Hanna Building Cleveland, OH 44115	5,176,042	12.3%

(1)	Calculated based on 42,180,217 common shares outstanding as of August 31, 2012.
(2)	Pursuant to Amendment No. 2 to Schedule 13G filed by Blackrock with the SEC on February 10, 2012, Blackrock has sole voting and dispositive power with respect to the listed shares.
(3)	Pursuant to Schedule 13D filed with the SEC on September 5, 2012, by Mario J. Gabellio and various entities which he directly or indirectly controls or for which he acts as chief investment officer, Mr. Gabellio and each such entity has sole voting and dispositive power over the listed shares it holds as follows: Gabelli Funds LLC – 822,964 shares; GAMCO Asset Management Inc. – 954,551 shares; Gabelli Securities, Inc. – 291,535 shares; Gabelli Foundation, Inc. - 8,000 shares; MJG Associates, Inc. – 2,000 shares; GGCP, Inc. – 20,000 shares; GAMCO Investors, Inc. – 17,600 shares; and Mario J. Gabelli – 54,500 shares.

(4)	M.H.M. & Co., Ltd. is an Ohio limited partnership (the “Partnership”). Maynard H. Murch Co., Inc. is the managing general partner, and Loftis Investments LLC, a company wholly-owned by Thomas P. Loftis, is the other general partner of the Partnership. Partnership decisions with respect to the voting and disposition of Company shares are determined by Maynard H. Murch Co., Inc., whose board of directors is comprised of Creighton B. Murch and Robert B. Murch, who are first cousins, and Maynard H. Murch V, who is Mr. Robert B. Murch’s nephew.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

Our Board of Directors has adopted a written policy regarding the review, approval or ratification of related party transactions. Under the policy, all related party transactions must be pre-approved by the Audit Committee or ratified by the Audit Committee if pre-approval is not feasible. Under the policy, certain transactions are excluded from the definition of related party transaction, including (i) director and executive officer compensation required to be disclosed in the Company’s SEC filings; (ii) certain transactions with other companies where the related party’s only relationship is as beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved during any twelve-month year does not exceed the greater of $1,000,000 or 2% of that company’s total annual revenues; (iii) transactions where the related party’s interest arises solely from the ownership of the Company’s common shares and all holders of the Company’s common shares receive the same benefit on a pro rata basis; (iv) transactions in which the rates or charges are determined by competitive bids or involve the rendering of services as a common or contract carrier or public utility, at rates or charges fixed in conformity with law or governmental authority; and (v) transactions involving services as a bank depository of funds, transfer agent, registrar, trustee or similar services. In determining whether to approve or ratify a related party transaction, the Audit Committee will consider, among other factors, whether the terms of the transaction are fair to the Company, whether there are compelling business reasons to enter into the transaction, and whether the transaction would, in the case of an outside director, impair the independence of that outside director. Any Audit Committee member who has an interest in a transaction under discussion must abstain from voting on the proposed transaction.

Linn S. Harson, our Secretary and General Counsel, is a partner in the law firm of Thompson Hine LLP. Thompson Hine has served as our principal legal counsel since 1979 and this relationship is annually disclosed in writing to our Audit Committee for review. During fiscal 2012, we paid Thompson Hine $1,876,754 for legal services.

Other than as described in the preceding paragraph, during fiscal 2012 we were not a party to any transaction in which an executive officer, director, or 5% shareholder (or their immediate family members) had a material direct or indirect interest and no such person was indebted to us.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees for services provided by Ernst & Young LLP related to fiscal years 2012 and 2011 and for other services billed in the most recent two fiscal years:

Fees	Fiscal 2012	Fiscal 2011
Audit(1)	$1,417,159	$1,616,027
Audit-Related(2)	0	0
Tax(3)	7,000	20,200
All Other(4)	0	21,923

Total	$1,424,159	$1,658,150

(1)	For services rendered for the audits of the consolidated financial statements of the Company, audit of internal control over financial reporting, as well as statutory audits, review of financial statements included in Form 10-Q reports, issuance of consents, and assistance with review of documents filed with the Securities and Exchange Commission.
(2)	For services related to employee benefit plan audits and due diligence related to strategic alternatives.
(3)	For services related to tax compliance, tax return preparation, and tax assistance.
(4)	For due diligence services.

In appointing Ernst & Young LLP to serve as the Company’s independent auditors for fiscal 2012, the Audit Committee reviewed past services performed during fiscal 2011 and services proposed to be performed during fiscal 2012. In appointing Ernst & Young LLP, the Audit Committee carefully considered the impact of such services on Ernst & Young LLP’s independence. The Audit Committee has determined that the performance of such services did not affect the independence of Ernst & Young LLP. Ernst & Young LLP has advised the Company that Ernst & Young LLP is in compliance with all rules, standards and policies of the Independence Standards Board and the Securities and Exchange Commission governing auditor independence.

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

Consolidated Balance Sheet—August 31, 2012 and 2011.

Consolidated Statement of Income -

Years ended August 31, 2012, 2011 and 2010.

Consolidated Equity Statement -

Years ended August 31, 2012, 2011 and 2010.

Consolidated Cash Flow Statement -

Years ended August 31, 2012, 2011 and 2010.

Notes to Consolidated Financial Statements.

(a) (2)	FINANCIAL STATEMENT SCHEDULE

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) (3)	EXHIBITS.

See INDEX to EXHIBITS.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Robbins & Myers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of October, 2012.

ROBBINS & MYERS, INC.

BY	/s/ Peter C. Wallace
Peter C. Wallace
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Robbins & Myers, Inc. and in the capacities and on the date indicated:

NAME	TITLE	DATE

/s/ Peter C. Wallace Peter C. Wallace	Director, President and Chief Executive Officer	October 22, 2012

/s/ Kevin J. Brown Kevin J. Brown	Corporate Controller and Interim Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	October 22, 2012

*Thomas P. Loftis	Chairman Of Board	October 22, 2012
*Richard J. Giromini	Director	October 22, 2012
*Stephen F. Kirk	Director	October 22, 2012
*Andrew G. Lampereur	Director	October 22, 2012
*Dale L. Medford	Director	October 22, 2012
*Albert J. Neupaver	Director	October 22, 2012

*	The undersigned, by signing his name hereto, executes this Report on Form 10-K for the year ended August 31, 2012 pursuant to powers of attorney executed by the above-named persons and filed with the Securities and Exchange Commission.

/s/ Peter C. Wallace
Peter C. Wallace
Their Attorney-in-fact

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Other- Describe (8)	Deductions- Describe		Balance at End of Period
	(In thousands)

Year Ended August 31, 2012
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$4,435	$2,232	$(276)	$544	(2)	$5,847
Inventory obsolescence	34,884	1,684	(684)	1,712	(3)	34,172
Deferred tax asset valuation allowance	20,759	1,632	486	3,687	(4)	19,190
Other reserves:
Warranty claims	6,853	3,089	(94)	3,528	(5)	6,320
Current & L-T insurance reserves	1,312	1,489	—	911	(6)	1,890
Restructuring reserves	1,074	—	—	1,074	(7)	—

Year Ended August 31, 2011
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$4,942	$(195)	$1,039 (1)	$1,351	(2)	$4,435
Inventory obsolescence	14,704	2,365	27,658 (1)	9,843	(3)	34,884
Deferred tax asset valuation allowance	11,825	8,909	545	520	(4)	20,759
Other reserves:
Warranty claims	5,729	3,063	450 (1)	2,389	(5)	6,853
Current & L-T insurance reserves	1,340	730	—	758	(6)	1,312
Restructuring reserves	2,721	1,012	62	2,721	(7)	1,074

Year Ended August 31, 2010
Allowances and reserves deducted from assets:
Uncollectible and reserves deducted from assets	$5,561	$778	$(335)	$1,062	(2)	$4,942
Inventory obsolescence	13,143	1,874	(291)	22	(3)	14,704
Deferred tax asset valuation allowance	11,845	3,411	(719)	2,712	(4)	11,825
Other reserves:
Warranty claims	6,536	1,541	(15)	2,333	(5)	5,729
Current & L-T insurance reserves	1,454	721	—	835	(6)	1,340
Restructuring reserves	—	2,721	—	—	(7)	2,721

(1)	Includes impact from acquisition of T-3 in fiscal 2011 of $840,000 for uncollectible and reserves deducted from assets, $26,754,000 for inventory obsolescence reserve and $370,000 for warranty claims.
(2)	Represents accounts receivable written off against the reserve.
(3)	Inventory items scrapped and written off against the reserve.
(4)	Impact of valuation allowance release including expiration of related net operating losses and changes in tax rates.
(5)	Warranty cost incurred applied against the reserve.
(6)	Spending against casualty reserve.
(7)	Spending against restructuring reserve.
(8)	Includes impact of exchange rates, and for fiscal 2011, allowances and reserve accounts of our acquired business on acquisition date and certain other additions that were not charged to expense.

INDEX TO EXHIBITS

(2)	PLANOF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION

	2.1	Agreement and Plan of Merger, dated as of October 6, 2010, by and among Robbins & Myers, Inc., Triple Merger I, Inc., Triple Merger II, Inc., and T-3 Energy Services, Inc., was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 6, 2010	*/**

	2.2	Agreement, dated March 28, 2011, among Robbins & Myers, Inc., Romaco International B.V., Robbins & Myers Finance Europe B.V., Pfaudler Werke GmbH, Romaco Holdings UK Limited, Robbins & Myers Italia S.r.l., Robbins & Myers Holdings, Inc., DBG Alpha 9 GmbH, DBG Alpha 10 GmbH and Maple Holding S.r.l., together with Schedules 1.1(d) (Sellers’ Statements) and 13.1.5. (Conduct of Business Prior to Closing) to the Agreement, was filed as Exhibit 2.1. to our Current Report on Form 8-K filed on May 5, 2011	**/***

	2.3	Agreement and Plan of Merger, dated August 8, 2012, by and among National Oilwell Varco, Inc., Raven Process Corp., and Robbins & Myers, Inc., was filed as Exhibit 1.1 to our Current Report on Form 8-K filed on August 9, 2012	**/****

(3)	ARTICLESOF INCORPORATION AND BY-LAWS:

	3.1	Amended Articles of Incorporation of Robbins & Myers, Inc was filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the Quarter ended February 29, 2008	**

	3.2	Code of Regulations of Robbins & Myers, Inc. was filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the Quarter ended February 28, 2007	**

(4)	INSTRUMENTSDEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

	4.1	Registration Agreement, dated August 7, 2008, between Robbins & Myers, Inc. and M.H.M & Co., Ltd. was filed as Exhibit 4.3 to our Registration Statement on Form S-3ASR (File No. 333-152874), as amended by Post-Effective Amendment No. 1 filed on October 30, 2009	**

(10)	MATERIAL CONTRACTS:

	10.1	Credit Agreement, dated March 31, 2011, among Robbins & Myers, Inc. the Subsidiary Borrower party thereto, the Lenders party thereto, and JPMorgan Chase, N.A., as Administrative Agent, was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 5, 2011	**

	10.2	Waiver, dated as of August 8, 2012, by and among Robbins & Myers, Inc., JPMorgan Chase Bank, N.A., individually and as administrative agent, and the other financial institutions signatory thereto, was filed as Exhibit 1.3 to our Current Report on Form 8-K filed on August 9, 2012	**

	10.3	Robbins & Myers, Inc. Cash Balance Pension Plan (As Amended and Restated Effective as of October 1, 2010) was filed as Exhibit 10.1 to our Annual Report on Form 10-K for the year ended August 31, 2010	**/M

	10.4	Robbins & Myers, Inc. Retirement Savings Plan (January 1, 2010 Restatement) was filed as Exhibit 10.2 to our Annual Report on Form 10-K for the year ended August 31, 2010	**/M

10.5	First Amendment to Robbins & Myers, Inc. Retirement Savings Plan (January 1, 2010 Restatement) was filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended August 31, 2010	**/M

10.6	Robbins & Myers, Inc. Executive Supplemental Retirement Plan as amended through October 5, 2007 was filed as Exhibit 10.4 to our Annual Report on Form 10-K for the year ended August 31, 2007	**/M

10.7	Robbins & Myers, Inc. Executive Supplemental Pension Plan as amended through October 5, 2007 was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2007	**/M

10.8	Form of Indemnification Agreement between Robbins & Myers, Inc., and each director was filed as Exhibit 10.5 to our Annual Report on Form 10-K for the year ended August 31, 2001	**/M

10.9	Robbins & Myers, Inc. 1994 Directors Stock Compensation Plan was filed as Exhibit 10.6 to our Annual Report on Form 10-K for the year ended August 31, 2001	**/M

10.10	Robbins & Myers, Inc. Amended and Restated Senior Executive Annual Cash Bonus Plan was filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on December 5, 2011	**/M

10.11	Robbins & Myers, Inc. 1999 Long-Term Incentive Stock Plan was filed as Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-35856)	**/M

10.12	Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended (as amended through October 5, 2010) was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 12, 2010	**/M

10.13	T-3 Energy Services, Inc. 2002 Stock Incentive Plan (as Amended and Restated June 14, 2010) was filed as Exhibit 4.3 to the Post-Effective Amendment No. 1 on Form S-8 to Form S-4 (File No. 333-170502)	**/M

10.14	Employment Agreement between Robbins & Myers, Inc. and Peter C. Wallace as amended through October 6, 2009, was filed as Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended August 31, 2009	**/M

10.15	Letter Agreement, dated August 15, 2011, between Robbins & Myers, Inc. and Aaron Ravenscroft, was filed as Exhibit 10.14 to our Annual Report on Form 10-K for the year ended August 31, 2011	**/M

10.16	Restricted Share Unit Award Agreement, dated September 29, 2011 between Robbins & Myers, Inc. and Aaron Ravenscroft, was filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended August 31, 2011	**/M

10.17	Form of Executive Officer Change of Control Agreement as amended through October 5, 2007 entered into with each of Kevin J. Brown, Jeffrey L. Halsey, Saeid Rahimian, and Aaron Ravenscroft was filed as Exhibit 10.15 to our Annual Report on Form 10-K for the year ended August 31, 2007	**/M

	10.18	2006 Executive Supplemental Retirement Plan, effective August 31, 2006, and as amended through October 5, 2007 was filed as Exhibit 10.16 to our Annual Report on Form 10-K for the year ended August 31, 2007	**/M

	10.19	Form of Restricted Share Unit Award Agreement under Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 5, 2010, was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 12, 2010	**/M

	10.20	Form of Restricted Share Unit Award Agreement under Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 5, 2011, was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2011	**/M

	10.21	Form of Option Award Agreement under the Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 5, 2010, was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 12, 2010	**/M

	10.22	Form of Performance Share Award Agreement under the Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 5, 2010, was filed as Exhibit 10.5 to our Current Report on Form 8-K filed on October 12, 2010	**/M

	10.23	Form of Performance Share Award Agreement for Peter C. Wallace and Retirement-Eligible Employees under the Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 6, 2011, was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2011	**/M

	10.24	Form of Performance Share Award Agreement under the Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on October 6, 2011, was filed as Exhibit 10.3 to our Current Report on Form 8-K filed on October 11, 2011	**/M

	10.25	Form of Employee Non-Statutory Stock Option Agreement under the T-3 Energy Services, Inc. 2002 Stock Incentive Plan (As Amended and Restated Effective June 14, 2010) was filed as Exhibit 4.4 to the Post-Effective Amendment No. 1 on Form S-8 to Form S-4 (File No. 333-170502)	**/M

	10.26	Form of Option Award Agreement under the Robbins & Myers, Inc. 2004 Stock Incentive Plan As Amended, approved by the Compensation Committee of the Board of Directors of Robbins & Myers, Inc. on January 5, 2012, was filed as Exhibit 10.2 to our Current Report on Form 8-K filed on January 11, 2012	**/M

	10.27	Support Agreement, dated August 8, 2012, by and between M.H.M. & Co., Ltd. and National Oilwell Varco, Inc. was filed as Exhibit 1.2 to our Current Report on Form 8-K filed on August 9, 2012	**

(21)	SUBSIDIARIES OF THE REGISTRANT

	21.1	Subsidiaries of Robbins & Myers, Inc.	F

(23)	CONSENTS OF EXPERTS AND COUNSEL

	23.1	Consent of Ernst & Young LLP	F

(24)	POWER OF ATTORNEY

	24.1	Powers of Attorney of any person who signed this Report on Form 10-K on behalf of another pursuant to a Power of Attorney	F

(31)	RULE 13A–14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	F

	31.2	Rule 13a-14(a) CFO Certification	F

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	F

	32.2	Section 1350 CFO Certification	F

(101)		The following financial information from Robbins & Myers, Inc.’s Annual Report on Form 10-K for the period ended August 31, 2012, filed with the SEC, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet as of August 31, 2012 and 2011, (ii) the Consolidated Equity Statement for the years ended August 31, 2012, 2011 and 2010, (iii) the Consolidated Statement of Income for the years ended August 31, 2012, 2011 and 2010, (iv) the Consolidated Cash Flow Statement for the years ended August 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.	*****

“F”	Indicates Exhibit is being filed with this Report.
“*”	The Agreement and Plan of Merger filed as Exhibit 2.1 to our Current Report on 8-K filed on October 6, 2010 omits the disclosure letters to the Merger Agreement. Robbins & Myers agrees to furnish supplementally a copy of these documents to the Securities and Exchange Commission upon request.
“**”	Indicates that Exhibit is incorporated by reference in this Report from a previous filing with the Commission.
“***”	The Agreement filed as Exhibit 2.1 to our Current Report on Form 8-K filed on May 5, 2011 omits all Schedules and Sub-Schedules to the Agreement other than Schedules 1.1(d) (Sellers’ Statements) and 13.1.5 (Conduct of Business Prior to Closing). Robbins & Myers agrees to furnish supplementally a copy of these documents to the Securities and Exchange Commission upon request.
“****”	The Agreement and Plan of Merger filed as Exhibit 1.1 to our Current Report on Form 8-K filed on August 9, 2012 omits all Disclosure Schedules to the Agreement. Robbins & Myers agrees to furnish supplementally a copy of these documents to the Securities and Exchange Commission upon request.
“*****”	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.
“M”	Indicates management contract or compensatory arrangement.