Form 10-Q
period 2012-11-30
ROBBINS & MYERS, INC.
filed 2013-01-09
CIK 84290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

Common shares, without par value, outstanding as of November 30, 2012: 42,196,015

Part I—Financial Information

Item 1. Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands)

	November 30, 2012	August 31, 2012
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$184,873	$166,925
Accounts receivable	177,715	180,047
Inventories:
Finished products	88,546	78,677
Work in process	50,193	49,305
Raw materials	36,544	34,731

	175,283	162,713
Other current assets	13,396	11,206
Deferred taxes	21,074	21,169

Total Current Assets	572,341	542,060
Goodwill	579,355	577,874
Other Intangible Assets	192,796	195,730
Deferred Taxes	24,636	25,200
Other Assets	12,764	12,663
Property, Plant and Equipment	421,079	415,646
Less accumulated depreciation	(251,201)	(245,910)

	169,878	169,736

TOTAL ASSETS	$1,551,770	$1,523,263

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$90,480	$95,698
Accrued expenses	99,580	99,319
Current portion of long-term debt	494	153

Total Current Liabilities	190,554	195,170
Long-Term Debt—Less Current Portion	—	—
Deferred Taxes	134,874	134,758
Other Long-Term Liabilities	103,610	102,056
Robbins & Myers, Inc. Shareholders’ Equity:
Common stock	515,018	514,573
Retained earnings	669,990	640,072
Accumulated other comprehensive loss	(77,288)	(78,277)

Total Robbins & Myers, Inc. Shareholders’ Equity	1,107,720	1,076,368
Noncontrolling Interest	15,012	14,911

Total Equity	1,122,732	1,091,279

TOTAL LIABILITIES AND EQUITY	$1,551,770	$1,523,263

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED INCOME STATEMENT

(In thousands, except per share data)

(Unaudited)

	Three Months Ended November 30,
	2012	2011

Net sales	$257,298	$237,323
Cost of sales	162,545	141,782

Gross profit	94,753	95,541
Selling, general and administrative expenses	43,546	42,960
Other expense	3,318	—

Income before interest and income taxes (“EBIT”)	47,889	52,581
Interest (income), net	(14)	(61)

Income before income taxes	47,903	52,642
Income tax expense	15,752	17,187

Net income including noncontrolling interest	32,151	35,455
Less: Net income attributable to noncontrolling interest	123	198

Net income attributable to Robbins & Myers, Inc.	$32,028	$35,257

Net income per share:
Basic	$0.76	$0.77

Diluted	$0.76	$0.77

Weighted average common shares outstanding:
Basic	42,189	45,842

Diluted	42,379	46,060

Dividends per share:
Declared	$0.050	$0.045

Paid	$0.050	$0.045

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED COMPREHENSIVE INCOME STATEMENT

(In thousands)

(Unaudited)

	Three Months Ended November 30,
	2012	2011

Net income including noncontrolling interest	$32,151	$35,455
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	384	(21,544)
Pension and post-retirement plans liability adjustment	692	653

Total other comprehensive income (loss), net of tax	1,076	(20,891)

Comprehensive income including non controlling interest	33,227	14,564
Less: Comprehensive (income) loss attributable to noncontrolling interest	(210)	1,505

Comprehensive income attributable to Robbins & Myers, Inc.	$33,017	$16,069

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,
	2012	2011
Operating Activities:
Net income including noncontrolling interest	$32,151	$35,455
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	5,418	4,889
Amortization	2,941	3,003
Stock compensation expense	831	709
Changes in operating assets and liabilities:
Accounts receivable	2,714	(9,586)
Inventories	(12,088)	(8,967)
Accounts payable	(5,635)	(2,135)
Accrued expenses	(663)	4,652
Other	(1,077)	901

Net Cash and Cash Equivalents Provided by Operating Activities	24,592	28,921

Investing Activities:
Capital expenditures, net of nominal disposals	(5,069)	(6,813)

Net Cash and Cash Equivalents Used by Investing Activities	(5,069)	(6,813)

Financing Activities:
Proceeds from debt borrowings	2,135	3,909
Repayments of debt borrowings	(1,794)	(3,459)
Share repurchase program	—	(15,607)
Common stock activity, net	(386)	970
Cash dividends paid	(2,110)	(2,067)

Net Cash and Cash Equivalents Used by Financing Activities	(2,155)	(16,254)
Exchange Rate Impact on Cash	580	(5,007)

Increase in Cash and Cash Equivalents	17,948	847
Cash and Cash Equivalents at Beginning of Period	166,925	230,606

Cash and Cash Equivalents at End of Period	$184,873	$231,453

See Notes to Consolidated Condensed Financial Statements

ROBBINS & MYERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

November 30, 2012

(Unaudited)

NOTE 1—Preparation of Financial Statements

In the opinion of management, the accompanying unaudited consolidated condensed financial statements of Robbins & Myers, Inc. and subsidiaries (“Company,” “Robbins & Myers,” “we,” “our” or “us”) contain all adjustments, consisting of normally recurring items, necessary to present fairly our financial condition as of November 30, 2012 and August 31, 2012, and the results of our operations and cash flows for the three month periods ended November 30, 2012 and 2011. Results of operations for any interim period are not necessarily indicative of results for the full year. All intercompany transactions have been eliminated.

While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our most recent Annual Report on Form 10-K for the fiscal year ended August 31, 2012 and other current filings with the Securities and Exchange Commission (“SEC”). There have been no material changes in the accounting policies followed by us during fiscal 2013.

NOTE 2—Agreement and Plan of Merger

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

NOV, headquartered in Houston, Texas, is a world-wide leader in the design, manufacture and sale of equipment and components used in oil and gas drilling and production operations, the provision of oilfield services, and supply chain integration services to the upstream oil and gas industry.

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

The consummation of the proposed Merger is conditioned upon customary closing conditions, including, among others: (1) approval of the holders of at least two-thirds of our outstanding common shares; (2) the absence of any injunction, law or order prohibiting the Merger; (3) regulatory approvals, including expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Competition Act of Canada; (4) in the case of NOV, the absence of any material adverse effect on Robbins & Myers; and (5) in the case of NOV, that the holders of not more than 5% of our outstanding common shares exercise dissenters’ rights under Ohio law. On December 27, 2012, our shareholders approved the Merger, subject to the satisfaction of the remaining closing conditions, and none of our shareholders exercised dissenters’ rights under Ohio law.

Robbins & Myers and NOV have entered into a timing agreement with the United States Department of Justice (“DOJ”) pursuant to which Robbins & Myers and NOV have agreed to provide at least 30 days notice to the DOJ prior to consummation of the Merger. The parties are continuing to provide information to the DOJ; however, without DOJ consent, the Merger cannot close prior to February 18, 2013. In addition, as announced by Robbins & Myers on December 7, 2012, Robbins & Myers and NOV received a supplemental information request for information and documents from the Canadian Competition Bureau under the Competition Act of Canada. The effect of the request is to extend the waiting period imposed by the Canadian Act to 30 days after Robbins & Myers and NOV have each complied with the request (unless that period is extended voluntarily by the parties or terminated sooner by the Canadian Competition Bureau). Robbins & Myers and NOV are cooperating with the Canadian Competition Bureau to provide the requested information.

The Merger Agreement contains certain termination rights for both NOV and Robbins & Myers. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay NOV a termination fee of $75 million.

In fiscal 2013, the Company incurred $3.3 million of expense related to the pending Merger, which is included in “Other expense” in the Consolidated Condensed Income Statement.

For additional information about the Merger, please see our Current Report on Form 8-K, filed with the SEC on August 9, 2012, and the Merger Agreement, which is attached as Exhibit 1.1 thereto, the final proxy statement filed with the SEC on November 30, 2012, and our other Current Reports on Form 8-K filed with the SEC related to the Merger.

NOTE 3—Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three month period ended November 30, 2012, by reportable segment, are as follows:

	Energy Services	Process & Flow Control	Total
	(In thousands)
Balance as of September 1, 2012	$421,745	$156,129	$577,874
Translation adjustment impact	(183)	1,664	1,481

Balance as of November 30, 2012	$421,562	$157,793	$579,355

Information regarding our other intangible assets is as follows:

	As of November 30, 2012			As of August 31, 2012
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Customer Relationships	$156,394	$15,307	$141,087	$156,414	$13,306	$143,108

Technology	32,579	4,119	28,460	32,582	3,580	29,002

Patents, Trademarks and Trade names	31,072	10,070	21,002	31,076	9,737	21,339

Non-compete Agreements	8,799	7,786	1,013	8,801	7,764	1,037

Financing Costs	9,629	9,343	286	9,630	9,340	290

Other	13,639	12,691	948	13,640	12,686	954

Total	$252,112	$59,316	$192,796	$252,143	$56,413	$195,730

The amortization expense for the three month period ended November 30, 2012 was $2.9 million. We estimate that the amortization expense will be approximately $8.8 million for the remainder of fiscal 2013 and $11.8 million for each of the next five years beginning fiscal 2014. The expected amortization expense is an estimate. Actual amounts of amortization expense may differ from the estimated amounts due to changes in foreign currency exchange rates, impairment of intangible assets, intangible asset additions and their fair value adjustments in the measurement period, accelerated amortization of intangible assets, acquisition and divestiture activities and other factors.

NOTE 4—Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended November 30,
	2012	2011
	(In thousands, except per share data)
Numerator:
Net income attributable to Robbins & Myers, Inc.	$32,028	$35,257

Denominator:
Basic weighted average shares	42,189	45,842
Effect of dilutive options and restricted shares/units	190	218

Diluted weighted average shares	42,379	46,060

Basic net income per share	$0.76	$0.77

Diluted net income per share	$0.76	$0.77

Anti-dilutive options (excluded from diluted net income per share computations)	—	28

NOTE 5—Product Warranties

We estimate the warranty accrual based on specific product failures that are known to us plus an additional amount based on the historical relationship of warranty claims to sales.

Changes in our product warranty liability during the period are as follows:

Three Months Ended November 30, 2012
(In thousands)
Balance at beginning of the period	$6,320
Warranty expense	1,234
Deductions / payments	(1,068)
Translation adjustment impact	14

Balance at end of the period	$6,500

NOTE 6—Long-Term Debt

November 30, 2012
(In thousands)
Debt:
Revolving credit loan	$—
Other	494

Total debt	494
Less current portion	494

Long-term debt	$—

Our Bank Credit Agreement (the “Agreement”) provides that we may borrow, for the term of the Agreement, on a revolving credit basis up to a maximum of $150.0 million at any one time. In addition, under the terms of the Agreement, we are entitled, on up to six occasions prior to the maturity of the loan, subject to the satisfaction of certain conditions, to increase the aggregate commitments under the Agreement in the aggregate principal amount of up to $150.0 million. All outstanding amounts under the Agreement are due and payable on March 16, 2016. Interest is variable based upon formulas tied to a Eurocurrency rate or an alternative base rate defined in the Agreement, at our option. Borrowings, which may also be used for general corporate purposes, are unsecured, but are guaranteed by certain of our subsidiaries. While no amounts are outstanding under the Agreement at November 30, 2012, we have $27.9 million of standby letters of credit outstanding at November 30, 2012. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement, we have $122.1 million of unused borrowing capacity.

The Agreement contains customary representations and warranties, default provisions and affirmative and negative covenants, including limitations on indebtedness, liens, asset sales, mergers and other fundamental changes involving the Company, permitted investments, sales and lease backs, cash dividends and share repurchases, and financial covenants relating to interest coverage and leverage. As of November 30, 2012, we are in compliance with these covenants.

We obtained a waiver from the lenders under the Agreement in connection with our pending merger with National Oilwell Varco, because the execution of the Merger Agreement and the merger would cause us to be in default under the Agreement.

NOTE 7—Retirement Benefits

Pension and other postretirement plan costs are as follows:

Pension Benefits

	Three Months Ended November 30,
	2012	2011
	(In thousands)
Service cost	$257	$345
Interest cost	1,886	2,028
Expected return on plan assets	(2,048)	(1,658)
Amortization of prior service (credit) cost	(16)	43
Amortization of unrecognized losses	863	754
Settlement/curtailment expense	493	150

Net periodic benefit cost	$1,435	$1,662

Other Postretirement Benefits

	Three Months Ended November 30,
	2012	2011
	(In thousands)
Service cost	$142	$122
Interest cost	254	292
Amortization of prior service cost	51	51
Amortization of unrecognized losses	153	147

Net periodic benefit cost	$600	$612

The Company expects fiscal 2013 contributions to approximate the initial contribution estimate made at August 31, 2012.

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

The effective tax rate was 32.9% for the first quarter of fiscal 2013 and 32.6% for the first quarter of fiscal 2012. The first quarter fiscal 2013 rate was lower than the U.S. federal statutory income tax rate due to increased income in our foreign locations which have lower effective tax rates, as well as permanent deductions related to U.S. manufacturing. The prior year rate was lower than the U.S. federal statutory income tax rate due to increased income in our foreign locations which have lower effective tax rates, as well as U.S. tax credits and permanent deductions related to research and development and U.S. manufacturing.

The balance of unrecognized tax benefits, including interest and penalties, as of November 30, 2012 and August 31, 2012 was $2.7 million, all of which would affect the effective tax rate if recognized in future periods.

NOTE 9—Stock Compensation

We sponsor a long-term incentive stock plan to provide for the granting of stock-based compensation to certain officers and other key employees. Under the plan, the stock option price per share may not be less than the fair market value per share as of the date of grant. Outstanding grants generally become exercisable over a three to four year period. In addition, we sponsor a long-term incentive plan for selected participants who receive share based grants and also earn performance share based awards on varying target levels, based on earnings per share and return on net assets. As of November 30, 2012, we had $3.6 million of compensation expense not yet recognized related to nonvested stock awards. The weighted average period over which this compensation cost will be recognized is 1.7 years. There were 1,500 and 36,042 stock options exercised in the first three months of fiscal 2013 and fiscal 2012, respectively.

Total stock compensation expense for all stock based awards was $0.8 million ($0.5 million after tax) and $0.7 million ($0.4 million after tax) for the first quarter of fiscal 2013 and fiscal 2012, respectively.

NOTE 10—Business Segments

The following tables present information about our reportable business segments. Inter-segment sales were not material and were eliminated at the consolidated level.

	Three Months Ended November 30,
	2012	2011
	(In thousands)

Unaffiliated Customer Sales:
Energy Services	$159,293	$146,988
Process & Flow Control	98,005	90,335

Total	$257,298	$237,323

Income Before Interest and Income Taxes (“EBIT”):
Energy Services	$43,235	$47,298
Process & Flow Control	12,552	10,070
Corporate and Eliminations	(7,898)	(4,787)

Total	$47,889	$52,581

EBIT (Income before interest and income taxes) is a non-GAAP measure. The Company uses this measure to evaluate its performance and believes this measure is helpful to investors in assessing its performance. A reconciliation of this measure to net income is included in our Consolidated Condensed Income Statement. EBIT is not a measure of cash available for use by the Company.

NOTE 11—Share Repurchase Program

On October 6, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million of the Company’s then outstanding common shares in addition to the approximately 1.0 million shares that were available to be repurchased under the October 2008 authorization by the Board of Directors (the “Programs”). By June 2012, the Company had substantially completed all the repurchases under the Programs resulting in the repurchase of $187.2 million of its common shares in fiscal 2012, at the average price of $47.07 per share, including 0.4 million shares that were repurchased for $15.6 million in the three month period ended November 30, 2011. These shares were accounted as treasury shares and were funded from the Company’s available cash balances.

On June 25, 2012, the Company’s Board of Directors authorized the repurchase of up to 2.0 million of the Company’s then outstanding common shares (the “June 2012 Program”). There were no repurchases under the June 2012 Program in fiscal 2012 or in the first quarter of fiscal 2013. Under the terms of the definitive merger agreement with NOV, we have agreed not to repurchase our common shares under the June 2012 Program pending consummation of the merger.

NOTE 12—New Accounting Pronouncement

In July 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” that gives both public and nonpublic entities the option to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This standard will be effective for us beginning in our fiscal 2014. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

NOTE 13—Fair Value Measurements

Accounting standards define fair value based on an exit price model, establish a framework for measuring fair value where the Company’s assets and liabilities are required to be carried at fair values and provide for certain disclosures related to the valuation methods used within a valuation hierarchy as established within the accounting standards. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, including interest rates, yield curves and credit risks, or inputs that are derived principally from or corroborated by observable market data through correlation. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. There were no transfers among fair value hierarchies for any assets or liabilities during the current three month period.

A summary of the financial assets that are carried at fair value measured on a recurring basis as of November 30, 2012 and August 31, 2012 is as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

November 30, 2012:

Cash and cash equivalents (1)	$184,873	—	—

August 31, 2012:

Cash and cash equivalents (1)	$166,925	—	—

(1)	Our cash and cash equivalents primarily consist of cash in banks, commercial paper and overnight investments in highly rated financial institutions.

Non-Financial Assets and Liabilities at Fair value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). At November 30, 2012, no fair value adjustments or fair value measurements were required for nonfinancial assets or liabilities.

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

NOTE 14—Contingencies

There are claims, suits and complaints arising in the ordinary course of business filed or pending against us. Although we cannot predict the outcome of such claims, suits and complaints with certainty, we do not believe that the disposition of these matters will have a material adverse effect on our financial position, results of operations or cash flows.

The Company is subject to an ongoing investigation by the U.S. Department of Justice (“DOJ”) and the Department of Commerce Bureau of Industry and Security (“BIS”) regarding potential export controls violations arising from certain shipments by our Belgian subsidiary to one customer in Iran, Sudan and Syria in 2005 and 2006. We have cooperated with the investigation and in August 2012, we received a proposed joint settlement offer from DOJ and BIS. We have requested additional information from DOJ and BIS regarding the proposed settlement terms. We have accrued $1.8 million in connection with this matter and the potential settlement, and cannot predict whether or when this matter will be settled or the specific terms of any settlement.

In connection with the proposed merger with an affiliate of National Oilwell Varco, Inc., on August 13, 2012, August 17, 2012, and October 5, 2012, respectively, shareholder derivative and class action complaints were filed in the District Court of Montgomery County, Texas, the United States District Court for the Southern District of Ohio, and the United States District Court for the Southern District of Texas against the Company, our directors, and National Oilwell Varco, Inc. and its affiliate. The complaints allege, among other things, that our directors breached their fiduciary duties to the Company and our shareholders and that National Oilwell Varco aided and abetted our directors’ alleged breaches of their fiduciary duties. The complaints seek, among other things, injunctive relief, rescission of the merger agreement and the plaintiffs’ costs and disbursements in pursuing the actions, including reasonable attorneys’ and experts’ fees. On October 22, 2012, the plaintiff dismissed the action pending in Texas State Court with prejudice and on January 4, 2013, the plaintiff dismissed the action pending in the United States District Court for the Southern District of Texas. The plaintiff in the remaining lawsuit pending in the United States District Court for the Southern District of Ohio agreed not to pursue injunctive relief to enjoin the special meeting of shareholders and in return, we withdrew our pending motion to dismiss and agreed to allow the plaintiff to amend his complaint. Robbins & Myers, our directors and each of the other named defendants are defending and will continue to defend the remaining lawsuit. We do not expect that this lawsuit will have a material adverse effect on our financial condition or results of operations or completion of the merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

We are a leading designer, manufacturer and marketer of highly engineered, application-critical equipment and systems for the energy, industrial, chemical and pharmaceutical markets world-wide. By acquiring T-3 Energy Services, Inc. in fiscal 2011, we have expanded and complemented our energy business in our Energy Services segment, and created a stronger strategic platform with better scale to support future growth. We attribute our success to our close and continuing interaction with customers, our manufacturing, sourcing and application engineering expertise and our ability to serve customers globally. We continue to initiate programs to reduce our manufacturing footprint for specific product lines to improve asset utilization, and standardize more of the reactor system product offerings to leverage our supply chain, global manufacturing assets and functional resources. We continue to find new ways to improve the business by leveraging strengths across the Company and identify new synergy opportunities. We are creating an organization with cross-functional teams that are focused on working together to further improve our operating performance, and that are committed to continuous improvement, in order to provide incremental improvements in fiscal 2013. Our business groups are focusing on strategies to enhance our aftermarket sales by being more responsive to our customers’ needs and requirements, while developing new products and services to help achieve even greater productivity and profitability. We also expect to continue our streamlining and profit margin expansion efforts in certain businesses in fiscal 2013 and pursue our organic and strategic growth initiatives to improve our competitiveness, financial results, long-term profitability and shareholder value.

As more fully described in Note 2 of Notes to Consolidated Condensed Financial Statements, on August 8, 2012, we entered into a definitive merger agreement with National Oilwell Varco, Inc. (“NOV,” “National Oilwell Varco”), in an all-cash transaction (the “Merger”). Under the terms of the transaction, which has been approved by the Boards of Directors of both Robbins & Myers and NOV, upon the closing of the merger, our shareholders will receive $60.00 in cash for each common share of Robbins & Myers they own. The consummation of the proposed Merger is conditioned upon customary closing conditions, including, among others: (1) approval of the holders of at least two-thirds of our outstanding common shares; (2) the absence of any injunction, law or order prohibiting the Merger; (3) regulatory approvals, including expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the Competition Act of Canada; (4) in the case of NOV, the absence of any material adverse effect on Robbins & Myers; and (5) in the case of NOV, that the holders of not more than 5% of our outstanding common shares exercise dissenters’ rights under Ohio law. On December 27, 2012, our shareholders approved the Merger, subject to the satisfaction of the remaining closing conditions, and none of our shareholders exercised dissenters’ rights under Ohio law.

Robbins & Myers and NOV have entered into a timing agreement with the United States Department of Justice (“DOJ”) pursuant to which Robbins & Myers and NOV have agreed to provide at least 30 days notice to the DOJ prior to consummation of the Merger. The parties are continuing to provide information to the DOJ; however, without DOJ consent, the Merger cannot close prior to February 18, 2013. In addition, as announced by Robbins & Myers on December 7, 2012, Robbins & Myers and NOV received a supplemental information request for information and documents from the Canadian Competition Bureau under the Competition Act of Canada. The effect of the request is to extend the waiting period imposed by the Canadian Act to 30 days after Robbins & Myers and NOV have each complied with the request (unless that period is extended voluntarily by the parties or terminated sooner by the Canadian Competition Bureau). Robbins & Myers and NOV are cooperating with the Canadian Competition Bureau to provide the requested information.

Unless expressly noted to the contrary, all forward-looking statements in the discussion and analysis of financial condition and results of operations that follows relate to the Company on a stand-alone basis and are not reflective of the impact of the proposed merger with NOV.

We experienced mixed results in the first quarter of fiscal 2013, with improved Company-wide revenue driven by record backlog in both of our segments at the end of the prior year. We are however seeing demand in our energy markets trending lower due to the drop in North American drilling activity, resulting in lower energy segment orders and margins in the first quarter of fiscal 2013 compared with the same period in the prior year. In contrast, we are continuing to see improved performances in our chemical and industrial markets in major geographic areas and end markets, with most products achieving revenue growth and improved margins, driven by higher backlog at the beginning of fiscal 2013 and higher orders in the first quarter of fiscal 2013, along with benefits from our past restructuring and disciplined cost containment initiatives.

With approximately 43% of our sales outside the United States, we can be affected by changes in currency exchange rates between the U.S. dollar and the foreign currencies in non-U.S. countries in which we operate. Although the U.S. dollar strengthened against many of the other major currencies in fiscal 2013 compared with the same prior year period, the impact on net income, sales and orders due to exchange rate changes was not material in the first quarter of fiscal 2013 compared with the same period in the prior year. Additionally, the assets and liabilities of our foreign operations are translated at the exchange rates in effect at the balance sheet date, with related gains or losses reported as a separate component of our shareholders’ equity, except for Venezuela which is reported following highly inflationary accounting rules under U.S. generally accepted accounting principles (“GAAP”). The marginal weakening of the U.S. dollar against most other foreign currencies in the first quarter of fiscal 2013 did not materially impact our financial condition at the end of the quarter as compared with end of fiscal 2012.

Our business consists of two market-focused segments: Energy Services and Process & Flow Control.

Energy Services. Order levels from customers served by our Energy Services segment softened in the first quarter of fiscal 2013 compared with the prior year period. Demand for our energy products was lower in fiscal 2013 from prior year trends due to an increased available supply of oil and natural gas world-wide, resulting in pull-back in oil prices and lower rig count. Record backlog at the beginning of fiscal 2013 resulted in higher sales volume in the first quarter of fiscal 2013 compared with the same period in the prior year; however, the demand for our power sections used in drilling motors was lower in fiscal 2013 resulting in lower margins year-over-year. Our primary objectives for this segment are to grow sales by expanding our geographic reach, improving our selling and product management capabilities, commercializing new products in our niche market sectors, developing new customer relationships, and expanding our aftermarket business. Our Energy Services business segment designs, manufactures, markets, repairs and services equipment and systems including power sections for drilling motors, blow-out preventers, wellhead equipment, frac manifolds and trees, high pressure engineered gate valves, and a broad line of ancillary equipment for the energy sector, such as rod guides, rod and tubing rotators, pipeline closure products and valves. These products are primarily used in upstream oil and gas exploration and recovery applications.

Process & Flow Control. Order levels in our Process & Flow Control segment continued their upward trend in the first quarter of fiscal 2013, especially in our industrial mixers and reactor products in developed regions, relative to the comparable period of the prior year. By increasing our presence around the globe, especially in the developing regions, and by placing greater emphasis on pricing and sales targets to assume greater market coverage, we achieved higher sales volume and profitability in this segment in fiscal 2013, compared with the same period in the prior year. Our primary objectives for this segment are to reduce operating costs in developed regions, increase manufacturing capabilities in low cost areas, standardize our products to increase operating flexibility, integrate our global operations and increase our focus on aftermarket opportunities. Our Process & Flow Control business segment designs, manufactures and services glass-lined reactors and storage vessels, customized equipment and systems and customized fluoropolymer-lined fittings, industrial progressing cavity pumps and complementary products such as grinders and customized fluid-agitation equipment and systems primarily for the pharmaceutical, industrial and specialty chemical markets.

The following tables present the components of our Consolidated Condensed Income Statement and segment information for the first quarter of fiscal 2013 and 2012.

	Three Months Ended November 30,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	63.2	59.7

Gross profit	36.8	40.3
Selling, general and administrative expenses	16.9	18.1
Other expense	1.3	—

EBIT	18.6%	22.2%

	Three Months Ended November 30,
	2012	2011
	(In thousands, except percents)
Segment
Energy Services:
Sales	$159,293	$146,988
EBIT	43,235	47,298
EBIT %	27.1%	32.2%

Process & Flow Control:
Sales	$98,005	$90,335
EBIT	12,552	10,070
EBIT %	12.8%	11.1%

Comparability of segment data is impacted by the changes in foreign currency exchange rates due to translation of our non-U.S. dollar denominated subsidiary results into U.S. dollars, as well as general economic conditions in the end markets we serve.

EBIT (Income before interest and income taxes) is a non-GAAP measure. The Company uses this measure to evaluate its performance and believes this measure is helpful to investors in assessing its performance. A reconciliation of this measure to net income is included in our Consolidated Condensed Income Statement. EBIT is not a measure of cash available for use by the Company.

Three months ended November 30, 2012 and November 30, 2011

Net Sales

Consolidated net sales for the first quarter of fiscal 2013 were $257.3 million, $20.0 million higher than net sales for the first quarter of fiscal 2012. Excluding the impact of currency translation, net sales increased by $21.1 million, or 9%, due to higher sales in both of our segments.

The Energy Services segment, had sales of $159.3 million in the first quarter of fiscal 2013 compared with $147.0 million in the first quarter of fiscal 2012, an increase of $12.3 million. Excluding currency translation, sales increased $11.8 million, or 8%. This increase was primarily driven by record backlog at the end of fiscal 2012. Fiscal 2013 saw a softening in the North American drilling activity, resulting in lower investments by companies in the exploration and production to capture oil and gas from shale formations. Consequently, orders for this segment were impacted in the first quarter of fiscal 2013 and at $145.2 million, were $24.8 million, or 15% lower than the comparable period in the prior year, excluding currency impact. Ending backlog at November 30, 2012 was $155.6 million compared with $143.0 million at November 30, 2011.

The Process & Flow Control segment had sales of $98.0 million in the first quarter of fiscal 2013 compared with $90.3 million in the first quarter of fiscal 2012, an increase of 8%. Excluding the impact of currency translation, sales increased $9.3 million, or 10%, over the prior year period, driven by high backlog at the beginning of fiscal 2013 and higher orders in fiscal 2013. Orders for this segment were $101.2 million in the first quarter of fiscal 2013 and were 20% higher than the $84.6 million in the prior year period. Adjusting for changes in currency exchange rates, orders increased by $18.9 million, or 22%, from the prior year period, reflecting improved conditions in most of our end markets. Ending backlog continued to grow in fiscal 2013. Ending backlog at November 30, 2012 was $142.7 million compared with $116.9 million at November 30, 2011.

Income Before Interest and Income Taxes (EBIT)

Consolidated EBIT for the first quarter of fiscal 2013 was $47.9 million, a decrease of $4.7 million from the first quarter of fiscal 2012. This decrease in EBIT, inspite of higher sales in fiscal 2013, resulted primarily due to an unfavorable product mix, especially in our Energy Services segment, and higher costs related to our pending merger with NOV. The exchange rate impact on consolidated EBIT was minimal.

The Energy Services segment had EBIT of $43.2 million in the first quarter of fiscal 2013 compared with $47.3 million in the first quarter of fiscal 2012. EBIT decreased mainly due to an unfavorable sales mix compared with the first quarter of fiscal 2012, as sales of higher margin drilling system products were lower compared with the prior year. The exchange rate impact was minimal.

The Process & Flow Control segment had EBIT of $12.6 million in the first quarter of fiscal 2013 compared with $10.1 million in the first quarter of fiscal 2012, an increase of $2.5 million. The increase in EBIT is due principally to the higher sales volume in fiscal 2013. The exchange rate impact was minimal.

Corporate costs were $3.1 million higher in the first quarter of fiscal 2013 compared with the same period in fiscal 2012, primarily due to legal, advisory and professional costs of $3.3 million in fiscal 2013 related to our pending merger with NOV.

Income Taxes

The effective tax rate was 32.9% for the first quarter of fiscal 2013 compared with 32.6% in the prior year period. The effective tax rate for the three month period ended November 30, 2012 was lower than the U.S. federal statutory tax rate due to increased income in our foreign locations which have lower effective tax rates, as well as permanent deductions related to U.S. manufacturing.

The first quarter fiscal 2012 rate was lower than the U.S. federal statutory income tax rate due to increased income in our foreign locations which have lower effective tax rates, as well as U.S. tax credits and permanent deductions related to research and development and U.S. manufacturing.

Liquidity and Capital Resources

Operating Activities

In the first quarter of fiscal 2013, our cash inflow from operating activities was $24.6 million, compared with $28.9 million in the same period of the prior year. This decrease occurred primarily due to lower income in the first quarter of fiscal 2013 relative to the comparable period in the prior year. There was an increase in working capital investment in the first three months of fiscal 2013 which reduced our operating cash flow, but it was comparable to the prior year period. Our cash flows from operating activities can fluctuate significantly from period to period due to working capital needs, the timing of payments for items such as income taxes, pension funding and other items.

We expect our available cash, fiscal 2013 operating cash flow and amounts available under our credit agreement to be adequate to fund fiscal 2013 operating needs, shareholder dividends, capital expenditures and additional share repurchases, if any.

Investing Activities

Our financial condition continues to remain strong at the end of the first quarter of fiscal 2013, with resources available for reinvestment in existing businesses. The level of our capital expenditures is also limited under the Merger Agreement. Our capital expenditures were $5.1 million in the first quarter of fiscal 2013 compared with $6.8 million in the first quarter of fiscal 2012. Our capital expenditures in fiscal 2013 primarily supported our sales growth and cost reduction initiatives.

Financing Activities

Our cash outflows from financing activities for the first three months of fiscal 2013 were $2.2 million, which related primarily to cash dividend payments.

Our cash outflows from financing activities for the first three months of fiscal 2012 were $16.3 million, primarily for $15.6 million in share repurchases.

On October 6, 2011, the Company announced that its Board of Directors had authorized the repurchase of up to 3.0 million of the Company’s then outstanding common shares in addition to the approximately 1.0 million shares that were available to be repurchased under the October 2008 authorization by the Board of Directors (the “Programs”). The Company repurchased approximately 0.4 million shares that were repurchased for $15.6 million in the three month period ended November 30, 2011.

By June 2012, the Company had substantially completed all the repurchases under the Programs. On June 25, 2012, the Company’s Board of Directors authorized the repurchase of up to 2.0 million of the Company’s then outstanding common shares (the “June 2012 Program”). There were no repurchases under the June 2012 Program in the first quarter of fiscal 2013. Under the terms of the definitive merger agreement with NOV, we have agreed not to repurchase our common shares under the June 2012 Program pending consummation of the merger.

Credit Agreement

Our Bank Credit Agreement (the “Agreement”) provides that we may borrow, for the five-year term of the Agreement, on a revolving credit basis up to a maximum of $150.0 million at any one time. In addition, under the terms of the Agreement, we are entitled, on up to six occasions prior to the maturity of the loan, subject to the satisfaction of certain conditions, to increase the aggregate commitments under the Agreement in the aggregate principal amount of up to $150.0 million. All outstanding amounts under the Agreement are due and payable on March 16, 2016. Interest is variable based upon formulas tied to a Eurocurrency rate or an alternative base rate defined in the Agreement, at our option. Borrowings, which may also be used for general corporate purposes, are unsecured, but are guaranteed by certain of our subsidiaries. While no amounts are outstanding under the Agreement at November 30, 2012, we have $27.9 million of standby letters of credit outstanding at November 30, 2012. These standby letters of credit are used as security for advance payments received from customers and for future payments to our vendors. Accordingly, under the Agreement, we have $122.1 million of unused borrowing capacity.

The Agreement contains customary representations and warranties, default provisions and affirmative and negative covenants, including limitations on indebtedness, liens, asset sales, mergers and other fundamental changes involving the Company, permitted investments, sales and lease backs, cash dividends and share repurchases, and financial covenants relating to interest coverage and leverage. As of November 30, 2012, we are in compliance with these covenants.

We obtained a waiver from the lenders under the Agreement in connection with our pending merger with National Oilwell Varco, because the execution of the Merger Agreement and the merger would cause us to be in default under the Agreement.

Following is information regarding our long-term contractual obligations and other commitments outstanding as of November 30, 2012:

	Payments Due by Period
Long-term contractual obligations	Total	One year or less	Two to three years	Four to five years	After five years
	(In thousands)
Debt	$494	$494	$—	$—	$—
Operating leases (1)	17,000	6,000	8,000	2,000	1,000

Total contractual cash obligations	$17,494	$6,494	$8,000	$2,000	$1,000

(1)	Operating leases are estimated as of November 30, 2012 and consist primarily of building and equipment leases.

Unrecognized tax benefits, including interest and penalties, in the amount of $2.7 million as of November 30, 2012, have been excluded from the table because we are unable to make a reasonably reliable estimate of the timing of the future payments. The only other commercial commitments outstanding were standby letters of credit of $27.9 million, which are substantially due within one year.

Critical Accounting Policies

In preparing our consolidated financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are straightforward. There are, however, some policies that are critical because they are important in determining the financial condition and results of operations and some may involve management judgments due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts. These policies are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Report on Form 10-K for the year ended August 31, 2012. There have been no material changes in the accounting policies followed by us during fiscal 2013.

Safe Harbor Statement

In addition to historical information, this report contains forward-looking statements identified by use of words such as “expects,” “anticipates,” “believes,” and similar expressions. These statements reflect management’s current expectations and involve known and unknown risks, uncertainties, contingencies and other factors that could cause actual results, performance or achievements to differ materially from those stated. The most significant of these risks and uncertainties are described in our Annual Report on Form 10-K for the year ended August 31, 2012 and other current filings with the Securities and Exchange Commission and include, but are not limited to: satisfaction of the conditions to the closing of the merger with NOV (including the receipt of regulatory approvals and completion of certain compliance due diligence); uncertainties as to the timing of the merger; costs and difficulties relating to the proposed merger; inability to retain key personnel; changes in the demand for or price of oil and/or natural gas; a significant decline in capital expenditures within the markets served by the Company; the failure of our Energy Services products used in oil and gas exploration, development and production; the possibility of product liability lawsuits that could harm our businesses; the ability to realize the benefits of restructuring programs; increases in competition; changes in the availability and cost of raw materials; foreign exchange rate fluctuations as well as economic or political instability in international markets and performance in hyperinflationary environments, such as Venezuela; work stoppages related to union negotiations; customer order cancellations; events or circumstances which result in an impairment of, or valuation against, assets; the potential impact of U.S. and foreign legislation, government regulations, and other governmental action, including those relating to offshore drilling and hydraulic fracturing, and export and import of products and materials, and changes in the interpretation and application of such laws and regulations; the outcome of audit, compliance, administrative or investigatory reviews; proposed changes in U.S. tax law which could impact our future tax expense and cash flow and decline in the market value of our pension plans’ investment portfolios. Except as otherwise required by law, we do not undertake any obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date hereof.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In our normal operations we have market risk exposure to foreign currency exchange rates and interest rates. There has been no significant change in our market risk exposure with respect to these items during the quarter ended November 30, 2012. For additional information see “Qualitative and Quantitative Disclosures About Market Risk” at Item 7A of our Annual Report on Form 10-K for the year ended August 31, 2012.

Item 4. Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of November 30, 2012. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis.

Based on this evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of November 30, 2012.

(B) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

In connection with the proposed merger with an affiliate of National Oilwell Varco, Inc., on August 13, 2012, August 17, 2012, and October 5, 2012, respectively, shareholder derivative and class action complaints were filed in the District Court of Montgomery County, Texas, the United States District Court for the Southern District of Ohio, and the United States District Court for the Southern District of Texas against the Company, our directors, and National Oilwell Varco, Inc. and its affiliate. The complaints allege, among other things, that our directors breached their fiduciary duties to the Company and our shareholders and that National Oilwell Varco aided and abetted our directors’ alleged breaches of their fiduciary duties. The complaints seek, among other things, injunctive relief, rescission of the merger agreement and the plaintiffs’ costs and disbursements in pursuing the actions, including reasonable attorneys’ and experts’ fees. On October 22, 2012, the plaintiff dismissed the action pending in Texas State Court with prejudice and on January 4, 2013, the plaintiff dismissed the action pending in the United States District Court for the Southern District of Texas. The plaintiff in the remaining lawsuit pending in the United States District Court for the Southern District of Ohio agreed not to pursue injunctive relief to enjoin the special meeting of shareholders and in return, we withdrew our pending motion to dismiss and agreed to allow the plaintiff to amend his complaint. Robbins & Myers, our directors and each of the other named defendants are defending and will continue to defend the remaining lawsuit. We do not expect that this lawsuit will have a material adverse effect on our financial condition or results of operations or completion of the merger.

Item 1A. Risk Factors

For information regarding factors that could affect the Company’s operations, financial condition and liquidity, see the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 31, 2012. There has been no material change in the risk factors set forth in our Annual Report on Form 10-K for the year ended August 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of the Company’s repurchases of its common shares during the quarter ended November 30, 2012 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)

September 1-30, 2012	—	$—	—	2,000,000

October 1-31, 2012	6,912	59.96	—	2,000,000

November 1-30, 2012	—	—	—	2,000,000

Total	6,912		—

(a)	During the first quarter of fiscal 2013, the Company repurchased 6,912 of its common shares in connection with the vesting of restricted share awards.
(b)	On June 25, 2012, the Company’s Board of Directors authorized the repurchase of up to 2.0 million of the Company’s then outstanding common shares (the “June 2012 Program”). Repurchases under the June 2012 Program will generally be made in the open market or in privately negotiated transactions not exceeding prevailing market prices, subject to regulatory considerations and market conditions, and will be funded from the Company’s available cash and credit facilities. There were no repurchases under the June 2012 Program in the first quarter of fiscal 2013. Under the terms of the definitive merger agreement with NOV, we have agreed not to repurchase our common shares under the June 2012 Program pending consummation of the merger. The June 2012 Program will expire when we have repurchased all the authorized shares, unless terminated earlier by a Board resolution, or consummation of the merger.

Item 6. Exhibits

a)	Exhibits – see INDEX TO EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROBBINS & MYERS, INC.
(Registrant)

DATE:	January 9, 2013	BY	/s/ Kevin J. Brown
Kevin J. Brown
Corporate Controller and Interim Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)

INDEX TO EXHIBITS

(31)	RULE 13A-14(A) CERTIFICATIONS

	31.1	Rule 13a-14(a) CEO Certification	F

	31.2	Rule 13a-14(a) CFO Certification	F

(32)	SECTION 1350 CERTIFICATIONS

	32.1	Section 1350 CEO Certification	F

	32.2	Section 1350 CFO Certification	F

(101)		The following financial information from Robbins & Myers, Inc.’s Quarterly Report on Form 10-Q for the period ended November 30, 2012, filed with the SEC on January 9, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheet at November 30, 2012 and August 31, 2012, (ii) Consolidated Condensed Income Statement for the three month periods ended November 30, 2012 and 2011, (iii) Consolidated Condensed Comprehensive Income Statement for the three month periods ended November 30, 2012 and 2011, (iv) the Consolidated Condensed Statement of Cash Flows for the three month periods ended November 30, 2012 and 2011, and (v) Notes to Consolidated Condensed Financial Statements.	*

“F”	Filed herewith
“*”	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.